Form 10-Q
period 2014-09-30
KIRBY CORP
filed 2014-11-05
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 4, 2014 was 57,059,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013
	($ in thousands)
Current assets:
Cash and cash equivalents	$3,684	$4,022
Accounts receivable:
Trade – less allowance for doubtful accounts	395,868	311,549
Other	93,692	43,053
Inventories – net	164,843	135,887
Prepaid expenses and other current assets	48,214	40,037
Deferred income taxes	8,409	9,458

Total current assets	714,710	544,006

Property and equipment	3,584,634	3,375,893
Less accumulated depreciation	(1,099,203)	(1,005,090)

Property and equipment – net	2,485,431	2,370,803

Goodwill	591,405	591,405
Other assets	160,588	176,303

Total assets	$3,952,134	$3,682,517

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2014	December 31, 2013
	($ in thousands)
Current liabilities:
Income taxes payable	$3,082	$2,915
Accounts payable	210,448	177,375
Accrued liabilities	176,733	129,001
Deferred revenues	68,873	36,698

Total current liabilities	459,136	345,989

Long-term debt – less current portion	649,350	749,150
Deferred income taxes	574,145	544,110
Other long-term liabilities	15,052	21,115

Total long-term liabilities	1,238,547	1,314,375

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	425,606	410,615
Accumulated other comprehensive income – net	(16,254)	(16,793)
Retained earnings	1,906,095	1,692,140
Treasury stock – at cost, 2,718,000 at September 30, 2014 and 2,930,000 at December 31, 2013	(78,188)	(81,254)
Total Kirby stockholders’ equity	2,243,237	2,010,686
Noncontrolling interests	11,214	11,467
Total equity	2,254,451	2,022,153

Total liabilities and equity	$3,952,134	$3,682,517

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$448,744	$436,181	$1,341,260	$1,278,567
Diesel engine services	231,977	114,924	556,761	395,231
Total revenues	680,721	551,105	1,898,021	1,673,798

Costs and expenses:
Costs of sales and operating expenses	457,177	344,396	1,243,866	1,083,257
Selling, general and administrative	49,331	43,241	154,994	128,335
Taxes, other than on income	3,701	3,714	12,905	12,589
Depreciation and amortization	42,433	41,640	124,876	122,907
Gain on disposition of assets	(47)	(223)	(625)	(728)
Total costs and expenses	552,595	432,768	1,536,016	1,346,360

Operating income	128,126	118,337	362,005	327,438
Other income (expense)	27	60	(86)	236
Interest expense	(5,225)	(6,694)	(16,312)	(21,901)

Earnings before taxes on income	122,928	111,703	345,607	305,773
Provision for taxes on income	(45,715)	(42,007)	(129,472)	(114,733)

Net earnings	77,213	69,696	216,135	191,040
Less: Net earnings attributable to noncontrolling interests	(496)	(573)	(2,180)	(2,246)

Net earnings attributable to Kirby	$76,717	$69,123	$213,955	$188,794

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.34	$1.22	$3.75	$3.33
Diluted	$1.34	$1.21	$3.74	$3.32

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in thousands)

Net earnings	$77,213	$69,696	$216,135	$191,040
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	11	1,185	479	2,856
Foreign currency translation adjustments	(16)	(124)	(24)	125
Change in fair value of derivative instruments	─	(12)	84	958
Total other comprehensive income (loss), net of taxes	(5)	1,049	539	3,939

Total comprehensive income, net of taxes	77,208	70,745	216,674	194,979
Net earnings attributable to noncontrolling interests	(496)	(573)	(2,180)	(2,246)

Comprehensive income attributable to Kirby	$76,712	$70,172	$214,494	$192,733

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net earnings	$216,135	$191,040
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	124,876	122,907
Provision for deferred income taxes	30,727	68,523
Amortization of unearned share-based compensation	8,824	8,921
Other	11,338	5,656
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(66,335)	53,668
Net cash provided by operating activities	325,565	450,715

Cash flows from investing activities:
Capital expenditures	(234,098)	(207,047)
Acquisition of businesses and marine equipment	(6,500)	(3,643)
Proceeds from disposition of assets	8,139	30,390
Net cash used in investing activities	(232,459)	(180,300)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	8,200	(143,180)
Borrowings on long-term debt	─	225,000
Payments on long-term debt	(108,000)	(356,000)
Proceeds from exercise of stock options	7,410	4,328
Payment of contingent liability	(4,756)	(5,000)
Excess tax benefit from equity compensation plans	6,136	2,824
Other	(2,434)	(2,964)
Net cash used in financing activities	(93,444)	(274,992)
Decrease in cash and cash equivalents	(338)	(4,577)

Cash and cash equivalents, beginning of year	4,022	11,059
Cash and cash equivalents, end of period	$3,684	$6,482

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$18,375	$19,921
Income taxes	$84,983	$23,000

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

(3)	INVENTORIES

The following table presents the details of inventories as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$156,243	$120,751
Work in process	8,600	15,136
	$164,843	$135,887

(4)	FAIR VALUE MEASUREMENTS

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

In connection with the acquisition of Allied Transportation Company (“Allied”) on November 1, 2012, Allied’s former owners were eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. The fair value of the contingent liability was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. Payments of $5,000,000 were made in the 2014 and 2013 first quarters on the contingent liability. The increase in the fair value of the contingent liability of $97,000 for the three months ended March 31, 2014 was charged to selling, general and administrative expense. As of September 30, 2014, no Allied contingent liability was recorded and no further payments will be made.

In connection with the acquisition of United Holdings LLC (“United”) on April 15, 2011, United’s former owners were eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The decrease in the fair value of the earnout liability for the three months and nine months ended September 30, 2013 of $7,900,000 and $18,300,000, respectively, was credited to selling, general and administrative expense. No United earnout liability was recorded as of December 31, 2013 and September 30, 2014.

The estimated fair value of total debt outstanding at September 30, 2014 and December 31, 2013 was $624,316,000 and $710,377,000, respectively, which differs from the carrying amounts of $649,350,000 and $749,150,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2014, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Compensation cost	$3,551	$3,860	$8,824	$8,921
Income tax benefit	$1,329	$1,459	$3,327	$3,372

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options granted prior to January 25, 2010 are five years and vest ratably over three years. Options granted on or after January 25, 2010 have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At September 30, 2014, 2,538,874 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2014:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2013	379,604	$55.42
Granted	75,204	$98.91
Exercised	(117,677)	$41.72
Forfeited	(12,576)	$68.89
Outstanding at September 30, 2014	324,555	$69.94

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregate Intrinsic Value
$31.35 - $ 36.35	16,910	2.4	$32.82		16,910		$32.82
$46.74	56,629	3.3	$46.74		56,629		$46.74
$65.28 - $ 70.65	173,845	4.9	$68.38		84,545		$67.57
$86.96 - $ 96.85	37,730	6.3	$93.89		655		$86.96
$101.46 -$114.11	39,441	6.4	$103.12		─	$	─
$31.35 -$114.11	324,555	4.8	$69.94	$15,549,000	158,739		$56.52	$9,736,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2014:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	399,278	$54.92
Granted	97,706	$97.46
Vested	(141,700)	$45.62
Forfeited	(31,589)	$62.69
Nonvested balance at September 30, 2014	323,695	$71.07

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2014, 559,881 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2014:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	320,322	$50.64
Granted	42,000	$99.52
Exercised	(63,988)	$39.08
Outstanding at September 30, 2014	298,334	$60.01

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.28 - $29.60	30,000	2.2	$25.87		30,000	$25.87
$35.17 - $36.82	32,048	1.5	$36.09		32,048	$36.09
$41.24 - $56.45	91,022	4.5	$51.87		91,022	$51.87
$61.89 - $62.48	54,306	6.0	$62.37		54,306	$62.37
$75.17 - $99.52	90,958	7.4	$86.41		48,958	$75.17
$20.28 - $99.52	298,334	5.1	$60.01	$17,257,000	256,334	$53.53	$16,487,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2014:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	384	$75.65
Granted	8,160	$99.52
Vested	(960)	$89.97
Nonvested balance at September 30, 2014	7,584	$99.52

The total intrinsic value of all stock options exercised under all of the Company’s plans was $11,624,000 and $5,622,000 for the nine months ended September 30, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $4,382,000 and $2,125,000 for the nine months ended September 30, 2014 and 2013, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $14,021,000 and $9,969,000 for the nine months ended September 30, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $5,286,000 and $3,768,000 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $3,528,000 of unrecognized compensation cost related to nonvested stock options and $18,370,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.8 years. The total fair value of options vested was $2,103,000 and $1,829,000 during the nine months ended September 30, 2014 and 2013, respectively. The fair value of the restricted stock vested was $14,021,000 and $9,969,000 for the nine months ended September 30, 2014 and 2013, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $36.05 and $25.14, respectively. The fair value of the stock options granted during the nine months ended September 30, 2014 and 2013 was $4,226,000 and $4,185,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30,
	2014	2013
Dividend yield	None	None
Average risk-free interest rate	2.0%	1.1%
Stock price volatility	33%	34%
Estimated option term	Six or seven years	Six or seven years

(7)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$17	$(6)	$11	$1,922	$(735)	$1,187
Actuarial gains (losses)	1	(1)	—	(3)	1	(2)
Foreign currency translation adjustments	(16)	—	(16)	(124)	—	(124)
Change in fair value of derivative instruments (b):
Unrealized gains (losses)	—	—	—	(20)	8	(12)
Reclassified to net earnings	—	—	—	—	—	—
Total	$2	$(7)	$(5)	$1,775	$(726)	$1,049

	Nine months ended September 30,
	2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$52	$(19)	$33	$5,762	$(2,204)	$3,558
Actuarial gains (losses)	722	(276)	446	(1,137)	435	(702)
Foreign currency translation adjustments	(24)	—	(24)	125	—	125
Change in fair value of derivative instruments (b):
Unrealized gains (losses)	—	—	—	2,862	(1,001)	1,861
Reclassified to net earnings	146	(62)	84	(1,389)	486	(903)
Total	$896	$(357)	$539	$6,223	$(2,284)	$3,939

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 11 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in interest expense or costs of sales and operating expenses as appropriate. (See Note 5 – Derivative Instruments)

(8)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months and nine months ended September 30, 2014 and 2013 were not significant.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2014 and 2013 and total assets as of September 30, 2014 and December 31, 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Marine transportation	$448,744	$436,181	$1,341,260	$1,278,567
Diesel engine services	231,977	114,924	556,761	395,231
	$680,721	$551,105	$1,898,021	$1,673,798
Segment profit (loss):
Marine transportation	$112,141	$113,647	$325,660	$300,463
Diesel engine services	20,027	9,077	47,136	38,031
Other	(9,240)	(11,021)	(27,189)	(32,721)
	$122,928	$111,703	$345,607	$305,773

	September 30, 2014	December 31, 2013
Total assets:
Marine transportation	$3,220,965	$3,046,692
Diesel engine services	676,862	576,472
Other	54,307	59,353
	$3,952,134	$3,682,517

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General corporate expenses	$(4,089)	$(4,610)	$(11,416)	$(11,784)
Gain on disposition of assets	47	223	625	728
Interest expense	(5,225)	(6,694)	(16,312)	(21,901)
Other income (expense)	27	60	(86)	236
	$(9,240)	$(11,021)	$(27,189)	$(32,721)

The following table presents the details of “Other” total assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
General corporate assets	$51,885	$57,197
Investment in affiliates	2,422	2,156
	$54,307	$59,353

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Earnings before taxes on income – United States	$122,928	$111,703	$345,607	$305,773
Provision for taxes on income:
Federal:
Current	$25,558	$17,144	$86,725	$34,676
Deferred	16,314	20,640	30,727	68,523
State and local	3,843	4,223	12,020	11,534
	$45,715	$42,007	$129,472	$114,733

(10)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net earnings attributable to Kirby	$76,717	$69,123	$213,955	$188,794
Undistributed earnings allocated to restricted shares	(449)	(504)	(1,255)	(1,363)
Income available to Kirby common stockholders - basic	76,268	68,619	212,700	187,431
Undistributed earnings allocated to restricted shares	449	504	1,255	1,363
Undistributed earnings reallocated to restricted shares	(447)	(502)	(1,250)	(1,358)
Income available to Kirby common stockholders - diluted	$76,270	$68,621	$212,705	$187,436

Shares outstanding:
Weighted average common stock issued and outstanding	57,059	56,789	56,992	56,738
Weighted average unvested restricted stock	(334)	(414)	(334)	(409)
Weighted average common stock outstanding - basic	56,725	56,375	56,658	56,329
Dilutive effect of stock options	194	197	200	191
Weighted average common stock outstanding - diluted	56,919	56,572	56,858	56,520

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.34	$1.22	$3.75	$3.33
Diluted	$1.34	$1.21	$3.74	$3.32

Certain outstanding options to purchase approximately 46,000 and 112,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2014 and 2013, respectively, as such stock options would have been antidilutive.

(11)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan prior to December 31, 2014 to fund its 2014 pension plan obligations. As of September 30, 2014, no 2014 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2,660	$3,207	$—	$—
Interest cost	3,208	2,851	18	18
Expected return on plan assets	(4,712)	(4,033)	—	—
Amortization of actuarial loss	175	2,070	4	5
Net periodic benefit cost	$1,331	$4,095	$22	$23

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$7,983	$9,621	$—	$—
Interest cost	9,629	8,553	55	53
Expected return on plan assets	(14,143)	(12,099)	—	—
Amortization of actuarial loss	526	6,209	12	14
Net periodic benefit cost	$3,995	$12,284	$67	$67

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	27	27	82	83
Amortization of actuarial gain	(162)	(153)	(486)	(461)
Net periodic benefit cost	$(135)	$(126)	$(404)	$(378)

(12)	CONTINGENCIES

On March 22, 2014, a tank barge and towboat (the M/V Miss Susan), both owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The U.S. Coast Guard and the National Transportation Safety Board have named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind.  The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind have filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions have been consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the Oil Pollution Act of 1990 (“OPA 90”). The Company is processing claims properly presented, documented and recoverable under OPA 90. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The Company expects that additional lawsuits may be filed and claims submitted. The litigation and claims process is ongoing and many of the claims and lawsuits filed have not specified the amount of damages sought, but the Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $43,071,000 at September 30, 2014, including $7,778,000 in letters of credit and $35,293,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average number of common stock outstanding - diluted	56,919	56,572	56,858	56,520

The increase in the weighted average number of common shares for the 2014 third quarter and first nine months compared with the 2013 third quarter and first nine months primarily reflected the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2014, the Company operated a fleet of 870 inland tank barges with 17.3 million barrels of capacity, and operated an average of 248 inland towboats during the 2014 third quarter. The Company’s coastal fleet consisted of 70 tank barges with 6.0 million barrels of capacity and 76 coastal tugboats. The Company also operates seven offshore barge and tug units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2014 third quarter, net earnings attributable to Kirby were $76,717,000, or $1.34 per share, on revenues of $680,721,000, compared with 2013 third quarter net earnings attributable to Kirby of $69,123,000, or $1.21 per share, on revenues of $551,105,000. For the 2014 first nine months, net earnings attributable to Kirby were $213,955,000, or $3.74 per share, on revenues of $1,898,021,000, compared with 2013 first nine months net earnings attributable to Kirby of $188,794,000, or $3.32 per share, on revenues of $1,673,798,000. The 2014 first quarter and nine months results included $2,766,000 before taxes, or $.03 per share, of severance charges which were mainly reflected in the marine transportation results. In addition, the 2014 first quarter and first nine months results included an estimated $.03 per share combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel. The 2013 third quarter and first nine months results included a $7,900,000 before taxes, or $.08 per share, and $18,300,000 before taxes, or $.20 per share, respectively, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.  The 2013 second quarter and first nine months included an estimated $.03 per share negative impact from high water on the Mississippi and Illinois Rivers and the negative impact of the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

Marine Transportation

For the 2014 third quarter and first nine months, 66% and 71%, respectively, of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2014 third quarter and first nine months increased 3% and 5%, respectively, compared with the 2013 third quarter and first nine months. The segment’s operating income for the 2014 third quarter decreased 1% compared with the operating income for the 2013 third quarter.  For the 2014 first nine months, the segment’s operating income increased 8% compared with the 2013 first nine months.  The higher marine transportation revenues reflected continued strong demand across all inland marine transportation markets, petrochemicals, black oil, refined petroleum products and agricultural chemicals and pricing continued to improve modestly. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2014 third quarter and first nine months.  During the 2014 third quarter, several petrochemical plants and large refineries experienced outages which marginally impacted demand for inland tank barges and created horsepower inefficiencies.  Inland operating results and operating margin were negatively impacted by these outages and by the cost of additional charter towboats added in anticipation of new inland tank barges which were delayed by late shipyard deliveries until the 2014 fourth quarter and the 2015 first quarter.  In addition, the results were negatively impacted by changes in the Company’s Florida bunkering operation (fueling of ships) where a customer change led to a decrease in dedicated equipment and reduced revenue.

The Company’s coastal marine transportation markets reflected continued strong demand for the transportation of refined products, black oil, including crude oil and natural gas condensate, and petrochemicals. Tank barge utilization levels remained in the 90% to 95% range throughout the 2014 third quarter and first nine months, aided by the increased transportation of crude oil and natural gas condensate, colder weather in the Northeast that increased the demand for heating oil during the 2014 first quarter and continued success in expanding the coastal customer base to inland customers with coastal requirements.

During the 2014 third quarter and first nine months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues compared with 75% term contracts and 25% spot contracts for the 2013 third quarter and first nine months. The 2014 third quarter and first nine months increase in term contract revenues was primarily due to increased volumes from term contract customers, thereby reducing equipment available for spot contract movements. The harsh winter weather conditions during the 2014 first quarter and portion of the second quarter that required more equipment to meet contract volumes also contributed to the higher term contract revenues. Inland time charters represented 56% of the revenues under term contracts during the 2014 third quarter and first nine months.

During the 2014 third quarter and first nine months, approximately 85% of the marine transportation’s coastal revenues were under term contracts and approximately 15% were spot contract revenues compared with 75% term contracts and 25% spot contracts for the 2013 third quarter and first nine months. The increase in term contract revenues reflected a combination of stronger demand for coastal tank barges, as well as extended delivery times due to the harsh winter weather during the 2014 first quarter that extended into April. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2014 and 2013 third quarters and first nine months.

Rates on inland term contracts renewed in the 2014 third quarter increased in the 1% to 3% average range compared with term contracts renewed in the third quarter of 2013. For the 2014 first and second quarters, rates on inland term contracts renewed in the 3% to 5% average range compared with the 2013 first and second quarters.  Spot contract rates in the 2014 first, second and third quarters, which include the cost of fuel, increased modestly compared with the prior quarters. Effective January 1, 2014, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

Rates on coastal term contracts renewed in the 2014 third quarter and first nine months increased in the 7% to 9% average range compared with term contracts renewed in the 2013 third quarter and first nine months. Spot contract rates, which include the cost of fuel, continued to improve during the 2014 third quarter and first nine months and remained above contract rates.

The marine transportation operating margin was 25.0% for the 2014 third quarter compared with 26.1% for the 2013 third quarter, reflecting the impact of the plant outages, added horsepower costs and changes in the bunkering business.  The marine transportation operating margin for the 2014 first nine months was 24.3% compared with 23.5% for the 2013 first nine months.

Diesel Engine Services

For the 2014 third quarter and first nine months, 34% and 29%, respectively, of the Company’s revenue was generated by its diesel engine services segment. For the 2014 third quarter and first nine months, 44% and 47% of the diesel engine services revenue was generated from overhauls and service, 39% and 31% from manufacturing, and 17% and 22% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for the 2014 third quarter and first nine months increased 102% and 41%, respectively, and operating income increased 121% and 24%, respectively, when compared with the third quarter and first nine months of 2013. The 2013 third quarter and first nine months results included a $7,900,000 before taxes and a $18,300,000 before taxes, respectively, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. Excluding the credits, the increases were primarily attributable to an improvement in the sale and service of land-based diesel engines and transmissions, and a continued increase in the manufacture of oilfield service equipment, including pressure pumping units. Demand for the remanufacture of pressure pumping units remained steady throughout the 2014 second and third quarters and reflected an improvement over the 2013 third quarter and first nine months. The marine diesel engine services market improved modestly, benefiting from major service projects for inland and coastal customers, as well as Gulf of Mexico and foreign offshore service vessels and drilling operators. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

The diesel engine services operating margin for the 2014 third quarter was 8.6% compared with 7.9% for the 2013 third quarter. For the 2014 first nine months, the operating margin was 8.5% compared with 9.6% for the first nine months of 2013. The operating margin for the 2013 third quarter and first nine months was positively impacted by the $7,900,000 and $18,300,000, respectively, benefit due to the reduction of the United contingent earnout liability noted above.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2014 first nine months, with net cash provided by operating activities of $325,565,000 compared with $450,715,000 of net cash provided by operating activities for the 2013 first nine months. The 28% decrease was primarily from a $120,003,000 net decrease in cash flows from changes in operating assets and liabilities and a $37,796,000 decrease in provision for deferred income taxes, partially offset by $25,095,000 of higher net earnings. In addition, during the 2014 and 2013 first nine months, the Company generated cash of $7,410,000 and $4,328,000, respectively, from proceeds from the exercise of stock options and $8,139,000 and $30,390,000, respectively, from proceeds from the disposition of assets.

For the 2014 first nine months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $234,098,000, including $66,237,000 for inland tank barge and towboat construction, $38,191,000 primarily for progress payments on the construction of two 185,000 barrel articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in mid to late 2015 and one in the first half of 2016, $19,201,000 for down payments on the construction of two 155,000 barrel articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $110,469,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine services facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. The Company’s debt-to-capitalization ratio decreased to 22.4% at September 30, 2014 from 27.0% at December 31, 2013, primarily due to a decrease of $99,800,000 of outstanding debt, and an increase in total equity from net earnings attributable to Kirby for the 2014 first nine months of $213,955,000, exercises of stock options, and the amortization of unearned equity compensation. As of September 30, 2014, the Company had $45,000,000 outstanding under its revolving credit facility, $100,000,000 outstanding under its term loan, $500,000,000 of senior notes outstanding and $4,350,000 outstanding under its credit agreement.

During 2013 and early 2014, the Company signed agreements to construct 66 inland tank barges with a total capacity of 1,220,000 barrels and one inland towboat.  Due to construction delays by the barge contractor, the Company anticipates the delivery of 61 of the inland tank barges in 2014 with five barges scheduled for delivery in the 2015 first quarter.  Based on current commitments, steel prices and projected delivery schedules, the cost of the 66 inland tank barges and one inland towboat is approximately $130,000,000, of which $125,000,000 is expected to be paid during 2014.  The Company purchased one previously leased coastal tank barge in August 2014 for $6,500,000.  In addition, the Company purchased two previously leased coastal tank barges in October 2014 for $25,300,000.

During the 2014 first nine months, the Company took delivery of 40 new inland tank barges with a total capacity of approximately 480,000 barrels, retired 26 inland tank barges and returned five leased inland tank barges, reducing its capacity by approximately 480,000 barrels. As a result, the Company added a net nine inland tank barges with no change in capacity during the first nine months of 2014.

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

In October 2014, the Company signed an agreement to construct four inland tank barges for delivery in mid to late 2015. Based on current commitments, steel prices and projected delivery schedules, the cost of the four barges is approximately $14,000,000.

The Company projects that capital expenditures for 2014 will be in the $370,000,000 to $380,000,000 range, including approximately $125,000,000 for the construction of 61 inland tank barges and one inland towboat, all expected to be delivered in 2014, and progress payments on 2015 inland tank barge and towboat construction, as well as approximately $110,000,000 in progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, and two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units. The balance of $135,000,000 to $145,000,000 is primarily capital upgrades and improvements to existing marine transportation equipment and facilities and diesel engine services facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013.

Outlook

Petrochemical and black oil inland tank barge utilization levels remained strong during the 2014 first nine months in the 90% to 95% range. While the United States economy remains sluggish with consistently high unemployment levels, the United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout 2013 and the 2014 first nine months, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market also remained strong throughout 2013 and the 2014 first nine months, primarily due to continued stable United States refinery utilization levels, aided by the export of refined petroleum products and heavy fuel oils. In addition, the black oil market reflected continued strong demand for the inland and coastal transportation of crude oil and gas condensate from shale formations in South Texas and inland transportation of Canadian and Utica crude oil and gas condensate from the Midwest to the Gulf Coast, as well as the coastal transportation of Bakken crude oil and gas condensate along the East and West Coasts.

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

As of September 30, 2014, the Company estimated there were approximately 3,450 inland tank barges in the industry fleet, of which approximately 500 were over 35 years old and approximately 275 of those were over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet. With continued strong demand for inland petrochemical, refined petroleum products and black oil tank barges, the Company estimates that approximately 280 inland tank barges were ordered industry-wide during 2013 and early 2014 for delivery throughout 2014. Historically, 75 to 150 older inland tank barges are retired from service each year, with the extent of the retirements dependent on petrochemical and refinery production levels, crude oil and gas condensate movements and industry-wide tank barge utilization levels.

As of September 30, 2014, the Company estimated there were approximately 265 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013. During 2013, coastal tank barge utilization was consistently in the 90% range, improving to the 90% to 95% range during the 2014 first nine months with continued success in expanding the coastal customer base to include inland customers with coastal requirements and increased coastal demand for the movement of crude oil and natural gas condensate. The Company announced in January 2014 the signing of an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000, with delivery anticipated for mid to late 2015. In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 with delivery anticipated for the first half of 2016. In July 2014, the Company signed agreements to construct two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units at a combined cost of approximately $125,000,000 to $130,000,000, the first for delivery in the 2016 second half and the second in the 2017 first half. The Company is also aware of ten announced coastal tank barge and tugboat units to be constructed by competitors for delivery in 2014, 2015 and 2016.

In the diesel engine services segment, with the stable drilling activity in the Gulf of Mexico and positive inland and coastal marine transportation markets, service activity levels for the marine diesel engine services market during the 2014 first nine months reflected a modest improvement and is anticipated to remain stable during the 2014 fourth quarter. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers. The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and the distribution and service of their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. Currently, an estimated 18 million horsepower is employed in the North American pressure pumping business. As a result of excess pressure pumping horsepower in 2012 and 2013, new orders for pressure pumping units essentially stopped and the supply and distribution portion of the land-based market slowed. During the 2014 second and third quarters, the land-based diesel engine business results reflected an improvement in manufacturing and remanufacturing of oilfield service equipment and the Company anticipates a continued improvement in the 2014 fourth quarter.

Results of Operations

The Company reported 2014 third quarter net earnings attributable to Kirby of $76,717,000, or $1.34 per share, on revenues of $680,721,000, compared with 2013 third quarter net earnings attributable to Kirby of $69,123,000, or $1.21 per share, on revenues of $551,105,000. Net earnings attributable to Kirby for the 2014 first nine months were $213,955,000, or $3.74 per share, on revenues of $1,898,021,000, compared with $188,794,000, or $3.32 per share, on revenues of $1,673,798,000 for the 2013 first nine months. The 2014 first nine months results included a $2,766,000 before taxes, or $.03 per share, first quarter severance charge which was mainly reflected in the marine transportation results. In addition, the 2014 first nine months included an estimated $.03 per share first quarter combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel. The 2013 third quarter and first nine months results included a $7,900,000 before taxes, or $.08 per share, and $18,300,000 before taxes, or $.20 per share, respectively, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. The 2013 second quarter and first nine months included an estimated $.03 per share negative impact from high water on the Mississippi and Illinois Rivers and the negative impact of the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2014 third quarter compared with the third quarter of 2013, the first nine months of 2014 compared with the first nine months of 2013 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	%	2013	%	2014	%	2013	%
Marine transportation	$448,744	66%	$436,181	79%	$1,341,260	71%	$1,278,567	76%
Diesel engine services	231,977	34	114,924	21	556,761	29	395,231	24
	$680,721	100%	$551,105	100%	$1,898,021	100%	$1,673,798	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2014, the Company operated 870 inland tank barges, including 39 leased barges, with a total capacity of 17.3 million barrels. This compares with 855 inland tank barges operated as of September 30, 2013, including 44 leased barges, with a total capacity of 17.2 million barrels. The Company operated an average of 248 inland towboats during the 2014 third quarter, of which an average of 72 were chartered, compared with 256 during the 2013 third quarter, of which an average of 76 were chartered. The Company’s coastal tank barge fleet as of September 30, 2014 consisted of 70 tank barges, ten of which were leased, with 6.0 million barrels of capacity, and 76 tugboats, seven of which were chartered. This compares with 72 coastal tank barges operated as of September 30, 2013, one of which was single hull and 11 of which were leased, with 6.0 million barrels of capacity, and 79 tugboats, four of which were chartered. As of September 30, 2014 and 2013, the Company operated seven and eight, respectively, offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2014 compared with the three months and nine months ended September 30, 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Marine transportation revenues	$448,744	$436,181	3%	$1,341,260	$1,278,567	5%
Costs and expenses:
Costs of sales and operating expenses	266,306	253,093	5	799,964	771,654	4
Selling, general and administrative	28,576	28,132	2	90,781	83,547	9
Taxes, other than on income	3,146	3,341	(6)	11,354	11,179	2
Depreciation and amortization	38,575	37,968	2	113,501	111,724	2
	336,603	322,534	4	1,015,600	978,104	4
Operating income	$112,141	$113,647	(1)%	$325,660	$300,463	8%
Operating margins	25.0%	26.1%		24.3%	23.5%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2014 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2014 Third Quarter Revenue Distribution	2014 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	47%	48%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	25%	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	25%	24%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2014 third quarter and first nine months increased 3% and 5%, respectively, when compared with the 2013 third quarter and first nine months, reflecting continued strong utilization levels for both the inland and coastal markets and favorable pricing trends. For the 2014 and 2013 third quarters, the inland tank barge fleet contributed 67% and 70%, respectively, and the coastal fleet 33% and 30%, respectively, of marine transportation revenues. For the 2014 and 2013 first nine months, the inland tank barge fleet contributed 68% and 70%, respectively, and the coastal fleet 32% and 30%, respectively, of marine transportation revenues. The Company’s inland petrochemical, black oil and refined products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2014 third quarter and first nine months.  During the 2014 third quarter, several petrochemical plants and large refineries experienced outages which marginally impacted demand for inland tank barges and created horsepower inefficiencies.  Inland operating results and operating margin were negatively impacted by these outages and by the cost of additional charter towboats added in anticipation of new inland tank barges which were delayed by late shipyard deliveries until the 2014 fourth quarter and the 2015 first quarter.  In addition, the results were negatively impacted by changes in the Company’s Florida bunkering operation where a customer change led to a decrease in dedicated equipment and reduced revenue.

The Company’s coastal marine transportation markets reflected continued strong demand for the transportation of refined products, black oil, including crude oil and natural gas condensate, and petrochemicals.  Tank barge utilization levels remained in the 90% to 95% range throughout the 2014 third quarter and first nine months, aided by increased transportation of crude oil and natural gas condensate, continued success in expanding the coastal customer base to inland customers with coastal requirements, and cold weather during the 2014 first quarter that increased the demand for the transportation of heating oil.

The petrochemical market, the Company’s largest market, which contributed 47% of marine transportation revenues for the 2014 third quarter and 48% for the first nine months, reflected continued strong volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations.  Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers.  During the 2014 third quarter, several petrochemical plant outages marginally impacted volumes and barge utilization levels.

The black oil market, which contributed 25% of marine transportation revenues for the 2014 third quarter and first nine months, reflected continued strong demand, driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and demand for crude oil and gas condensate transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal vessels, and for the movement of Canadian and Utica crude oil and gas condensate downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries, and from the Columbia River to West Coast refineries, a movement that began in the 2013 fourth quarter.

The refined petroleum products market, which contributed 25% of marine transportation revenues for the 2014 third quarter and 24% for the first nine months, reflected continued strong demand for the movement of products in the inland and coastal markets, benefiting from volumes from major customers and aided by the export of refined petroleum products and heavy fuel oils. During the 2014 third quarter, several large refinery outages marginally impacted volumes and barge utilization levels.  The coastal refined products market was also driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as a cold winter in the Northeast that increased the demand for heating oil during the 2014 first quarter.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2014 third quarter and first nine months, saw strong demand for both domestically produced and imported products during the first quarter but was hindered by the slow transit times created by the harsh Midwest operating conditions throughout the first quarter. Strong seasonal demand continued through the months of April and May 2014.  The third quarter saw typical demand with the start of the fall fertilizer fill.

For the third quarter of 2014, the inland operations incurred 1,020 delay days, 21% less than the 1,289 delay days that occurred during the 2013 third quarter, and 52% less than the 2,117 delay days that occurred during the 2014 second quarter. For the first nine months of 2014, 6,034 delay days occurred, 3% more than the 5,858 delay days that occurred during the 2013 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2014 second and third quarters were seasonally normal while operating conditions during the 2014 first quarter were challenging, as transit times along the Gulf Intracoastal Waterway were affected by numerous strong frontal systems and fog, as well as heavy ice conditions on the Illinois, upper Mississippi and upper Ohio Rivers for the majority of the first quarter. While the Company continued to operate on these rivers during the 2014 first quarter despite the heavy ice conditions, transit times were increased, and either additional horsepower was required or tow sizes were reduced. High water conditions on the Mississippi and Illinois Rivers during the entire 2013 second quarter, and the closure of the Algiers Lock located on the Gulf Intracoastal Waterway due to structural damage during the entire 2013 second quarter, created heavy congestion and multi-day delays in the New Orleans area and along the alternate route to the Mississippi River at the Bayou Sorrels and Port Allen Locks. In addition, low water levels on the upper Mississippi River System led to light loading of tank barges destined for that area during the month of September 2013.

During the 2014 third quarter and first nine months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues compared with 75% term contracts and 25% spot contract revenues for the 2013 third quarter and first nine months. The 2014 third quarter and first nine months increase in term contract revenues was primarily due to increased volumes from term contract customers, thereby reducing equipment available for spot contract movements. The harsh winter weather conditions during the 2014 first quarter and portion of the second quarter that required more equipment to meet contract volumes also contributed to the higher term contract revenues. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during the 2014 third quarter and first nine months compared with 59% and 58%, respectively, during the 2013 third quarter and first nine months. The 80% term contract and 20% spot contract mix provides the inland operations with a predictable revenue stream.

During the 2014 third quarter and first nine months, approximately 85% of the marine transportation’s coastal revenues were under term contracts and approximately 15% were spot contract revenues compared with 75% term contracts and 25% spot contracts for the 2013 third quarter and first nine months. The increase in term contract revenues reflected a combination of stronger demand for coastal tank barges, as well as extended delivery times due to the harsh winter weather during the 2014 first quarter that extended into April. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2014 and 2013 third quarters and first nine months.

Rates on inland term contracts renewed in the 2014 third quarter increased in the 1% to 3% average range compared with term contracts renewed in the third quarter of 2013. For the 2014 first and second quarters, rates on inland term contracts renewed in the 3% to 5% average range compared with the 2013 first and second quarters.  Spot contract rates in the 2014 first, second and third quarters, which include the cost of fuel, increased modestly compared with the prior quarters. Effective January 1, 2014, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

Rates on coastal term contracts renewed in the 2014 third quarter and first nine months increased in the 7% to 9% average range compared with term contracts renewed in the 2013 third quarter and first nine months. Spot contract rates, which include the cost of fuel, continued to improve during the 2014 third quarter and first nine months and remained above contract rates.

Marine Transportation Costs and Expenses

Costs and expenses for the 2014 third quarter and first nine months increased 4% compared with the 2013 third quarter and first nine months. Costs of sales and operating expenses for the 2014 third quarter and first nine months increased 5% and 4%, respectively, compared with the 2013 third quarter and first nine months.

The inland operations operated an average of 248 towboats during the 2014 third quarter, of which an average of 72 towboats were chartered, compared with 256 during the 2013 third quarter, of which an average of 76 towboats were chartered. During the 2014 first nine months, the inland operations operated an average of 252 towboats, of which an average of 76 towboats were chartered, compared with 258 towboats operated during the 2013 first nine months, of which an average of 78 were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice conditions on the Illinois, upper Mississippi and upper Ohio Rivers that occurred in the 2014 first quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2014 third quarter, the inland operations consumed 11.3 million gallons of diesel fuel compared to 10.6 million gallons consumed during the 2013 third quarter. The average price per gallon of diesel fuel consumed during the 2014 third quarter was $3.10 compared with $3.11 for the 2013 third quarter. For the 2014 first nine months, the inland operations consumed 33.7 million gallons of diesel fuel compared to 32.7 million gallons consumed during the 2013 first nine months. The average price per gallon of diesel fuel consumed during the 2014 first nine months was $3.14 compared with $3.20 for the 2013 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2014 third quarter and first nine months increased 2% and 9%, respectively, compared with the 2013 third quarter and first nine months, reflecting salary increases effective April 1, 2014 and higher professional fees in the 2014 first half. In addition, the increase for the 2014 first nine months reflected a first quarter severance charge of $2,215,000 and the 2013 first quarter included a $370,000 severance charge.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2014 third quarter decreased 1% compared with the 2013 third quarter.  The operating margin was 25.0% for the 2014 third quarter compared with 26.1% for the 2013 third quarter.  For the 2014 first nine months, the segment’s operating income increased 8% compared with the 2013 first nine months.  The operating margin for the 2014 first nine months was 24.3% compared with 23.5% for the 2013 first nine months. The lower 2014 third quarter operating income and operating margin reflected the petrochemical plant and refinery outages, added horsepower costs and changes in the inland bunkering business.  The higher 2014 first nine months operating income and operating margin was a reflection of continued high inland and coastal equipment utilization, leading to higher inland and coastal term and spot contract rates negotiated throughout 2013 and the 2014 first nine months. The higher operating income and operating margin for the 2014 first nine months was partially offset by the winter weather conditions experienced throughout the 2014 first quarter, the March 22, 2014 incident in the Houston Ship Channel and the 2014 third quarter plant outages, added horsepower costs and changes in the inland bunkering business.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2014 compared with the three months and nine months ended September 30, 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Diesel engine services revenues	$231,977	$114,924	102%	$556,761	$395,231	41%

Costs and expenses:
Costs of sales and operating expenses	190,871	91,303	109	443,902	311,603	42
Selling, general and administrative	17,680	11,470	54	55,724	35,904	55
Taxes, other than on income	543	352	54	1,515	1,361	11
Depreciation and amortization	2,856	2,722	5	8,484	8,332	2
	211,950	105,847	100	509,625	357,200	43
Operating income	$20,027	$9,077	121%	$47,136	$38,031	24%
Operating margins	8.6%	7.9%		8.5%	9.6%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2014 third quarter and first nine months and the customers for each market:

Markets Serviced	2014 Third Quarter Revenue Distribution	2014 Nine Months Revenue Distribution	Customers
Land-Based	80%	71%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	15%	22%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	5%	7%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2014 third quarter and first nine months increased 102% and 41%, respectively, compared with the 2013 third quarter and first nine months, primarily attributable to an improvement in the sale and service of land-based diesel engines and transmissions, and a continued increase in the manufacture of oilfield service equipment, including pressure pumping units. Demand for the remanufacture of pressure pumping units remained steady throughout the 2014 second and third quarters and reflected an improvement over the 2013 third quarter and first nine months. The marine diesel engine services market improved modestly, benefiting from major service projects for inland and coastal customers, as well as Gulf of Mexico and foreign offshore oilfield service vessels and drilling operators. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2014 third quarter and first nine months increased 100% and 43%, respectively, compared with the 2013 third quarter and first nine months. The increases in cost of sales and operating expenses were primarily attributable to the continued improvement in demand for the manufacturing of oilfield service equipment, including pressure pumping units, as well as the increase in the sale and service of land-based diesel engines and transmissions. The 2013 third quarter and first nine months included a $7,900,000 and $18,300,000, respectively, credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for the 2014 third quarter and first nine months increased 121% and 24%, respectively, compared with the 2013 third quarter and first nine months.  The operating margin for the 2014 third quarter was 8.6% compared with 7.9% for the 2013 third quarter and 8.5% for the 2014 first nine months compared with 9.6% for the 2013 first nine months. The 2013 third quarter and first nine months operating income and operating margin included the $7,900,000 and $18,300,000, respectively, credit to selling, general and administrative expenses noted above. The results reflected continued improvement in the land-based and marine markets and a stable power generation market.

General Corporate Expenses

General corporate expenses for the 2014 third quarter were $4,089,000, an 11% decrease compared with $4,610,000 for the third quarter of 2013. For the first nine months of 2014, general corporate expenses were $11,416,000, a 3% decrease compared with $11,784,000 for the first nine months of 2013.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $47,000 for the 2014 third quarter compared with a net gain of $223,000 for the 2013 third quarter. For the 2014 first nine months, the Company reported a net gain on disposition of assets of $625,000 compared with a net gain of $728,000 for the first nine months of 2013. The net gains were predominantly from the sale or retirement of marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2014 compared with the three months and nine months ended September 30, 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Other income (expense)	$27	$60	(55)%	$(86)	$236	—
Noncontrolling interests	$(496)	$(573)	(13)%	$(2,180)	$(2,246)	(3)%
Interest expense	$(5,225)	$(6,694)	(22)%	$(16,312)	$(21,901)	(26)%

Interest Expense

Interest expense for the 2014 third quarter and first nine months decreased 22% and 26%, respectively, compared with the 2013 third quarter and first nine months. During the 2014 and 2013 third quarters, the average debt and average interest rate (excluding capitalized interest) were $639,050,000 and 3.3%, and $947,919,000 and 2.8%, respectively. For the first nine months of 2014 and 2013, the average debt and average interest rate (excluding capitalized interest), including the effect of interest rate swaps for a portion of the 2013 first quarter, were $683,574,000 and 3.2%, and $1,036,587,000 and 2.8%, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2014 were $3,952,134,000 compared with $3,682,517,000 as of December 31, 2013. The following table sets forth the significant components of the balance sheet as of September 30, 2014 compared with December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013	% Change
Assets:
Current assets	$714,710	$544,006	31%
Property and equipment, net	2,485,431	2,370,803	5
Goodwill	591,405	591,405	─
Other assets	160,588	176,303	(9)
	$3,952,134	$3,682,517	7%
Liabilities and stockholders’ equity:
Current liabilities	$459,136	$345,989	33%
Long-term debt – less current portion	649,350	749,150	(13)
Deferred income taxes	574,145	544,110	6
Other long-term liabilities	15,052	21,115	(29)
Total equity	2,254,451	2,022,153	11
	$3,952,134	$3,682,517	7%

Current assets as of September 30, 2014 increased 31% compared with December 31, 2013. Trade accounts receivable increased 27%, primarily a reflection of the increase in both the marine transportation and diesel engine services revenues for the 2014 third quarter compared with the fourth quarter of 2013. Other accounts receivable increased 118%, primarily due to an increase in insurance claim receivables related to the March 22, 2014 incident in the Houston Ship Channel. Inventory in the diesel engine services segment increased 21% with the building of land-based inventory to support increased business activity levels and parts for 2014 fourth quarter projects.

Property and equipment, net of accumulated depreciation, at September 30, 2014 increased 5% compared with December 31, 2013. The increase reflected $234,098,000 of capital expenditures for the 2014 first nine months, more fully described under Capital Expenditures below, the purchase of a previously leased coastal tank barge for $6,500,000, less $117,945,000 of depreciation expense for the first nine months of 2014 and $8,025,000 of property disposals during the 2014 first nine months.

Other assets at September 30, 2014 decreased 9% compared with December 31, 2013 primarily due to the amortization of intangibles other than goodwill and the amortization of deferred major maintenance dry-dock expenditures on ocean-going vessels, net of major maintenance dry-dock expenditures for the 2014 first nine months.

Current liabilities as of September 30, 2014 increased 33% compared with December 31, 2013. Accounts payable increased 19%, primarily from increased business activity levels in the marine transportation and diesel engine services segments. Accrued liabilities increased 37%, primarily from an increase in claims payable resulting from the March 22, 2014 incident in the Houston Ship Channel, partially offset by payment during the 2014 first nine months of employee incentive compensation accrued during 2013. Deferred revenues increased 88%, primarily reflecting increased advanced billings for diesel engine services and marine transportation customers.

Long-term debt, less current portion, as of September 30, 2014 decreased 13% compared with December 31, 2013, reflecting payments of $108,000,000 on the term loan during the 2014 first nine months, partially offset by borrowings of $8,200,000 on the revolving credit facility and credit line.

Deferred income taxes as of September 30, 2014 increased 6% compared with December 31, 2013. The increase was primarily due to the 2014 first nine months deferred tax provision of $30,727,000.

Other long-term liabilities as of September 30, 2014 decreased 29% compared with December 31, 2013. The decrease was primarily due to a $5,000,000 payment during the 2014 first quarter associated with the $10,000,000 contingent liability recorded at the acquisition date of Allied pertaining to developments with the sugar provisions in the United States Farm Bill. A $5,000,000 payment was also made during the 2013 first quarter.

Total equity as of September 30, 2014 increased 11% compared with December 31, 2013. The increase was primarily the result of $213,955,000 of net earnings attributable to Kirby for the first nine months of 2014 and an increase in additional paid-in capital due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued.

Long-Term Financing

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn Maritime Inc. The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2014, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2014, the Company was in compliance with all Revolving Credit Facility covenants and had $45,000,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,608,000 as of September 30, 2014.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of September 30, 2014, the Company was in compliance with all Term Loan covenants and had $100,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2015. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $4,350,000 of borrowings outstanding under the Credit Line as of September 30, 2014. Outstanding letters of credit under the Credit Line were $869,000 as of September 30, 2014.

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

Capital Expenditures

Capital expenditures for the 2014 first nine months were $234,098,000, including $66,237,000 for inland tank barge and towboat construction, $38,191,000 primarily for progress payments on the construction of two 185,000 barrel articulated coastal tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in mid to late 2015 and one in the first half of 2016, $19,201,000 for down payments on the construction of two 155,000 barrel articulated coastal tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $110,469,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine services facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. Capital expenditures for the 2013 first nine months were $207,047,000, of which $127,022,000 was for construction of new inland tank barges and towboats and progress payments on the construction of the two offshore articulated dry-bulk barge and tugboat units completed in the 2013 second quarter, and $80,025,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine service facilities. Financing of the construction of the inland tank barges and towboats, coastal tank barges and tugboats, and the two offshore dry-bulk barges and tugboats was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2013 and early 2014, the Company signed agreements to construct 66 inland tank barges with a total capacity of 1,220,000 barrels and one inland towboat. Due to construction delays by the barge contractor, the Company anticipates the delivery of 61 of the inland tank barges in 2014 with five barges scheduled for delivery in the 2015 first quarter. Based on current commitments, steel prices and projected delivery schedules, the cost of the 66 inland tank barges and one inland towboat is approximately $130,000,000, of which $125,000,000 is expected to be paid during 2014. The Company purchased one previously leased coastal tank barge in August 2014 for $6,500,000. In addition, the Company purchased two previously leased coastal tank barges in October 2014 for $25,300,000.

During the 2014 first nine months, the Company took delivery of 40 new inland tank barges with a total capacity of approximately 480,000 barrels, retired 26 inland tank barges and returned five leased inland tank barges, reducing its capacity by approximately 480,000 barrels. As a result, the Company added a net nine inland tank barges and with no change in capacity during the first nine months of 2014.

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

In October 2014, the Company signed an agreement to construct four inland tank barges for delivery in mid to late 2015. Based on current commitments, steel prices and projected delivery schedules, the cost of the four barges is approximately $14,000,000.

The Company projects that capital expenditures for 2014 will be in the $370,000,000 to $380,000,000 range, including approximately $125,000,000 for the construction of 61 inland tank barges and one inland towboat, all expected to be delivered in 2014, and progress payments on 2015 inland tank barge and towboat construction, as well as approximately $110,000,000 in progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, and two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units. The balance of $135,000,000 to $145,000,000 is primarily capital upgrades and improvements to existing marine transportation equipment and facilities and diesel engine services facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2014 first nine months. As of November 4, 2014, the Company had approximately 2,685,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $325,565,000 during the 2014 first nine months compared with $450,715,000 generated during the first nine months of 2013. The 2014 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $66,335,000 compared with a net increase in the 2013 first nine months of $53,668,000. The reduction was primarily due to an increase in receivables and inventory during the 2014 first nine months due to increased business activity levels in the land-based diesel engine services market compared to a decrease in inventory in the 2013 first nine months due to the sale during 2013 of inventories that were purchased in 2012 for specific customers and the sale of pressure pumping units on hand.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 4, 2014, $256,458,000 under its Revolving Credit Facility and $9,131,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of September 30, 2014, the Company had $280,000,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments was $43,071,000 at September 30, 2014, including $7,778,000 in letters of credit and $35,293,000 in performance bonds. All of these instruments have an expiration date within five years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: November 5, 2014