Form 10-K
period 2014-12-31
KIRBY CORP
filed 2015-02-23
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 1-7615
___________________

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
None
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2014, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2014, was $6,543,241,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 20, 2015, 55,703,000 shares of common stock were outstanding.
___________________

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 28, 2015, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION
2014 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company also operates six offshore barge and tug units transporting dry-bulk commodities in the United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based pressure pumping and oilfield service markets.

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

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company operates offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes in the United States coastal trade. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the Company’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

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

The Company and its marine transportation and diesel engine services segments have approximately 4,800 employees, substantially all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2014	2013	2012
Revenues from unaffiliated customers:
Marine transportation	$1,770,684	$1,713,167	$1,408,893
Diesel engine services	795,634	529,028	703,765
Consolidated revenues	$2,566,318	$2,242,195	$2,112,658

Operating profits:
Marine transportation	$429,864	$408,255	$311,755
Diesel engine services	60,063	42,767	66,386
General corporate expenses	(14,896)	(15,728)	(13,294)
Gain (loss) on disposition of assets	781	888	(14)
	475,812	436,182	364,833
Equity in earnings of affiliates	384	348	276
Other income (expense)	(345)	20	(198)
Interest expense	(21,461)	(27,872)	(24,385)
Earnings before taxes on income	$454,390	$408,678	$340,526

Identifiable assets:
Marine transportation	$3,317,696	$3,046,692	$2,951,723
Diesel engine services	736,129	576,472	647,986
	4,053,825	3,623,164	3,599,709
Investment in affiliates	2,539	2,156	1,808
General corporate assets	85,545	57,197	51,611
Consolidated assets	$4,141,909	$3,682,517	$3,653,128

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 23, 2015, the equipment owned or operated by the marine transportation segment consisted of 884 inland tank barges with 17.8 million barrels of capacity, 247 inland towboats, 69 coastal tank barges with 6.0 million barrels of capacity, 74 coastal tugboats, six offshore dry-bulk cargo barges, seven offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	370	14.8	4,234,000
Over 20,000 barrels	446	12.3	12,517,000
Specialty double hull	68	37.5	1,011,000
Total inland tank barges	884	15.3	17,762,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	88	36.7
1400 to 1900 horsepower	82	33.0
2000 to 2400 horsepower	47	16.6
2500 to 3200 horsepower	16	41.4
3300 to 4800 horsepower	11	35.5
Greater than 5000 horsepower	2	42.0
Spot charters (chartered trip to trip)	1	─
Total inland towboats	247	32.1

Coastal tank barges (owned and leased):
Double hull:
30,000 barrels and under	7	21.7	160,000
50,000 to 70,000 barrels	13	14.0	650,000
80,000 to 90,000 barrels	27	14.5	2,231,000
100,000 to 110,000 barrels	6	8.5	630,000
120,000 to 150,000 barrels	10	19.7	1,282,000
Over 150,000 barrels	6	24.2	1,023,000
Total coastal tank barges	69	16.2	5,976,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	8	29.3
2000 to 2900 horsepower	6	39.7
3000 to 3900 horsepower	15	35.6
4000 to 4900 horsepower	24	26.0
5000 to 6900 horsepower	12	34.9
Greater than 7000 horsepower	9	20.2
Total coastal tugboats	74	30.1

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	6	22.9	113,000

Offshore tugboats and docking tugboat (owned and chartered)	8	26.9

The 247 inland towboats, 74 coastal tugboats, seven offshore tugboats and one docking tugboat provide the power source and the 884 inland tank barges, 69 coastal tank barges and six offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

Based on cost and safety, barge transportation is often the most efficient and safest means of transporting bulk commodities when compared with railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 17.8 million barrels equates to approximately 29,700 railroad tank cars or approximately 93,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 478 miles by railcars or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 6.0 million barrels equates to approximately 9,900 railroad tank cars or approximately 31,400 tractor-trailer tank trucks.

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

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased over the years to approximately 3,650 by the end of 2014. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to approximately 3,650 by the end of 2014 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The Company’s 884 inland tank barges represent approximately 24% of the industry’s 3,650 inland tank barges.

During 2012, the Company estimated that industry wide 260 tank barges were placed in service and 110 tank barges were retired. For 2013, the Company estimated that industry wide 270 tank barges were placed in service and 70 tank barges were retired. For 2014, the Company estimated that industry wide 300 tank barges were placed in service and 100 tank barges were retired. During 2014, due to continued strong demand for inland petrochemical, refined petroleum products and black oil barges, the Company estimates that approximately 180 tank barges were ordered for delivery throughout 2015 and many older tank barges will be retired, dependent on 2015 market conditions. The risk of an oversupply of tank barges may be mitigated by continued increased petrochemical, black oil and refined petroleum products volumes and the fact that the inland tank barge industry has a mature fleet, with approximately 725 tank barges over 30 years old and approximately 500 of those over 35 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is approximately 17 years. Neither the Company, nor the industry, operates any single hull inland tank barges. Single hull tank barges were required by current federal law to either be retrofitted with double hulls or phased out of domestic service effective December 31, 2014.

The Company’s inland marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), a transporter of project cargoes and cargo containers by barge on the United States inland waterway system, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, operating tank barges in the 195,000 barrel or less category. This market is composed of approximately 15 large integrated transportation companies and small operators. The 195,000 barrel or less category coastal tank barge industry primarily provides regional marine transportation distribution of bulk liquid cargoes along the United States’ Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii and to a lesser extent on the Great Lakes. Products transported are primarily refined petroleum products and black oil from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships, the regional movement of crude oil and natural gas condensate to Gulf Coast, Northeast and West Coast refineries, and the movement of petrochemicals primarily from Gulf Coast petrochemical facilities to end users.

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 260, of which the Company operates 69 or approximately 27%. The average age of the nation’s coastal tank barge fleet is approximately 16 years. The coastal tank barge also has a mature fleet, with approximately 50 tank barges over 30 years old and approximately 40 of those over 35 years old, which may lead to the retirement of older tank barges.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 884 tank barges as of February 23, 2015, or approximately 24% of the estimated total number of domestic inland tank barges.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. During 2014, the Company’s inland marine transportation operation moved over 48 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 47% of the segment’s 2014 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 25% of the segment’s 2014 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, naphtha, heating oil and diesel fuel, and represented 25% of the segment’s 2014 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 3% of the segment’s 2014 revenues. They include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. However, since late 2010, inland petrochemical tank barge utilization levels have remained strong, in the 90% to 95% range. The United States economy showed signs of improvement during 2014 with lower unemployment levels. The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained strong during 2014, 2013 and 2012, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. Petrochemical products are used primarily in consumer non-durable and durable goods. Coastal tank barge utilization levels for the transportation of petrochemicals during 2014 were in the 90% to 95% range.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2014, 2013 and 2012, inland black oil tank barge utilization levels have remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers, the export of diesel fuel and heavy fuel oil, demand for crude oil and natural gas condensate transportation from the Eagle Ford shale formations in South Texas along the Gulf Intracoastal Waterway, and for the movement of Canadian, Bakken and Utica crude oil downriver from the Midwest to the Gulf Coast. Coastal black oil tank barge utilization levels improved from approximately 75% during 2012, to the 90% level in 2013 and 90% to 95% level during 2014, partly attributable to the movement of black oil, specifically residual fuel oil and asphalt along the United States East and Gulf Coasts. In addition, starting in 2012 and continuing through 2014, coastal tank barges moved Eagle Ford crude oil in the Gulf of Mexico, Bakken crude oil from Albany, New York down the Hudson River to East Coast refineries, and starting in late 2013 moved Bakken crude oil from the Columbia River to West Coast refineries. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. Carbon black feedstock shipments generally track the general economy and are used in the production of automobiles and related parts, and in housing applications. In August 2013, the Company sold its New York Harbor bunkering barges and tugboats, thereby exiting the New York Harbor ship bunker market.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 884 inland tank barges and 247 inland towboats, as well as 69 coastal tank barges and 74 coastal tugboats. The segment also operates six offshore dry-bulk cargo barges, seven offshore tugboats and one docking tugboat transporting dry-bulk commodities in coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 884 inland tank barges currently operated, 695 are petrochemical and refined products barges, 119 are black oil barges, 55 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 884 inland tank barges, 845 are owned by the Company and 39 are leased.

The fleet of 247 inland towboats ranges from 800 to 5200 horsepower. Of the 247 inland towboats, 172 are owned by the Company and 75 are chartered. Towboats in the 800 to 2100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to five years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, compared with 75% under term contracts and 25% under spot contracts during 2013 and 2012.

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

Coastal Operations. The segment’s coastal operations are conducted through wholly owned subsidiaries, Kirby Offshore Marine, LLC (“Kirby Offshore Marine”) and Kirby Ocean Transport Company (“Kirby Ocean Transport”).

Kirby Offshore Marine provides marine transportation of refined petroleum products, petrochemicals and black oil in coastal regions of the United States. The coastal operations consist of the Atlantic, Pacific and Hawaii Divisions.

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on coastal states from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, in the Eastern Canadian provinces. The tank barges and tugboats operating in the Atlantic Division are among the largest, with tank barges in the 9,000 to 188,000 barrel capacity range and coastal tugboats in the 1800 to 8000 horsepower range, transporting primarily refined petroleum products, petrochemicals and black oil. In August 2013, the Company sold its New York Harbor bunkering barges and tugboats, thereby exiting the New York Harbor ship bunker market.

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Dutch Harbor, Cook Inlet and the Alaska River Systems, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 26,000 to 193,000 barrel capacity range and tugboats in the 2000 to 11000 horsepower range, transporting primarily refined petroleum products.

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

The coastal fleet consists of 69 tank barges with 6.0 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. Of the 69 coastal tank barges currently operating, 44 are refined products and petrochemical barges and 25 are black oil barges. The Company owns 61 of the coastal tank barges and eight are leased. The Company operates 74 coastal tugboats ranging from 1000 to 11000 horsepower, 68 of which are owned and six of which are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2014, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues, compared with 75% under term contracts and 25% under spot contracts during 2013.

Kirby Offshore Marine also operates a fleet of two offshore dry-bulk barge and tugboat units involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels primarily operate under contracts of affreightment that are typically one year or less in length.

Kirby Ocean Transport owns and operates a fleet of four offshore dry-bulk barges, five offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2020 with Progress Energy Florida (“PEF”) to transport coal across the Gulf of Mexico to PEF’s power generation facility at Crystal River, Florida.

Kirby Ocean Transport has a contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PEF facility at Crystal River to Holcim’s plant in Theodore, Alabama. Holcim’s contract expires on June 30, 2015. The Holcim contract provides cargo for a portion of the return voyage for the vessels that carry coal to PEF’s Crystal River facility. Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 56% of the marine transportation’s inland revenues under term contracts during 2014, 58% of revenue under term contracts during 2013 and 57% of the revenue under term contracts during 2012. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, compared with 75% under term contracts and 25% under spot contracts during 2012 and 2013. During 2014, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues. During 2013, approximately 75% of the coastal revenues were under term contracts and 25% from spot contracts. During 2012, approximately 60% of marine transportation’s coastal revenues were under term contracts and 40% from spot contracts. Coastal time charters represented approximately 90% of the marine transportation coastal revenues under term contracts during 2014, 2013 and 2012.

No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2014, 2013 and 2012.

Employees

The Company’s marine transportation segment has approximately 3,275 employees, of which approximately 2,450 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 900 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 375 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit that expired in December 2014, but remains in effect while negotiations continue. In addition, approximately 165 Kirby Offshore Marine vessel crew members are represented by the Seafarers International Union (“SIU”) under a collective bargaining agreement in effect through April 2015.

Properties

The principal office of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2025. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, one in Miami, Florida, and one in Corpus Christi, Texas. The New Orleans and Houston facilities are owned, and the Baton Rouge, Greenville, Miami and Corpus Christi facilities are leased. Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, Seattle, Washington and Honolulu, Hawaii. All of Kirby Offshore Marine's operating facilities are leased, including pier and wharf facilities and office and warehouse space.

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

The Company presently pays a federal fuel user tax of 20.1 cents per gallon consisting of a .1 cent per gallon leaking underground storage tank tax and a 20 cents per gallon waterway user tax. Effective April 1, 2015, the waterway user tax increases to 29 cents per gallon.

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

One of the most important requirements under the OPA was that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be either retrofitted with double hulls or phased out of domestic service effective December 31, 2014.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2014, approximately 3,300 certificates were issued for the completion of courses at the training facility, of which 1,100 were USCG approved classes and the balance were employee development and Company required classes, including Leadership, Safety by Choice and Defensive Driving.

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

DIESEL ENGINE SERVICES

The Company, through its wholly owned subsidiary Kirby Engine Systems, Inc. (“Kirby Engine Systems”), and its wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and United Holdings LLC (“United”), sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based oil and gas operator and producer markets.

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

For the land-based market, the Company sells OEM replacement parts, sells and services diesel engines, pumps and transmissions and manufactures and remanufactures oilfield service equipment, including pressure pumping units for oil and gas service companies and gas operators and producers. In addition, United manufactures compression equipment for natural gas transmission and for natural gas fired power generation plants.

No single customer of the diesel engine services segment accounted for 10% of the Company’s revenues in 2014, 2013 or 2012. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 3% of the diesel engine services segment’s 2014 revenues, 5% of 2013 revenues and 4% of 2012 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2014 (dollars in thousands):

	2014		2013		2012
	Amounts	%	Amounts	%	Amounts	%
Manufacturing	$261,553	33%	$110,053	21%	$206,183	29%
Overhauls and service	366,477	46	283,209	53	358,626	51
Direct parts sales	167,604	21	135,766	26	138,956	20
	$795,634	100%	$529,028	100%	$703,765	100%

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 19% of the segment’s 2014 revenues. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

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

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and generators, and related parts sales for power generation customers, which represented 9% of the segment’s 2014 revenues. The Company is also engaged in the sale and distribution of diesel engine parts, engine modifications, generator modifications, controls, governors and diesel generator packages to the nuclear industry. The Company services users of diesel engines that provide emergency standby, peak and base load power generation.

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

Land-Based Operations

The Company is engaged in the distribution and service of diesel engines, pumps and transmissions, the manufacture and remanufacture of oilfield service equipment and the manufacture of compression equipment for natural gas transmission and for natural gas fired power generation plants, all of which represented 72% of the segment’s 2014 revenues. The Company offers a full line of custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures products or components that are purchased by a company and marketed under the purchasing company’s brand name. The Company distributes, sells parts for and services diesel engines and transmissions for on-and off-highway use and provides in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison, a major distributor for MTU in North America, and a distributor for Isuzu diesel engines. The Company is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders. The Company also manufactures and packages custom compressor systems, including electric motor driven systems, natural gas driven systems and industrial air systems, and manufactures natural gas General Motors and Isuzu diesel engine-powered packages for a variety of applications from 40 to 500 horsepower. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in south and central Texas.

The Company’s land-based operation is based in Oklahoma City, Oklahoma with 20 locations across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. The Company’s manufacturing facilities are located in six locations in Oklahoma City and one location in Henderson, Colorado. The Company’s field sales and service operations are located in Casper, Wyoming, Billings, Montana and Lubbock and Amarillo, Texas. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas.

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

Employees

The Company’s diesel engine services segment has approximately 1,400 employees. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana and Oklahoma City, Oklahoma.

The marine and power generation businesses operate 13 parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse and New Iberia, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida, Seattle, Washington and Thorofare, New Jersey. All of these facilities are leased except the Houma, Belle Chasse and New Iberia, Louisiana and Mobile, Alabama facilities, which are owned by the Company.

The land-based business operates 20 distribution and service and manufacturing facilities across seven states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. The Oklahoma City, Oklahoma, Shreveport, Louisiana and the Little Rock, Arkansas facilities are owned by the Company and the Tulsa, Oklahoma facility is leased. The Company’s manufacturing facilities are located in six locations in Oklahoma City and in Henderson, Colorado. All of the manufacturing facilities are leased except for one location in Oklahoma City, Oklahoma and the facility in Henderson, Colorado, which are owned by the Company. The Company’s field sales and service operations in Casper, Wyoming and Billings, Montana are leased and the Lubbock and Amarillo, Texas facilities are owned by the Company. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas. All of these facilities are leased except for the San Antonio facility which is owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	67	Chairman of the Board
David W. Grzebinski	53	President and Chief Executive Officer
C. Andrew Smith	44	Executive Vice President and Chief Financial Officer
Joseph H. Reniers	40	Senior Vice President– Diesel Engine Services and Marine Facility Operations
William G. Ivey	71	President – Marine Transportation Group
James F. Farley	63	President – Kirby Offshore Marine
Michael W. Coulter	56	President – United
Dorman L. Strahan	58	President – Kirby Engine Systems
Ronald A. Dragg	51	Vice President, Controller and Assistant Secretary
Amy D. Husted	46	Vice President – Legal
David R. Mosley	50	Vice President and Chief Information Officer
Mark K. Forbes	57	Vice President – Human Resources
Renato A. Castro	43	Treasurer

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

Joseph H. Pyne holds a degree in liberal arts from the University of North Carolina and has served the Company as Chairman of the Board since April 2014. He served the Company as Chairman of the Board and Chief Executive Officer from January 2014 to April 2014, as Chairman of the Board, President and Chief Executive Officer from April 2013 to January 2014 and from April 2010 to April 2011, and as President and Chief Executive Officer from 1995 to April 2010, Executive Vice President from 1992 to 1995 and as President of Kirby Inland Marine from 1984 to November 1999. He has served the Company as a Director since 1988. He also served in various operating and administrative capacities with Kirby Inland Marine from 1978 to 1984, including Executive Vice President from January to June 1984. Prior to joining the Company, he was employed by Northrop Services, Inc. and served as an officer in the Navy.

David W. Grzebinski is a Chartered Financial Analyst and holds a Masters in Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as President and Chief Executive Officer since April 2014. He served as President and Chief Operating Officer from January 2014 to April 2014 and as Chief Financial Officer from March 2010 to April 2014. He served as Chairman of Kirby Offshore Marine from February 2012 to April 2013 and served as Executive Vice President from March 2010 to January 2014. Prior to joining the Company in February 2010, he served in various administrative positions since 1988 with FMC Technologies Inc. (“FMC”), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow Chemical Company (“Dow”).

C. Andrew Smith is a Certified Public Accountant and holds a degree in business administration from the University of Houston. He has served as Executive Vice President and Chief Financial Officer since April 2014. He served as Executive Vice President – Finance from January 2014 to April 2014. Prior to joining the Company in January 2014, he served as Senior Vice President and Chief Financial Officer of Benthic Geotech and was previously Chief Financial Officer for both Global Industries, LTD and NATCO Group.

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and a Master of Business Administration degree from the University of Chicago Booth School of Business. He has served as Senior Vice President– Diesel Engine Services and Marine Facility Operations since February 2015. He served as Vice President — Strategy and Operational Service from April 2014 to February 2015, Vice President — Supply Chain from April 2012 to April 2014 and Vice President – Human Resources from March 2010 to April 2012. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

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

Mark K. Forbes holds bachelors and masters degrees in Industrial Psychology from Western Michigan University. He has served the Company as Vice President – Human Resources since June 2014. Prior to joining the Company in June 2014, he served in various leadership positions in human resources in the exploration and production business with Apache Corporation, the petrochemical business with Lyondell Petrochemical Company and Dow Chemical Company and in food service processing with Michigan Sugar Company.

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

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. One-half of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 20 cent per gallon diesel fuel tax and the remaining 50% is paid from general federal tax revenues. Effective April 1, 2015, the diesel fuel tax paid by marine transportation companies increases to 29 cents per gallon. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towing vessels. The Company’s towing vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towing vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat, or on the coastal tugboats from a deckhand to the chief engineer. Lifestyle issues are a deterrent for employment for inland and coastal crew members. Inland crew members generally work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work a 14 days on, 14 days off, 21 days on, 21 days off or 30 days on, 30 days off rotation, dependent upon the location. With ongoing retirements and competitive labor pressure in the marine transportation segment, the Company continues to monitor and implement market competitive pay practices. The Company also utilizes an internal development program to train Maritime Academy graduates for vessel leadership positions.

The Company’s marine transportation segment has approximately 3,275 employees, of which approximately 2,450 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 900 vessel employees, of whom approximately 550 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1986, the Company has been successful in the integration of 31 acquisitions in its marine transportation segment and 17 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.8 billion in 2014. Diesel engine services revenue in 1987 was $7.1 million compared with $795.6 million in 2014. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2014, 47% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2014, petrochemical volumes continued to improve compared with 2013 and 2012 primarily due to lower priced domestic natural gas that improved the competitiveness of the United States petrochemical industry in global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,650 inland tank barges in the United States, of which the Company operates 884, or 24%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,650 by the end of 2014. During 2012, the Company estimates that 260 tank barges were placed in service, of which 56 were for the Company, and 110 tank barges were retired, 52 of which were by the Company. During 2013, the Company estimates that 270 tank barges were placed in service, of which 70 were for the Company, and 70 tank barges were retired, 46 of which were by the Company. During 2014, the Company estimates that 300 tank barges were placed in service, of which 61 were for the Company, and 100 tank barges were retired, 38 of which were by the Company. The Company estimates that approximately 180 tank barges were ordered during 2014 for delivery throughout 2015, 39 of which are for the Company, and many older tank barges will be retired, dependent on 2015 market conditions. The increases for 2012, 2013 and 2014, and the orders for 2015, reflect the improved demand for inland petrochemical and black oil barges and federal tax incentives on new equipment in 2012 and 2013. Strong tank barge markets for 2012, 2013 and 2014 absorbed the additional capacity built by the industry.

The risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,650 tank barges in the industry at the present time, approximately 725 are over 30 years old and approximately 500 of those over 35 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet, with the extent of the retirements dependent on 2015 petrochemical and refinery production levels, crude oil and natural gas condensate movements and industry-wide tank barge utilization levels.

During the first half of 2012, the marine transportation segment was negatively impacted by excess coastal tank barge capacity limiting tank barge utilization to the 75% range. The coastal operations reflected improvements in market conditions during the 2012 second half and throughout 2013, with tank barge utilization improving to the 75% to 80% range in the 2012 third quarter, 85% to 90% in the 2012 fourth quarter, continuing at 90% in 2013 and improving to the 90% to 95% range in 2014. During the 2012 second half and 2013 and 2014, the Company experienced increased demand for coastal crude and natural gas condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. The Company estimates there are approximately 260 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few coastal tank barges were built during 2012 and 2013 and that one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. The Company announced in January 2014 the signing of an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit, with delivery anticipated for mid-to-late 2015. In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit, with delivery anticipated for the first half of 2016. In July 2014, the Company signed agreements to construct two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, the first for delivery in the 2016 second half and the second in the 2017 first half. The Company is aware of seven coastal tank barge and tugboat units in the 195,000 barrel or less class under construction by competitors for delivery in 2015, 2016 and 2017.

Higher fuel prices could increase operating expenses. The cost of fuel during 2014 was approximately 13% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Four marine transportation customers accounted for approximately 25% of the Company’s 2014 and 2013 revenue and 22% of 2012 revenue. The Company has contracts with these customers expiring in 2015 through 2017. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers could have an adverse effect on the Company.

The Company’s diesel engine services segment has a 49-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. In addition, the Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 3% of the Company’s revenue for 2014. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. Sales and service of MTU and Allison products account for approximately 2% and 3%, respectively, of the Company’s revenue during 2014. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

The diesel engine services industry is also very competitive. The segment’s primary marine competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation market, the primary competitors are other independent service companies. The segment’s land-based market’s principal competitors are independent diesel engine service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the diesel engine services industry and continued low price of natural gas, crude oil or natural gas condensate, and resulting decline in drilling for such natural resources in North American shale formations, could result in less oilfield equipment being manufactured and remanufactured, lower rates for service and parts pricing and result in less manufacturing, remanufacturing, service and repair opportunities and parts sales for the Company.

Significant increases in the construction cost of tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for tank barges delivered in 2012, 2013 and 2014 and ordered in 2014 for delivery in 2015 increased, but remained below the construction price for tank barges delivered in 2009.

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

The Company relies on critical information systems for the operation of its businesses, and the failure of any critical information system, including a cyber-security breach, may adversely impact its businesses.  The Company is dependent on its technology infrastructure and must maintain and rely upon critical information systems for the effective and safe operation of its businesses. These information systems include software applications and hardware equipment, as well as data networks and telecommunications.

The Company’s information systems, including the Company’s proprietary vessel management computer system, are subject to damage or interruption from a number of potential sources, including but not limited to, natural disasters, software viruses, power failures and cyber-attacks.  The Company has implemented measures such as emergency recovery processes, virus protection software, intrusion detection systems and annual attack and penetration audits to mitigate these risks.  However, the Company cannot guarantee that its information systems cannot be damaged or compromised.

Any damage or compromise of its data security or its inability to use or access these critical information systems could adversely impact the efficient and safe operation of its businesses, or result in the failure to maintain the confidentiality of data of its customers or its employees and could subject the Company to increased operating expenses or legal action, which could have an adverse effect on the Company.

An easing or lifting of the United States crude oil export ban could adversely impact the Company’s marine transportation segment.  Over the last four decades, the ability of United States producers to export domestic crude oil has been limited by the United States government.    As crude oil production has increased in the United States due to hydraulic fracturing and shale oil production, there have been more calls by crude oil producers for the United States government to change its energy policy to ease or lift the crude oil export ban.    Although the impact on the Company’s inland barge operations is not determinable, the easing of the crude oil export ban could result in reduced coastal barge moves which may have an adverse impact on the Company’s marine transportation segment.  Alternatively, higher crude volumes, for domestic or export consumption, may be a positive as regional moves and moves to export terminals could increase.

Prevailing natural gas and crude oil prices, as well as the volatility of their prices, could have an adverse effect on the Company’s businesses.  Demand for tank barge transportation services is driven by the production of volumes of the bulk liquid commodities such as petrochemicals, black oil and refined products that the Company transports by tank barge.   This production can depend on the prevailing level of natural gas and crude oil prices, as well as the volatility of their prices.

In general, lower energy prices are good for the United States economy and  typically translate into increased petrochemical and refined product production and therefore increased demand for tank barge transportation services.    However, lower crude oil prices could result in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge.  The Company currently operates approximately 6% of its inland barges and approximately 13% of its coastal barges in the transportation of crude oil and natural gas condensate.  Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction.   Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment.

Lower energy prices generally result in a decrease in the number of oil and gas wells being drilled.  Oilfield service companies reduce their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by the Company’s diesel engine services segment.  This may also lead to order cancellations from customers or customers requesting to delay delivery of new equipment.    In addition to the possibility that decreased energy prices may result in reduced demand for the Company’s parts and equipment, energy price volatility may also result in difficulties in the Company’s ability to ramp up and ramp down production on a timely basis and, therefore, could result in an adverse impact on the Company’s diesel engine services segment.

The Company’s diesel engine services segment could be adversely impacted by the construction of pressure pumping units by its competitors. At the present time, there is an estimated 19.5 million horsepower of pressure pumping units in North America used in the hydraulic fracturing of shale formations. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations. A significant drop in demand as well could result in oversupply in the pressure pumping market as attrition rates may not be high enough to absorb the new capacity entering the market and could negatively impact the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Diesel Engine Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

In June 2011, the Company as well as three other companies received correspondence from the EPA concerning ongoing cleanup and restoration activities under CERCLA with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $4,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. This matter is in initial stages of litigation.

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. In a recent case that presented substantially the same facts and legal issues, the United States Court of Appeals for the Fifth Circuit ruled that vessel tankermen are seamen who are exempt from the overtime pay provisions of the Fair Labor Standards Act. While the Figgs case is still pending, the Company believes that, after the Fifth Circuit ruling, it will incur no material liability in the case.

On March 22, 2014, a tank barge and towboat (the M/V Miss Susan), both owned by Kirby Inland Marine, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The U.S. Coast Guard and the National Transportation Safety Board have named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind have filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions have been consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the OPA. The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing and many of the claims and lawsuits filed have not specified the amount of damages sought, but the Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2015
First Quarter (through February 20, 2015)	$82.91	$70.89
2014
First Quarter	106.93	92.86
Second Quarter	117.18	96.00
Third Quarter	124.12	114.11
Fourth Quarter	117.78	78.84
2013
First Quarter	78.04	61.41
Second Quarter	82.84	71.44
Third Quarter	89.19	79.15
Fourth Quarter	99.41	82.16

As of February 20, 2015, the Company had 55,703,000 outstanding shares held by approximately 800 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount that May Yet Be Purchased Under the Plan
October 1 – October 31, 2014	—	—	—	—
November 1 – November 30, 2014	—	—	—	—
December 1 – December 31, 2014	187,000	$81.75	—	$84,679,000

Total	187,000	$81.75	—

Purchases were made pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan was entered into pursuant to authorization by the Board of Directors to repurchase up to $100,000,000 of the Company’s common stock pursuant to Rule 10b5-1. Purchases under the plan were completed in January 2015.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2014. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2014	2013	2012	2011	2010

Revenues:
Marine transportation	$1,770,684	$1,713,167	$1,408,893	$1,194,607	$915,046
Diesel engine services	795,634	529,028	703,765	655,810	194,511
	$2,566,318	$2,242,195	$2,112,658	$1,850,417	$1,109,557

Net earnings attributable to Kirby	$282,006	$253,061	$209,438	$183,026	$116,249

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.95	$4.46	$3.75	$3.35	$2.16
Diluted	$4.93	$4.44	$3.73	$3.33	$2.15
Common stock outstanding:
Basic	56,674	56,354	55,466	54,191	53,331
Diluted	56,867	56,552	55,674	54,413	53,466

	December 31,
	2014	2013	2012	2011	2010
Property and equipment, net	$2,589,498	$2,370,803	$2,315,165	$1,822,173	$1,118,161
Total assets	$4,141,909	$3,682,517	$3,653,128	$2,960,411	$1,794,937
Long-term debt, including current portion	$716,700	$749,150	$1,135,110	$802,005	$200,134
Total equity	$2,264,913	$2,022,153	$1,707,054	$1,454,158	$1,159,139

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for 2014, 2013 and 2012 were 56,867,000, 56,552,000 and 55,674,000, respectively. The increase in the weighted average number of common shares for 2014 compared with 2013 and 2012 primarily reflects the issuance of 500,000 shares of Company common stock associated with the December 14, 2012 acquisition of Penn Maritime, Inc. (“Penn”), the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the 2014 fourth quarter.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2014, the Company operated a fleet of 884 inland tank barges with 17.8 million barrels of capacity, and operated an average of 251 inland towboats during 2014. The Company’s coastal fleet consisted of 69 tank barges with 6.0 million barrels of capacity and 74 coastal tugboats. The Company also owns and operates six offshore dry-bulk cargo barges and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For 2014, net earnings attributable to Kirby were $282,006,000, or $4.93 per share, on revenues of $2,566,318,000, compared with 2013 net earnings attributable to Kirby of $253,061,000, or $4.44 per share, on revenues of $2,242,195,000. The 2014 year results included a $2,766,000 before taxes, or $.03 per share, first quarter severance charge which was mainly reflected in the marine transportation results. In addition, the 2014 year included an estimated $.03 per share first quarter combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel. The 2013 year results included a credit to selling, general and administrative expenses of $18,300,000 before taxes, or $.20 per share, eliminating the fair value of the contingent earnout liability associated with the April 2011 acquisition of United. The 2013 year included an estimated $.03 per share negative impact during the second quarter from high water on the Mississippi and Illinois Rivers and the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

Marine Transportation

For 2014, 69% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2014 increased 3% compared with 2013 and operating income for 2014 increased 5% compared with 2013. The higher marine transportation revenues and operating income reflected continued strong utilization levels for both the inland and coastal markets and favorable pricing trends. For 2014 and 2013, the inland tank barge fleet contributed 68% and 69%, respectively, and the coastal fleet 32% and 31%, respectively, of marine transportation revenues. The Company’s inland petrochemical, black oil and refined products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout 2014. The results were negatively impacted by changes in the Company’s Florida bunkering operation where a customer change led to a decrease in dedicated equipment and reduced revenue. The Company’s coastal marine transportation markets continued to improve with tank barge utilization levels in the 90% to 95% range throughout 2014, aided by increased transportation of crude oil and natural gas condensate, continued success in expanding the coastal customer base to inland customers with coastal requirements, and cold weather during the 2014 first quarter that increased the demand for the transportation of heating oil.

During 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, thereby providing the operations with a predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the inland revenues under term contracts during 2014 compared with 58% during 2013. Rates on inland term contract rates renewed in the 2014 first and second quarters increased in the 3% to 5% average range compared with the 2013 first and second quarters. Rates on inland term contracts renewed in the 2014 third and fourth quarters increased in the 1% to 3% average range compared with term contracts renewed in the third and fourth quarters of 2013. Spot contract rates, which include the cost of fuel, increased modestly in each 2014 quarter compared with the prior quarters, except the spot contract rates in the 2014 fourth quarter were essentially flat when compared with the 2014 third quarter. Effective January 1, 2014, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1.7%, excluding fuel.

During 2014, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues. Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 90% of the coastal revenues under term contracts during 2014. During 2013, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were spot contract revenues. Coastal time charters represented approximately 90% of the coastal revenues under term contracts during 2013. The increase in term contract revenues reflected stronger demand for coastal tank barges. Rates on coastal term contracts renewed in the 2014 first, second and third quarters increased in the 7% to 9% average range and in the 2014 fourth quarter in the 5% average range compared with the term contracts renewed in the comparable 2013 quarters. Spot contract rates, which include the cost of fuel, continued to improve during 2014 and remained above term contract rates.

The 2014 marine transportation operating margin was 24.3% compared with 23.8% for 2013. The higher 2014 operating margin was a reflection of continued high inland and coastal equipment utilization, leading to higher inland and coastal term and spot contract rates negotiated throughout 2013 and 2014. The higher operating margin for 2014 was partially offset by the winter weather conditions experienced throughout the 2014 first quarter and the changes in the Company’s Florida bunkering operation.

Diesel Engine Services

During 2014, the diesel engine services segment generated 31% of the Company’s revenue, of which 46% was generated from overhauls and service, 21% from direct parts sales and 33% from manufacturing. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for 2014 increased 50% and operating income increased 40% compared with 2013. The 2013 operating income included an $18,300,000 credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United, thereby eliminating the remaining liability.

The 2014 increases were primarily attributable to an improvement in the sale and service of land-based diesel engines and transmissions, and an increase in the manufacture of oilfield service equipment, including pressure pumping units. Demand for the remanufacture of pressure pumping units remained steady throughout 2014, reflecting an improvement over 2013. With the steep decline in the price of crude oil during the 2014 fourth quarter, the land-based market was negatively impacted by some customer order cancellations and requests to delay projects. In addition, production inefficiencies related to supply chain issues and difficulties adding productive labor also negatively impacted the land-based market. The marine diesel engine services market improved modestly, benefiting from major service projects for inland and coastal customers, as well as Gulf of Mexico and foreign offshore service vessels and drilling operators. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

The diesel engine services operating margin for 2014 was 7.5% compared with 8.1% for 2013. The operating margin for 2013 was positively impacted by the $18,300,000 credit to the contingent earnout liability noted above. The 2014 operating margin reflected improvement in the land-based market and stable marine and power generation markets. Some order cancellations and requests to delay projects during the 2014 fourth quarter and production inefficiencies during 2014 in the land-based market negatively impacted the 2014 operating margin.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2014 with net cash provided by operating activities of $438,909,000 compared with $601,032,000 of net cash provided by operating activities for 2013. The 27% decrease was primarily from a $179,965,000 net decrease in cash flows from changes in operating assets and liabilities, primarily due to an increase in receivables and inventory during 2014 due to increased business activity levels in the land-based diesel engine services market, and a $25,080,000 decrease in provision for deferred income taxes, partially offset by $28,309,000 of higher net earnings. In addition, during 2014 and 2013, the Company generated cash of $7,519,000 and $6,635,000, respectively, from the exercise of stock options and $10,393,000 and $33,982,000, respectively, from proceeds from the disposition of assets. During 2014, the Company repurchased 187,000 shares of its common stock for $15,321,000.

For 2014, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $355,144,000, including $125,737,000 for inland tank barge and towboat construction, $71,793,000 for progress payments on the construction of two 185,000 barrel articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in mid-to-late 2015 and one in the first half of 2016, $19,201,000 for down payments on the construction of two 155,000 barrel articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $138,413,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine services facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. The Company purchased one previously leased coastal tank barge in August 2014 for $6,500,000. In addition, the Company purchased two previously leased coastal tank barges in October 2014 for $25,300,000. Cash generated and borrowings under the Company’s revolving credit facility in 2014 were also used for the repurchase of 187,000 shares of the Company’s common stock for $15,321,000 in December 2014. The Company’s debt-to-capitalization ratio decreased to 24.0% at December 31, 2014 from 27.0% at December 31, 2013, primarily due to a decrease of $32,450,000 in outstanding debt, an increase in total equity from net earnings attributable to Kirby for 2014 of $282,006,000, exercises of stock options and the amortization of unearned equity compensation, partially offset by treasury stock purchases. As of December 31, 2014, the Company had $116,700,000 outstanding under its revolving credit facility, $100,000,000 outstanding under its term loan, $500,000,000 of senior notes outstanding and no outstanding balance under its credit agreement.

During 2014, the Company took delivery of 61 new inland tank barges with a total capacity of 1,072,000 barrels, retired 33 inland tank barges and returned five leased inland tank barges, which reduced its capacity by 575,000 barrels. As a result, the Company added a net 23 inland tank barges and 497,000 barrels of capacity.

In January 2014, the Company signed an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 for delivery in mid-to-late 2015. In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 for delivery in the first half of 2016.

In July 2014, the Company signed agreements to construct two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units at a combined cost of approximately $125,000,000 to $130,000,000, the first for delivery in the 2016 second half and second in the 2017 first half.

The Company projects that capital expenditures for 2015 will be in the $300,000,000 to $310,000,000 range. The 2015 construction program will consist of 39 inland tank barges with a total capacity of 572,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in mid-to-late 2015 and first half of 2016 and progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $75,000,000 and 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $85,000,000. The balance of approximately $140,000,000 to $150,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Petrochemical, black oil and refined petroleum products inland tank barge utilization levels remained strong during 2014, in the 90% to 95% range. The United States economy showed signs of improvement during 2014 with lower unemployment levels. The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout 2014, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market also remained strong throughout 2014, primarily due to continued stable United States refinery utilization levels, aided by the export of refined petroleum products and heavy fuel oils. In addition, the black oil market reflected continued strong demand for the inland and coastal transportation of crude oil and natural gas condensate resulting from increased production from the major shale formations in South Texas, the mid-Atlantic and upper Midwest regions of the United States.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Several United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s inland petrochemical, black oil and refined petroleum products tank barge fleet utilization levels being consistently in the 90% to 95% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge demand and higher term and spot contract pricing, which could be mitigated by additional tank barge capacity.

As of December 31, 2014, the Company estimated there were approximately 3,650 inland tank barges in the industry fleet, of which approximately 725 were over 30 years old and approximately 500 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges. During 2014, with continued strong demand for inland petrochemical and black oil tank barges, the Company estimates that approximately 300 inland tank barges were ordered and delivered throughout 2014. The Company estimates that approximately 180 tank barges were ordered during 2014 for delivery throughout 2015, 39 of which are for the Company. Historically, 75 to 150 older inland tank barges are retired from service each year, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements which can have a direct effect on industry-wide tank barge utilization levels. The Company expects continued strong utilization in its inland markets in 2015, but with the sharp decline in crude oil prices in late 2014 and the resulting decline in the North American oil and gas rig count, the Company expects inland tank barge pricing to remain flat throughout much of 2015, with the potential for some weakening as crude oil and natural gas condensate production may decline in late 2015.

As of December 31, 2014, the Company estimated there were approximately 260 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013 and that one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. During 2013, coastal tank barge utilization was consistently in the 90% range, improving to the 90% to 95% range during 2014 with continued success in expanding the coastal customer base to include inland customers with coastal requirements and increased coastal demand for the movement of crude oil and natural gas condensate. The Company announced in January 2014 the signing of an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000, with delivery anticipated for mid-to-late 2015. In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 with delivery anticipated for the first half of 2016. In July 2014, the Company signed agreements to construct two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units at a combined cost of approximately $125,000,000 to $130,000,000, the first for delivery in the 2016 second half and the second in the 2017 first half. The Company is also aware of seven announced coastal tank barge and tugboat units to be constructed by competitors for delivery in 2015, 2016 and 2017. The Company expects continued strong utilization in its coastal markets in 2015 with higher term and spot market pricing.

In the diesel engine services segment, with the stable drilling activity in the Gulf of Mexico and positive inland and coastal marine transportation markets, service activity levels for the marine diesel engine services market during 2014 reflected a modest improvement and is anticipated to remain stable in 2015. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers. The land-based diesel engine services market consists of manufacturing and remanufacturing of oilfield service equipment, including pressure pumping units, and the distribution and service of their components, which include high-speed diesel engines, transmissions and pumps, many of the same components used by marine customers. Currently, an estimated 19.5 million horsepower is employed in the North American pressure pumping business. As a result of excess pressure pumping horsepower in 2012 and 2013, new orders for pressure pumping units essentially stopped and the supply and distribution portion of the land-based market slowed. During 2014, the land-based diesel engine business results reflected an improvement in manufacturing and remanufacturing of oilfield service equipment. However, with the steep decline in the price of crude oil during the 2014 fourth quarter, the land-based market was negatively impacted by some customer order cancellations and requests to delay projects. Given the current crude oil environment and announced capital spending reductions by oil and gas service companies, the Company anticipates a decline in land-based manufacturing and service activities during 2015.

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

Accounts Receivable. The Company extends credit to its customers in the normal course of business. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Historically, credit risk with respect to these trade receivables has generally been considered minimal because of the financial strength of the Company’s customers; however, a United States or global recession or other adverse economic condition could impact the collectability of certain customers’ trade receivables which could have a material effect on the Company’s results of operations.

Property, Maintenance and Repairs. Property is recorded at cost. Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs on vessels built for use on the inland waterways are charged to operating expense as incurred and includes the costs incurred in USCG inspections unless the shipyard extends the life or improves the operating capacity of the vessel which results in the costs being capitalized. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the ABS. These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels.

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

Results of Operations

The Company reported 2014 net earnings attributable to Kirby of $282,006,000, or $4.93 per share, on revenues of $2,566,318,000, compared with 2013 net earnings attributable to Kirby of $253,061,000, or $4.44 per share, on revenues of $2,242,195,000, and 2012 net earnings attributable to Kirby of $209,438,000, or $3.73 per share, on revenues of $2,112,658,000.

Marine transportation revenues for 2014 were $1,770,684,000, or 69% of total revenues, compared with $1,713,167,000, or 76% of total revenues for 2013, and $1,408,893,000, or 67% of total revenues for 2012. Diesel engine services revenues for 2014 were $795,634,000, or 31% of total revenues, compared with $529,028,000, or 24% of total revenues for 2013, and $703,765,000, or 33% of total revenues for 2012.

The 2014 operating results included a $2,766,000 before taxes, or $.03 per share, first quarter severance charge which was mainly reflected in the marine transportation results. In addition, the 2014 year included an estimated $.03 per share first quarter combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel. For 2013 and 2012, the operating results included a credit to selling, general and administrative expenses of $18,300,000 before taxes, or $.20 per share, and a credit of $4,300,000 before taxes, or $.05 per share, respectively, associated with the change in the fair value of the United contingent earnout liability. The 2013 year included an estimated $.03 per share negative impact during the second quarter from high water on the Mississippi and Illinois Rivers and the closure for repair of the Algiers Lock near New Orleans on the Gulf Intracoastal Waterway, net of certain revenue and cost recovery from contracts with terms that provide reimbursements for delays and increased costs.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2014, the Company operated 884 inland tank barges, including 39 leased barges, with a total capacity of 17.8 million barrels. This compares with 861 inland tank barges operated as of December 31, 2013, including 44 leased barges, with a total capacity of 17.3 million barrels. The Company operated an average of 251 inland towboats during 2014, of which an average of 79 were chartered, compared with 256 during 2013, of which an average of 77 were chartered. The Company’s coastal tank barge fleet as of December 31, 2014 consisted of 69 tank barges, including eight of which were leased, with 6.0 million barrels of capacity, and 74 tugboats, six of which were chartered. This compares with 72 coastal tank barges operated as of December 31, 2013, 11 of which were leased, with 6.0 million barrels of capacity, and 76 coastal tugboats, seven of which were chartered. As of December 31, 2014 and 2013, the Company operated six and eight, respectively, offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2014 (dollars in thousands):

	2014	2013	% Change 2013 to 2014	2012	% Change 2012 to 2013
Marine transportation revenues	$1,770,684	$1,713,167	3%	$1,408,893	22%

Costs and expenses:
Costs of sales and operating expenses	1,053,390	1,029,040	2	848,540	21
Selling, general and administrative	119,087	112,272	6	105,934	6
Taxes, other than on income	14,324	14,026	2	12,807	10
Depreciation and amortization	154,019	149,574	3	129,857	15
	1,340,820	1,304,912	3	1,097,138	19
Operating income	$429,864	$408,255	5%	$311,755	31%
Operating margins	24.3%	23.8%		22.1%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2014, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2014 Revenue Distribution	Products Moved	Drivers
Petrochemicals	47%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%
Black Oil	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	25%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2014 Compared with 2013

Marine Transportation Revenues

Marine transportation revenues for 2014 increased 3% when compared with 2013, reflecting continued strong utilization levels for both the inland and coastal markets and favorable pricing trends. For 2014 and 2013, the inland tank barge fleet contributed 68% and 69%, respectively, and the coastal fleet 32% and 31%, respectively, of marine transportation revenues. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout 2014, consistent with 2013. The results were negatively impacted by changes in the Company’s Florida bunkering operation where a customer change led to a decrease in dedicated equipment and reduced revenue. The coastal equipment utilization for 2014 was in the 90% to 95% range, an improvement over the 90% range reported for 2013, aided by increased transportation of crude oil and natural gas condensate, continued success in expanding the coastal customer base to inland customers with coastal requirements, and cold weather during the 2014 first quarter that increased the demand for the transportation of heating oil.

The petrochemical market, the Company’s largest market, contributed 47% of marine transportation revenues for 2014, reflecting continued strong volumes from Gulf Coast petrochemical plants for both domestic consumers and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers.

The black oil market, which contributed 25% of marine transportation revenues for 2014, reflected continued strong demand driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and demand for crude oil and natural gas condensate transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and for the movement of Canadian and Utica crude oil and natural gas condensate downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries and from the Columbia River to West Coast refineries during 2014.

The refined petroleum products market, which contributed 25% of marine transportation revenues for 2014, reflected continued strong demand for the movement of products in the inland and coastal markets, benefiting from additional volumes from major customers and aided by the export of refined petroleum products and heavy fuel oils. The coastal refined products market was also driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as a cold winter in the Northeast that increased the demand for heating oil during the 2014 first quarter.

The agricultural chemical market, which contributed 3% of 2014 marine transportation revenues, saw strong demand for both domestically produced and imported products during the first quarter but was hindered by the slow transit times created by the harsh Midwest operating conditions throughout the 2014 first quarter. Strong seasonal demand continued through the months of April and May 2014. The 2014 third quarter saw typical demand with the start of the fall fertilizer fill, with demand continuing into the fourth quarter.

For 2014, the inland operations incurred 7,804 delay days, consistent with the 7,843 delay days that occurred during 2013. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2014 third and fourth quarters were seasonally normal while operating conditions during the 2014 first quarter and portion of the second quarter were challenging, as transit times along the Gulf Intracoastal Waterway were affected by numerous strong frontal systems and fog, as well as heavy ice conditions on the Illinois, upper Mississippi and upper Ohio Rivers for the majority of the first quarter. While the Company continued to operate on these rivers despite the heavy ice conditions, transit times were increased, and either additional horsepower was required or tow sizes were reduced.

During 2014, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues compared with 75% term contracts and 25% spot contract revenues for 2013. The 2014 increase in term contract revenues was primarily due to increased volumes from term contract customers, thereby reducing equipment available for spot contract movements. The harsh winter weather conditions during the 2014 first quarter and portion of the second quarter that required more equipment to meet contract volumes also contributed to the higher term contract revenues. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 56% of the revenues under term contracts during 2014 compared with 58% during 2013. The 80% term contract and 20% spot contract mix provides the inland operations with a predictable revenue stream.

During 2014, approximately 85% of the marine transportation’s coastal revenues were under term contracts and approximately 15% were spot contract revenues compared with 75% term contracts and 25% spot contracts for 2013. The increase in term contract revenues reflected stronger demand for coastal tank barges. Coastal time charters represented approximately 90% of the revenues under term contracts during 2014 and 2013.

Rates on inland term contract rates renewed in the 2014 first and second quarters increased in the 3% to 5% average range compared with the 2013 first and second quarters. Rates on inland term contracts renewed in the 2014 third and fourth quarters increased in the 1% to 3% average range compared with term contracts renewed in the third and fourth quarters of 2013. Spot contract rates, which include the cost of fuel, increased modestly in each 2014 quarter compared with the prior quarters, except the spot contract rates in the 2014 fourth quarter were essentially flat when compared with the 2014 third quarter. Effective January 1, 2014, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

Rates on coastal term contracts renewed in the 2014 first, second and third quarters increased in the 7% to 9% average range and in the 2014 fourth quarter in the 5% average range, compared with term contracts renewed in the comparable 2013 quarters. Spot contract rates, which include the cost of fuel, continued to improve during 2014 and remained above term contract rates.

Marine Transportation Costs and Expenses

Costs and expenses for 2014 increased 3% compared with 2013. Costs of sales and operating expenses for 2014 increased 2% compared 2013.

The inland operations operated an average of 251 towboats during 2014, of which an average of 79 towboats were chartered, compared with 256 during 2013, of which an average of 77 towboats were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice conditions on the Illinois, upper Mississippi and upper Ohio Rivers that occurred in the 2014 first quarter and portion of the second quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2014, the inland operations consumed 44.7 million gallons of diesel fuel compared to 43.3 million gallons consumed during 2013. The average price per gallon of diesel fuel consumed during 2014 was $3.06 compared with $3.21 for 2013. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2014 increased 6% compared with 2013, reflecting salary increases effective April 1, 2014 and higher professional fees in the 2014 first half. In addition, the increase for 2014 reflected a first quarter severance charge of $2,215,000 and the 2013 first quarter included a $370,000 severance charge.

Depreciation and amortization for 2014 increased 3% compared with 2013. The increase was primarily attributable to increased capital expenditures, including new inland tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2014 increased 5% compared with 2013. The operating margin was 24.3% for 2014 compared with 23.8% for 2013. The higher 2014 operating income and operating margin was a reflection of continued high inland and coastal equipment utilization, leading to higher inland and coastal term and spot contract rates negotiated throughout 2013 and 2014. The higher operating income and operating margin for 2014 was partially offset by the winter weather conditions experienced throughout the 2014 first quarter and portion of the second quarter and changes in the Company’s Florida bunkering operation.

2013 Compared with 2012

Marine Transportation Revenues

Marine transportation revenues for 2013 increased 22% when compared with 2012, reflecting the expansion of the coastal transportation business with the acquisition of Allied Transportation Company (“Allied”) on November 1, 2012 and Penn on December 14, 2012. The inland tank barge fleet contributed approximately 70% and the coastal fleet approximately 30% of 2013 marine transportation revenues. Equipment utilization during 2013 for the inland petrochemical, black oil and refined petroleum products fleets remained in the 90% to 95% range, consistent with 2012. The coastal equipment utilization for 2013 was in the 90% range, a major improvement over the 80% range reported for 2012.

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

The black oil market, which contributed 25% of marine transportation revenues for 2013, also reflected continued strong demand, driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and increased demand for crude oil transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and for the movement of Canadian, Bakken and Utica crude oil and natural gas condensate downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries during 2013 and in the 2013 fourth quarter began moving Bakken crude from the Columbia River to West Coast refineries. The 2013 year also included a full year of revenues from the 18 coastal tank barges acquired with the acquisition of Penn, expanding the Company’s coastal black oil movements of refinery feedstocks, asphalt, crude oil and natural gas condensate.

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

Selling, general and administrative expenses for 2013 increased 6% compared with 2012, reflecting the acquisitions of Allied and Penn, and 2013 severance charges of $370,000 associated with the integration of Penn’s administrative functions into the Company. The 2012 year included $2,920,000 of severance charges associated with the integration of Kirby Offshore Marine’s administrative functions into the Company.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2014 (dollars in thousands):

	2014	2013	% Change 2013 to 2014	2012	% Change 2012 to 2013
Diesel engine services revenues	$795,634	$529,028	50%	$703,765	(25)%

Costs and expenses:
Costs of sales and operating expenses	641,492	419,765	53	561,122	(25)
Selling, general and administrative	80,309	53,595	50	62,560	(14)
Taxes, other than on income	2,307	1,805	28	1,667	8
Depreciation and amortization	11,463	11,096	3	12,030	(8)
	735,571	486,261	51	637,379	(24)
Operating income	$60,063	$42,767	40%	$66,386	(36)%
Operating margins	7.5%	8.1%		9.4%

The following table shows the markets serviced by the Company, the revenue distribution for 2014, and the customers for each market:

Markets Serviced	2014 Revenue Distribution	Customers
Land-Based	72%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-and Off-Highway Transportation
Marine	19%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers
Power Generation	9%	Standby Power Generation, Pumping Stations

2014 Compared with 2013

Diesel Engine Services Revenues

Diesel engine services revenues for 2014 increased 50% compared with 2013, primarily attributable to an improvement in the sale and service of land-based diesel engines and transmissions, and an increase in the manufacture of oilfield service equipment, including pressure pumping units. Demand for the remanufacture of pressure pumping units remained steady throughout 2014 and reflected an improvement over 2013. With the steep decline in the price of crude oil during the 2014 fourth quarter, the land-based market was negatively impacted by some customer order cancellations and requests to delay projects. In addition, production inefficiencies related to supply chain issues and difficulties adding productive labor also negatively impacted the land-based market. The marine diesel engine services market improved modestly, benefiting from major service projects for inland and coastal customers, as well as Gulf of Mexico and foreign offshore oilfield service vessels and drilling operators. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2014 increased 51% compared with 2013. The increases in cost of sales and operating expenses were primarily attributable to the continued improvement in demand for the manufacturing of oilfield service equipment, including pressure pumping units, as well as the increase in the sale and service of land-based diesel engines and transmissions. The 2013 year included an $18,300,000 credit to selling, general and administrative expenses, resulting from a net decrease in the fair value of the contingent earnout liability associated with the April 2011 acquisition of United.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for 2014 increased 40% compared with 2013. The operating margin for 2014 was 7.5% compared with 8.1% for 2013. The 2013 year included the $18,300,000 credit to selling, general and administrative expenses noted above. The 2014 results reflected improvement in the land-based market and stable marine and power generation markets. Some order cancellations and requests to delay projects during the 2014 fourth quarter and production inefficiencies during 2014 in the land-based market negatively impacted the 2014 operating income and margin.

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

General Corporate Expenses

General corporate expenses for 2014, 2013 and 2012 were $14,896,000, $15,728,000 and $13,294,000, respectively. The 5% decrease for 2014 compared with 2013 was due to lower employee incentive compensation accruals in 2014 and staff reductions in the first quarter of 2014. The 18% increase for 2013 compared with 2012 was primarily due to higher employee incentive compensation accruals, employee recruiting costs, and additional corporate personnel and related costs to support the Allied and Penn acquisitions.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $781,000 in 2014 compared with a net gain on disposition of assets of $888,000 in 2013 and a net loss on disposition of assets of $14,000 in 2012. The net gains and losses were predominantly from the sale or retirement of marine equipment and the sale of a diesel engine services facility in 2013.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2014 (dollars in thousands):

	2014	2013	% Change 2013 to 2014	2012	% Change 2012 to 2013
Equity in earnings of affiliates	$384	$348	10%	$276	26%
Other income (expense)	(345)	20	—%	(198)	—%
Noncontrolling interests	(2,602)	(3,238)	(20)%	(3,181)	2%
Interest expense	(21,461)	(27,872)	(23)%	(24,385)	14%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2014 decreased 20% compared with 2013, primarily due to lower business levels at the Company’s 51% owned shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

Interest Expense

Interest expense for 2014 decreased 23% compared with 2013, primarily due to lower 2014 average debt levels. Interest expense for 2013 increased 14% compared with 2012, primarily the result of borrowings under the revolving credit facility to finance the November 2012 Allied acquisition, as well as the new senior notes to finance the December 2012 Penn acquisition. During 2014, 2013 and 2012, the average debt and average interest rate (excluding capitalized interest expense), including the effect of interest rate swaps in 2012 and a portion of the 2013 first quarter, were $682,616,000 and 3.2%, $974,012,000 and 2.8%, and $800,123,000 and 3.0%, respectively. Interest expense excludes capitalized interest of $639,000 for the year ending December 31, 2014. No interest was capitalized for the years ending December 31, 2013 and 2012.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2014 were $4,141,909,000 compared with $3,682,517,000 at December 31, 2013 and $3,653,128,000 at December 31, 2012. The following table sets forth the significant components of the balance sheet as of December 31, 2014 compared with 2013 and 2013 compared with 2012 (dollars in thousands):

	2014	2013	% Change 2013 to 2014	2012	% Change 2012 to 2013
Assets:
Current assets	$803,154	$544,006	48%	$596,256	(9)%
Property and equipment, net	2,589,498	2,370,803	9	2,315,165	2
Investment in affiliates	2,539	2,156	18	1,808	19
Goodwill	591,405	591,405	—	596,030	(1)
Other assets	155,313	174,147	(11)	143,869	21
	$4,141,909	$3,682,517	12%	$3,653,128	1%

Liabilities and stockholders’ equity:
Current liabilities	$594,027	$345,989	72%	$355,020	(3)%
Long-term debt-less current portion	600,000	749,150	(20)	1,070,110	(30)
Deferred income taxes	595,769	544,110	9	426,096	28
Other long-term liabilities	87,200	21,115	313	94,848	(78)
Total equity	2,264,913	2,022,153	12	1,707,054	18
	$4,141,909	$3,682,517	12%	$3,653,128	1%

2014 Compared with 2013

Current assets as of December 31, 2014 increased 48% compared with December 31, 2013. Trade accounts receivable increased 34%, primarily a reflection of the increase in the land-based diesel engine services receivables due to an increase in business activity levels in 2014 compared with 2013. Other accounts receivable increased 169%, primarily due to an increase in insurance claim receivables related to the March 22, 2014 incident in the Houston Ship Channel. Inventory in the diesel engine services segment increased 42% with the building of land-based inventory to support increased business activity levels and parts purchased for 2015 first quarter projects.

Property and equipment, net of accumulated depreciation, at December 31, 2014 increased 9% compared with December 31, 2013. The increase reflected $355,144,000 of capital expenditures for 2014, more fully described under Capital Expenditures below, the purchase of three previously leased coastal barges for $31,800,000, less $160,070,000 of depreciation expense for 2014 and $9,866,000 of property disposals during 2014.

Other assets at December 31, 2014 decreased 11% compared with December 31, 2013 primarily due to amortization of intangibles other than goodwill and the amortization of deferred major maintenance drydock expenditures on ocean-going vessels during 2014, net of major maintenance drydock expenditures for 2014.

Current liabilities as of December 31, 2014 increased 72% compared with December 31, 2013. The current portion of long-term debt at December 31, 2014 reflected the reclassification of the $116,700,000 balance of the revolving credit facility as current since it matures November 9, 2015. Accounts payable increased 25%, primarily from increased business activity levels in the diesel engine services segment. Accrued liabilities increased 56%, primarily from an increase in claims payable resulting from the March 22, 2014 incident in the Houston Ship Channel. Deferred revenues increased 38%, primarily reflecting increased advanced billings for diesel engine services and marine transportation customers.

Long-term debt, less current portion, as of December 31, 2014, decreased 20% compared with December 31, 2013, reflecting payments of $108,000,000 on the term loan during 2014 and the reclassification of the revolving credit facility to current portion of long-term debt.

Deferred income taxes as of December 31, 2014 increased 9% compared with December 31, 2013. The increase was primarily due to the 2014 deferred tax provision of $77,976,000, the result of bonus tax depreciation on qualifying expenditures due to the Tax Increase Prevention Act of 2014 that continued 50% bonus tax depreciation for capital investments placed in service through December 31, 2014.

Other long-term liabilities as of December 31, 2014 increased 313% compared with December 31, 2013. The increase was primarily attributable to an increase in the pension liability due to a lower discount rate and a new mortality table.

Total equity as of December 31, 2014 increased 12% compared with December 31, 2013. The increase was primarily the result of $282,006,000 of net earnings attributable to Kirby for 2014, a $12,272,000 increase in treasury stock, a $17,860,000 increase in additional paid-in capital and a $44,244,000 decrease in accumulated other comprehensive income (“OCI”). The increase in treasury stock was attributable to purchases during 2014 of $15,321,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans.

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

Other assets at December 31, 2013 increased 21% compared with December 31, 2012 primarily due to deferred major maintenance drydock expenditures on ocean-going vessels during 2013 and the recording of a pension asset of $4,563,000 due to the Company’s pension plan being in a fully funded position at December 31, 2013.

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

Total equity as of December 31, 2013 increased 18% compared with December 31, 2012. The increase was primarily the result of $253,061,000 of net earnings attributable to Kirby for 2013, a $5,493,000 decrease in treasury stock, a $12,830,000 increase in additional paid-in capital and a $44,334,000 increase in accumulated OCI. The decrease in treasury stock was attributable to the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in accumulated OCI primarily resulted from the net change in fair value of interest rate swap agreements, net of taxes, more fully described under Fair Value of Derivative Instruments below, and the decrease in unrecognized losses related to the Company’s defined benefit plans.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. No pension contribution was made in 2014 for the 2014 year as funding of the pension plan’s ABO was 100% at December 31, 2014. No pension contribution was made in 2013 for the 2013 year as funding of the pension plan’s ABO was 127% at December 31, 2013. The fair value of plan assets was $242,275,000 and $254,523,000 at December 31, 2014 and December 31, 2013, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 4.1% and 5.0% in 2014 and 2013, respectively, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $4,056,000. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2014 and 2013. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn. The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2014, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2014, the Company was in compliance with all Revolving Credit Facility covenants and had $116,700,000 outstanding under the Revolving Credit Facility which was classified as current portion of long-term debt. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $4,939,000 as of December 31, 2014.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2014, the Company was in compliance with all Term Loan covenants and had $100,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2015. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. As of December 31, 2014, the Company had no balance outstanding under the Credit Line. Outstanding letters of credit under the Credit Line were $1,194,000 as of December 31, 2014.

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

Foreign Currency Risk Management

From time to time, the Company has utilized derivative financial instruments with respect to its forecasted foreign currency transactions to attempt to reduce the risk of its exposure to foreign currency rate fluctuations in its transactions denominated in foreign currency. These transactions, which relate to foreign currency obligations for the purchase of equipment from foreign suppliers or foreign currency receipts from foreign customers, generally are forward contracts or purchased call options and are entered into with large multinational banks. During the first quarter of 2014, the Company’s remaining forward contract with a notional amount of $469,000 expired.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2014 and 2013 (in thousands):

Liability Derivatives	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$—	$59
Foreign currency contracts	Other long-term liabilities	—	—
Interest rate contracts	Other accrued liabilities	—	—
Total derivatives designated as hedging instruments under ASC 815		$—	$59
Total liability derivatives		$—	$59

Fair value amounts were derived as of December 31, 2014 and December 31, 2013 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2014	2013	2012
Interest rate contracts	Interest expense	$—	$1,486	$7,716
Foreign exchange contracts	Cost of sales and operating expenses	145	(23)	346
Total		$145	$1,463	$8,062

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2014	2013	2012
Interest rate contracts	Interest expense	$—	$(1,389)	$(8,321)
Foreign exchange contracts	Cost of sales and operating expenses	121	—	19
Total		$121	$(1,389)	$(8,302)

Capital Expenditures

Capital expenditures for 2014 were $355,144,000, including $125,737,000 for inland tank barge and towboat construction, $71,793,000 primarily for progress payments on the construction of two 185,000 barrel articulated coastal tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in mid-to-late 2015 and one in the first half of 2016, $19,201,000 for down payments on the construction of two 155,000 barrel articulated coastal tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $138,413,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine services facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. Capital expenditures for 2013 were $253,227,000, of which $147,786,000 was for construction of new inland tank barges and towboats and progress payments on the construction of the two offshore articulated dry-bulk barge and tugboat units completed in the 2013 second quarter, and $105,441,000 was primarily for upgrading existing marine transportation equipment and facilities and diesel engine service facilities. Financing of the construction of the inland tank barges and towboats, coastal tank barges and tugboats, and the two offshore dry-bulk barge and tugboat units was through operating cash flows and available credit under the Company’s Revolving Credit Facility. The Company purchased one previously leased coastal tank barge in August 2014 for $6,500,000. In addition, the Company purchased two previously leased coastal tank barges in October 2014 for $25,300,000.

During 2014, the Company took delivery of 61 new inland tank barges with a total capacity of 1,072,000 barrels, retired 33 inland tank barges and returned five leased inland tank barges, which reduced its capacity by 575,000 barrels. As a result, the Company added a net 23 inland tank barges and 497,000 barrels of capacity during 2014. The Company’s inland operation also took delivery of one inland towboat in 2014.

In January 2014, the Company signed an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 for delivery in mid-to-late 2015. In April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit at a cost of approximately $75,000,000 for delivery in the first half of 2016.

In July 2014, the Company signed agreements to construct two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units at a combined cost of approximately $125,000,000 to $130,000,000, the first for delivery in the 2016 second half and second in the 2017 first half.

The Company projects that capital expenditures for 2015 will be in the $300,000,000 to $310,000,000 range. The 2015 construction program will consist of 39 inland tank barges with a total capacity of 572,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in mid-to-late 2015 and first half of 2016 and progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $75,000,000 and 2015 progress payments on the construction of the two 185,000 barrel coastal articulated tank barge and tugboat units and the two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $85,000,000. The balance of approximately $140,000,000 to $150,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

In December 2014, the Company purchased 187,000 shares of its common stock for $15,321,000, for an average price of $81.75 per share, under a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Exchange Act. In January 2015, the Company purchased 1,077,000 shares of its common stock for $84,679,000, for an average price of $78.66 per share under the same stock trading plan. On January 23, 2015, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock. From February 4, 2015 to February 20, 2015, the Company purchased 176,000 shares of its common stock for $13,332,000, for an average price of $75.88 per share. As of February 20, 2015, the Company had approximately 3,510,000 shares available under the existing repurchase authorization. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $438,909,000, $601,032,000 and $325,730,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $123,399,000 compared with a net increase in the 2013 year of $56,566,000. The reduction was primarily due to an increase in receivables and inventory during 2014 due to increased business activity levels in the land-based diesel engine services market compared to a decrease in inventory in 2013 due to the sale during 2013 of inventories that were purchased in 2012 for specific customers and the sale of pressure pumping units on hand.

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

Funds generated are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 20, 2015, $55,214,000 under its Revolving Credit Facility and $8,806,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $325,000,000 and expires November 9, 2015. As of December 31, 2014, the Company had $116,700,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2015. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $36,566,000 at December 31, 2014, including $7,433,000 in letters of credit and $29,133,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2014 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$716,700	$116,700	$100,000	$—	$500,000
Non-cancelable operating leases — barges	42,675	13,930	16,345	10,161	2,239
Non-cancelable operating leases — towing vessels	147,105	89,491	53,402	4,212	—
Non-cancelable operating leases — land, buildings and equipment	43,813	7,716	12,112	8,627	15,358
Barge and towing vessel construction contracts	262,209	157,811	104,398	—	—
	$1,212,502	$385,648	$286,257	$23,000	$517,597

Approximately half of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an ABO basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2014, the pension plan was funded at 100% of the ABO.

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 established the effective date for the requirement to present components of reclassifications out of OCI on the face of the financial statements. The adoption of ASU 2013-02 in the first quarter of 2013 did not have an impact on the Company’s consolidated financial statements except the Company has applied these provisions to its presentation of consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2015 interest expense by $33,000 based on balances outstanding at December 31, 2014, and would change the fair value of the Company’s debt by less than 1%.

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

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2014 and 2013 (in thousands):

Liability Derivatives	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$—	$59
Foreign currency contracts	Other long-term liabilities	—	—
Interest rate contracts	Other accrued liabilities	—	—
Total derivatives designated as hedging instruments under ASC 815		$—	$59
Total liability derivatives		$—	$59

Fair value amounts were derived as of December 31, 2014 and December 31, 2013 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2014	2013	2012
Interest rate contracts	Interest expense	$—	$1,486	$7,716
Foreign exchange contracts	Cost of sales and operating expenses	145	(23)	346
Total		$145	$1,463	$8,062

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2014	2013	2012
Interest rate contracts	Interest expense	$—	$(1,389)	$(8,321)
Foreign exchange contracts	Cost of sales and operating expenses	121	—	19
Total		$121	$(1,389)	$(8,302)

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 94).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2014, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2014, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Houston, Texas
February 23, 2015

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,299	$4,022
Accounts receivable:
Trade — less allowance for doubtful accounts of $8,887 ($5,055 in 2013)	417,325	311,549
Other	115,598	43,053
Inventories — net, at lower of average cost or market	192,354	135,887
Prepaid expenses and other current assets	43,016	40,037
Deferred income taxes	10,562	9,458
Total current assets	803,154	544,006

Property and equipment:
Marine transportation equipment	3,495,705	3,170,433
Land, buildings and equipment	221,693	205,460
	3,717,398	3,375,893
Accumulated depreciation	1,127,900	1,005,090
Property and equipment — net	2,589,498	2,370,803
Investment in affiliates	2,539	2,156
Goodwill	591,405	591,405
Other assets	155,313	174,147
Total assets	$4,141,909	$3,682,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$116,700	$—
Income taxes payable	3,470	2,915
Accounts payable	222,020	177,375
Accrued liabilities:
Interest	5,610	5,494
Insurance premiums and claims	121,989	49,162
Employee compensation	42,056	42,613
Taxes — other than on income	13,694	12,160
Other	17,684	19,572
Deferred revenues	50,804	36,698
Total current liabilities	594,027	345,989
Long-term debt — less current portion	600,000	749,150
Deferred income taxes	595,769	544,110
Other long-term liabilities	87,200	21,115
Total long-term liabilities	1,282,969	1,314,375

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 in 2014 and 2013	5,978	5,978
Additional paid-in capital	428,475	410,615
Accumulated other comprehensive income — net	(61,037)	(16,793)
Retained earnings	1,974,146	1,692,140
Treasury stock — at cost, 2,906,000 shares in 2014 and 2,930,000 in 2013	(93,526)	(81,254)
Total Kirby stockholders’ equity	2,254,036	2,010,686
Noncontrolling interests	10,877	11,467
Total equity	2,264,913	2,022,153
Total liabilities and equity	$4,141,909	$3,682,517

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,770,684	$1,713,167	$1,408,893
Diesel engine services	795,634	529,028	703,765
Total revenues	2,566,318	2,242,195	2,112,658

Costs and expenses:
Costs of sales and operating expenses	1,694,882	1,448,805	1,409,662
Selling, general and administrative	210,416	177,766	178,483
Taxes, other than on income	16,677	15,893	14,519
Depreciation and amortization	169,312	164,437	145,147
Loss (gain) on disposition of assets	(781)	(888)	14
Total costs and expenses	2,090,506	1,806,013	1,747,825
Operating income	475,812	436,182	364,833
Equity in earnings of affiliates	384	348	276
Other income (expense)	(345)	20	(198)
Interest expense	(21,461)	(27,872)	(24,385)
Earnings before taxes on income	454,390	408,678	340,526
Provision for taxes on income	(169,782)	(152,379)	(127,907)

Net earnings	284,608	256,299	212,619
Less: Net earnings attributable to noncontrolling interests	(2,602)	(3,238)	(3,181)
Net earnings attributable to Kirby	$282,006	$253,061	$209,438

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.95	$4.46	$3.75
Diluted	$4.93	$4.44	$3.73

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	($ in thousands)

Net earnings	$284,608	$256,299	$212,619
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(44,294)	43,274	(10,270)
Foreign currency translation adjustments	(35)	108	102
Change in fair value of derivative instruments	85	952	5,217
Total other comprehensive income (loss), net of taxes	(44,244)	44,334	(4,951)

Total comprehensive income, net of taxes	240,364	300,633	207,668
Net earnings attributable to noncontrolling interests	(2,602)	(3,238)	(3,181)
Comprehensive income attributable to Kirby	$237,762	$297,395	$204,487

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net earnings	$284,608	$256,299	$212,619
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	169,312	164,437	145,147
Provision (credit) for doubtful accounts	3,577	1,260	(42)
Provision for deferred income taxes	77,976	103,056	77,005
Loss (gain) on disposition of assets	(781)	(888)	14
Equity in earnings of affiliates, net of distributions and contributions	(384)	(348)	1,874
Amortization of unearned share-based compensation	11,591	11,621	9,796
Amortization of scheduled major maintenance costs	16,409	9,029	3,924
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(176,544)	2,235	(8,744)
Inventory	(56,468)	43,275	(46,372)
Other assets	(11,783)	(47,526)	(5,180)
Income taxes payable	(4,544)	313	(4,347)
Accounts payable	44,645	23,088	(10,484)
Accrued and other liabilities	81,295	35,181	(49,480)
Net cash provided by operating activities	438,909	601,032	325,730

Cash flows from investing activities:
Capital expenditures	(355,144)	(253,227)	(312,167)
Acquisitions of businesses and marine equipment, net of cash acquired	(31,800)	(3,643)	(380,925)
Proceeds from disposition of assets	10,393	33,982	19,651
Net cash used in investing activities	(376,551)	(222,888)	(673,441)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	75,550	(150,960)	97,110
Borrowings on long-term debt	—	225,000	275,000
Payments on long-term debt	(108,000)	(460,000)	(39,005)
Return of investment to noncontrolling interests	(3,192)	(3,857)	(2,728)
Proceeds from exercise of stock options	7,519	6,635	8,932
Purchase of treasury stock	(15,321)	—	—
Payment of contingent liability	(4,756)	(5,000)	—
Excess tax benefit from equity compensation plans	6,119	3,001	3,212
Net cash provided by (used in) financing activities	(42,081)	(385,181)	342,521

Increase (decrease) in cash and cash equivalents	20,277	(7,037)	(5,190)
Cash and cash equivalents, beginning of year	4,022	11,059	16,249
Cash and cash equivalents, end of year	$24,299	$4,022	$11,059

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$19,622	$21,393	$21,364
Income taxes	$90,460	$46,136	$52,105
Noncash investing activity:
Stock issued in acquisitions	$—	$—	$29,080
Cash acquired in acquisitions	$—	$—	$2,301

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	($ in thousands)
Common stock:
Balance at beginning of year	$5,978	$5,978	$5,928
Issuance of shares in acquisition	—	—	50
Balance at end of year	$5,978	$5,978	$5,978

Additional paid-in capital:
Balance at beginning of year	$410,615	$397,785	$357,294
Issuance of shares in acquisition	—	—	29,030
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	8,345	8,276	6,716
Tax benefit realized from equity compensation plans	6,119	3,001	3,212
Issuance of restricted stock, net of forfeitures	(8,195)	(10,068)	(8,263)
Amortization of unearned compensation	11,591	11,621	9,796
Balance at end of year	$428,475	$410,615	$397,785

Accumulated other comprehensive income:
Balance at beginning of year	$(16,793)	$(61,127)	$(56,176)
Other comprehensive income (loss), net of taxes	(44,244)	44,334	(4,951)
Balance at end of year	$(61,037)	$(16,793)	$(61,127)

Retained earnings:
Balance at beginning of year	$1,692,140	$1,439,079	$1,229,641
Net earnings attributable to Kirby for the year	282,006	253,061	209,438
Balance at end of year	$1,974,146	$1,692,140	$1,439,079

Treasury stock:
Balance at beginning of year	$(81,254)	$(86,747)	$(94,162)
Purchase of treasury stock (187,000 in 2014)	(15,321)	—	—
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (211,000 in 2014, 261,000 in 2013 and 341,000 in 2012)	3,049	5,493	7,415
Balance at end of year	$(93,526)	$(81,254)	$(86,747)

Noncontrolling interests:
Balance at beginning of year	$11,467	$12,086	$11,633
Net earnings attributable to noncontrolling interests	2,602	3,238	3,181
Return of investment to noncontrolling interests	(3,192)	(3,857)	(2,728)
Balance at the end of year	$10,877	$11,467	$12,086

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2014 and 2013 were $143,615,000 and $69,481,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2014 and 2013 were $92,379,000 and $22,396,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of capitalized planned major maintenance costs of $16,409,000, $9,029,000 and $3,924,000 for the years ended December 31, 2014, 2013 and 2012, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $639,000 for the year ending December 31, 2014. No interest was capitalized for the years ending December 31, 2013 and 2012.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2014 and 2013. For 2014 and 2013, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The gross carrying value of goodwill at December 31, 2014 and 2013 was $608,872,000 and accumulated amortization at December 31, 2014 and 2013 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2014 and 2013.

Net goodwill for the marine transportation segment was $381,243,000 at December 31, 2014 and 2013. Net goodwill for the diesel engine services segment was $210,162,000 at December 31, 2014 and 2013.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for 2014, 2013 and 2012 were $25,416,000, $22,971,000 and $17,876,000, respectively.

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

Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

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

(2) Inventories

The following table presents the details of inventories as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Finished goods	$179,760	$120,751
Work in process	12,594	15,136
	$192,354	$135,887

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2013 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
December 31, 2013:
Assets:
Derivatives	$—	$—	$—	$—

Liabilities:
Derivatives	$—	$59	$—	$59
Contingent liabilities	—	—	4,903	4,903
	$—	$59	$4,903	$4,962

In connection with the acquisition of Allied Transportation Company (“Allied”) on November 1, 2012, Allied’s former owners were eligible to receive up to an additional $10,000,000 payable in 2013 through 2015, contingent on developments with the sugar provisions in the United States Farm Bill. The fair value of the contingent liability recorded at the acquisition date was $9,756,000. The fair value of the contingent liability was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. Payments of $5,000,000 were made in the 2014 and 2013 first quarters on the contingent liability. The increase in the fair value of the contingent liability of $97,000 and $136,000 for the years ended December 31, 2014 and 2013, respectively, was charged to selling, general and administrative expense. As of December 31, 2014, no Allied contingent liability was recorded and no further payments will be made.

In connection with the acquisition of United Holdings LLC (“United”) on April 15, 2011, United’s former owners were eligible to receive a three-year earnout provision for up to an additional $50,000,000 payable in 2014, dependent on achieving certain financial targets. The fair value of the contingent earnout liability recorded at the acquisition date was $16,300,000. The fair value of the earnout was based on a valuation of the estimated fair value of the liability after probability weighting and discounting various potential payments. The decrease in the fair value of the earnout liability of $18,300,000 for the year ended December 30, 2013 was credited to selling, general and administrative expense. No United earnout liability was recorded as of December 31, 2013 and December 31, 2014.

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is described in Note 5, Long-Term Debt.

Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the table above. These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2014 and 2013, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

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

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative instruments recorded as liabilities located on the consolidated balance sheet at December 31, 2014 and 2013 (in thousands):

Liability Derivatives	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments under ASC 815:
Foreign currency contracts	Other accrued liabilities	$—	$59
Foreign currency contracts	Other long-term liabilities	—	—
Interest rate contracts	Other accrued liabilities	—	—
Total derivatives designated as hedging instruments under ASC 815		$—	$59
Total liability derivatives		$—	$59

Fair value amounts were derived as of December 31, 2014 and 2013 utilizing fair value models of the Company and its counterparties on the Company’s portfolio of derivative instruments. These fair value models use the income approach that relies on inputs such as yield curves, currency exchange rates and forward prices. The fair value of the Company’s derivative instruments is described above in Note 3, Fair Value Measurements.

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

The following table sets forth the location and amount of gains and losses on the Company’s derivative instruments in the consolidated statements of earnings for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Location of Gain (Loss) Reclassified from Accumulated OCI into	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in ASC 815 Cash	Income
Flow Hedging Relationships:	(Effective Portion)	2014	2013	2012
Interest rate contracts	Interest expense	$—	$1,486	$7,716
Foreign exchange contracts	Cost of sales and operating expenses	145	(23)	346
Total		$145	$1,463	$8,062

Derivatives in ASC 815 Cash	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Flow Hedging Relationships:	(Effective Portion)	2014	2013	2012
Interest rate contracts	Interest expense	$—	$(1,389)	$(8,321)
Foreign exchange contracts	Cost of sales and operating expenses	121	—	19
Total		$121	$(1,389)	$(8,302)

(5) Long-Term Debt

Long-term debt at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Long-term debt, including current portion:
$150,000,000 senior notes Series A due February 27, 2020	$150,000	$150,000
$350,000,000 senior notes Series B due February 27, 2023	350,000	350,000
$540,000,000 term loan due July 1, 2016	100,000	208,000
$325,000,000 revolving credit facility due November 9, 2015	116,700	41,150
$10,000,000 credit line due June 29, 2015	—	—
	$716,700	$749,150

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2015	$116,700
2016	100,000
2017	—
2018	—
2019	—
Thereafter	500,000
$716,700

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. The Company issued $82,500,000 of Senior Notes Series A and $192,500,000 of Senior Notes Series B on December 13, 2012, the proceeds of which were used to fund the acquisition of Penn Maritime, Inc. (“Penn”). The Company issued $67,500,000 of Senior Notes Series A and $157,500,000 of Senior Notes Series B on February 27, 2013, the proceeds of which were used to refinance $200,000,000 of floating rate senior notes due February 28, 2013, with the balance used to pay down the Company’s unsecured revolving credit facility. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2014, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over the London Interbank Offered Rate (“LIBOR”) or 0.5% over an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.3%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2014, the Company was in compliance with all Revolving Credit Facility covenants and had $116,700,000 outstanding under the Revolving Credit Facility which was classified as current portion of long-term debt. The average borrowing under the Revolving Credit Facility during 2014 was $28,591,000, computing by averaging the daily balance, and the weighted average interest rate was 1.7%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $4,939,000 as of December 31, 2014.

The Company has a credit agreement (“Term Loan”) with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. The Term Loan provides for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or an Alternate Base Rate. The interest rate spread varies with the Company’s senior debt rating and is currently 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan is subject to quarterly amortization in increasing amounts and is prepayable, in whole or in part, without penalty. The Term Loan contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of December 31, 2014, the Company was in compliance with all Term Loan covenants and had $100,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt. The average borrowing under the Term Loan during 2014 was $152,892,000, computed by averaging the daily balance, and the weighted average interest rate was 1.7%, computed by dividing the interest expense under the Term Loan by the average Term Loan borrowing.

The Company had $200,000,000 of unsecured floating rate senior notes (“Senior Notes”) that were retired on February 28, 2013, the maturity date of the Senior Notes, with the proceeds from the Senior Notes Series A and Senior Notes Series B described above.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2015. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2014. Outstanding letters of credit under the Credit Line were $1,194,000 as of December 31, 2014.

The estimated fair value of total debt outstanding at December 31, 2014 and 2013 was $705,215,000 and $710,377,000, respectively, which differs from the carrying amount of $716,700,000 and $749,150,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.

(6) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Earnings before taxes on income — United States	$454,390	$408,678	$340,526

Provision for taxes on income:
Federal:
Current	$81,953	$41,008	$41,297
Deferred	72,920	97,586	71,767
State and local	14,909	13,785	14,843
	$169,782	$152,379	$127,907

During the three years ended December 31, 2014, 2013 and 2012, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $6,119,000, $3,001,000 and $3,212,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2014, 2013 and 2012 due to the following:

	2014	2013	2012
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.2	2.2	2.8
Other – net	.2	.1	(.2)
	37.4%	37.3%	37.6%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Current deferred tax assets:
Compensated absences	$854	$782
Allowance for doubtful accounts	3,111	1,927
Insurance accruals	2,858	2,572
Other	3,739	4,177
	$10,562	$9,458

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$2,795	$3,015
Insurance accruals	3,325	2,781
Deferred compensation	10,157	9,526
Unrealized loss on derivative financial instruments	—	51
Unrealized loss on defined benefit plans	34,501	9,379
Operating loss carryforwards	515	5,699
Other	20,687	17,925
	71,980	48,376

Deferred tax liabilities:
Property	(547,388)	(487,187)
Deferred state taxes	(49,503)	(46,798)
Pension benefits	(11,198)	(13,063)
Goodwill and other intangibles	(37,936)	(26,120)
Other	(21,724)	(19,318)
	(667,749)	(592,486)
	$(595,769)	$(544,110)

The Company has determined that it is more likely than not that all deferred tax assets at December 31, 2014 will be realized, including its operating loss carryforwards of $515,000 that expire in various amounts through 2030.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2011 through 2013 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2008 through 2013 tax years.

As of December 31, 2014, the Company has provided a liability of $1,477,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $998,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2015 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$949	$1,045	$1,532
Additions based on tax positions related to the current year	470	239	165
Additions for tax positions of prior years	39	114	53
Reductions for tax positions of prior years	(287)	(413)	(502)
Settlements	—	(36)	(203)
Balance at end of year	$1,171	$949	$1,045

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (credit) of $40,000, $(421,000) and $(43,000) in interest and penalties for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had $306,000, $266,000 and $790,000 of accrued liabilities for the payment of interest and penalties at December 31, 2014, 2013 and 2012, respectively.

(7) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 12 years expiring at various dates through 2020. Lease agreements for towing vessels chartered by the Company have terms from 30 days to five years expiring at various dates through 2018; however, approximately half of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Rental expense:
Marine equipment — barges	$19,780	$20,841	$23,835
Marine equipment — towing vessels	136,331	124,877	97,428
Other buildings and equipment	9,146	10,298	9,952
Rental expense	$165,257	$156,016	$131,215

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2014 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	And Equipment	Barges	Towing Vessels	Total
2015	$7,716	$13,930	$89,491	$111,137
2016	6,351	8,872	35,656	50,879
2017	5,761	7,473	17,746	30,980
2018	5,104	6,594	4,212	15,910
2019	3,523	3,567	—	7,090
Thereafter	15,358	2,239	—	17,597
	$43,813	$42,675	$147,105	$233,593

(8) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Compensation cost	$11,591	$11,621	$9,796
Income tax benefit	$4,358	$4,370	$3,644

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options and restricted stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At December 31, 2014, 2,540,946 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2014, 2013 and 2012:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2011	445,674	$36.81
Granted	99,906	$65.80
Exercised	(191,955)	$35.65
Canceled or expired	(2,452)	$58.28
Outstanding at December 31, 2012	351,173	$45.54
Granted	111,527	$70.94
Exercised	(83,096)	$34.51
Canceled or expired	—	$—
Outstanding at December 31, 2013	379,604	$55.42
Granted	75,204	$98.91
Exercised	(119,276)	$42.07
Canceled or expired	(12,576)	$68.89
Outstanding at December 31, 2014	322,956	$69.95

Under the employee plan, stock options exercisable were 157,140, 175,170 and 149,544 at December 31, 2014, 2013 and 2012, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price		Aggregated Intrinsic Value
$31.35 – $36.35	16,910	2.1	$32.82		16,910		$32.82
$46.74	56,629	3.1	$46.74		56,629		$46.74
$65.28 – $70.65	172,246	4.6	$68.39		82,946		$67.56
$86.96 – $96.85	37,730	6.1	$93.89		655		$86.96
$101.46 – $114.11	39,441	6.2	$103.12		─	$	─
$31.35 – $114.11	322,956	4.6	$69.95	$4,863,000	157,140		$56.40	$3,829,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2014, 2013 and 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	475,632	$36.43
Granted	121,953	$67.79
Vested	(168,166)	$35.43
Forfeited	(11,291)	$58.64
Nonvested balance at December 31, 2012	418,128	$45.39
Granted	139,971	$69.85
Vested	(149,162)	$44.30
Forfeited	(9,659)	$61.20
Nonvested balance at December 31, 2013	399,278	$54.92
Granted	97,706	$97.46
Vested	(141,870)	$45.64
Forfeited	(33,661)	$63.56
Nonvested balance at December 31, 2014	321,453	$71.04

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for the automatic grants of stock options and restricted stock to nonemployee directors on the date of first election as a director and after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The options granted to a director when first elected vest immediately. The options granted and restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2014, 559,881 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2014, 2013, and 2012:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2011	353,625	$39.05
Granted	66,306	$62.39
Exercised	(73,993)	$28.22
Outstanding at December 31, 2012	345,938	$45.84
Granted	54,958	$75.17
Exercised	(80,574)	$46.75
Outstanding at December 31, 2013	320,322	$50.64
Granted	42,000	$99.52
Exercised	(63,988)	$39.08
Outstanding at December 31, 2014	298,334	$60.01

Under the director plan, options exercisable were 298,334, 320,082 and 345,360 at December 31, 2014, 2013 and 2012, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.28 – $29.60	30,000	1.9	$25.87		30,000	$25.87
$35.17 – $36.82	32,048	1.3	$36.09		32,048	$36.09
$41.24 – $56.45	91,022	4.2	$51.87		91,022	$51.87
$61.89 – $62.48	54,306	5.8	$62.37		54,306	$62.37
$75.17 – $99.52	90,958	7.2	$86.41		90,958	$86.41
$20.28 – $99.52	298,334	4.9	$60.01	$6,975,000	298,334	$60.01	$6,975,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2014, 2013 and 2012:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2011	1,748	$58.07
Granted	10,383	$62.99
Vested	(11,783)	$62.26
Nonvested balance at December 31, 2012	348	$62.99
Granted	10,536	$75.65
Vested	(10,500)	$75.23
Nonvested balance at December 31, 2013	384	$75.65
Granted	8,160	$99.52
Vested	(8,252)	$98.41
Nonvested balance at December 31, 2014	292	$99.52

The total intrinsic value of all stock options exercised under all of the Company’s plans was $11,671,000, $6,703,000 and $6,768,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $4,388,000, $2,520,000 and $2,518,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $14,847,000, $10,993,000 and $11,878,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $5,583,000, $4,133,000 and $4,418,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $2,701,000 of unrecognized compensation cost related to nonvested stock options and $16,271,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.6 years. The total fair value of stock options vested was $3,759,000, $3,341,000 and $2,846,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of the restricted stock vested was $14,847,000, $10,993,000 and $11,878,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $36.05, $25.14 and $22.21, respectively. The fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was $4,226,000, $4,184,000 and $3,691,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Dividend yield	None	None	None
Average risk-free interest rate	2.0%	1.1%	1.1%
Stock price volatility	33%	34%	33%
Estimated option term	Six years or seven years	Six years or seven years	Six years or seven years

(9) Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $242,275,000 and $254,523,000 at December 31, 2014 and 2013 respectively. As of December 31, 2014 and 2013, these assets were allocated among asset categories as follows:

Asset Category	2014	2013	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	52%	51%	30% — 50%— 70%
International equity securities	18%	21%	0% — 20%— 30%
Debt securities	30%	28%	15% — 30%— 55%
Cash and cash equivalents	—%	—%	0% — 0%— 5%
	100%	100%

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2014 and 2013. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 100% of the pension plan’s ABO at December 31, 2014.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$249,960	$266,911	$1,529	$1,746	$2,307	$2,854
Service cost	10,645	12,824	—	—	—	—
Interest cost	12,839	11,400	73	70	110	112
Actuarial loss (gain)	66,640	(35,767)	180	(138)	(1,065)	(600)
Gross benefits paid	(25,009)	(5,408)	(145)	(149)	(88)	(59)
Benefit obligation at end of year	$315,075	$249,960	$1,637	$1,529	$1,264	$2,307

Accumulated benefit obligation at end of year	$241,592	$200,577	$1,637	$1,529	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	4.1%	5.0%	4.1%	5.0%	4.1%	5.0%
Rate of compensation increase	4.25%	4.25%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.0%	7.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2019	2018

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$167	$202
Decrease	—	—	—	—	(141)	(178)

Change in plan assets
Fair value of plan assets at beginning of year	$254,523	$217,811	$—	$—	$—	$—
Actual return on plan assets	12,761	42,120	—	—	—	—
Employer contribution	—	—	145	149	88	59
Gross benefits paid	(25,009)	(5,408)	(145)	(149)	(88)	(59)
Fair value of plan assets at end of year	$242,275	$254,523	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2014 and 2013 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2014	2013	2014	2013	2014	2013
Funded status at end of year
Fair value of plan assets	$242,275	$254,523	$—	$—	$—	$—
Benefit obligations	315,075	249,960	1,637	1,529	1,264	2,307
Funded status and amount recognized at end of year recognized at end of year	$(72,800)	$4,563	$(1,637)	$(1,529)	$(1,264)	$(2,307)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$4,563	$—	$—	$—	$—
Current liability	—	—	(141)	(140)	(83)	(197)
Long-term liability	(72,800)	—	(1,496)	(1,389)	(1,181)	(2,110)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$104,795	$32,760	$566	$402	$(6,787)	$(6,364)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$104,795	$32,760	$566	$402	$(6,787)	$(6,364)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2014	2013	2014	2013
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$315,075	$—	$1,637	$1,529
Fair value of plan assets at end of year	242,275	—	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2014	2013	2014	2013
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$—	$1,637	$1,529
Accumulated benefit obligation at end of year	—	—	1,637	1,529
Fair value of plan assets at end of year	—	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2014 and 2013 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2014	2013	2014	2013	2014	2013
Expected employer contributions
First year	$8,400	$—	$143	$144	$84	$202

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2014	2013	2014	2013	2014	2013
Expected benefit payments (gross)
Year one	$7,100	$6,538	$143	$144	$96	$215
Year two	7,672	6,996	151	142	98	218
Year three	8,333	7,598	155	149	103	219
Year four	9,080	8,321	153	154	95	229
Year five	9,868	9,140	150	151	94	226
Next five years	62,666	59,242	621	663	445	976

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2014	2013	2014	2013	2014	2013
Expected federal subsidy
Year one	$—	$—	$—	$—	$(11)	$(13)
Year two	—	—	—	—	(11)	(13)
Year three	—	—	—	—	(11)	(13)
Year four	—	—	—	—	(12)	(12)
Year five	—	—	—	—	(12)	(12)
Next five years	—	—	—	—	(55)	(55)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$10,645	$12,824	$10,206	$—	$—	$—
Interest cost	12,839	11,400	10,506	73	70	73
Expected return on plan assets	(18,858)	(16,127)	(12,872)	—	—	—
Amortization:
Actuarial loss	701	8,276	7,395	16	19	14
Prior service credit	—	—	—	—	—	—
Net periodic benefit cost	5,327	16,373	15,235	89	89	87

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	72,737	(61,759)	23,557	180	(138)	131
Recognition of actuarial loss	(701)	(8,276)	(7,395)	(16)	(19)	(14)
Recognition of prior service credit	—	—	—	—	—	—
Total recognized in other comprehensive income	72,036	(70,035)	16,162	164	(157)	117

Total recognized in net periodic benefit cost and other comprehensive income	$77,363	$(53,662)	$31,397	$253	$(68)	$204

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.0%	4.1%	4.6%	5.0%	4.1%	4.6%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$7,845	$28
Prior service credit	—	—
	$7,845	$28

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2014	2013	2012
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	110	112	133
Amortization:
Actuarial gain	(649)	(620)	(618)
Prior service cost	—	—	—
Net periodic benefit cost	(539)	(508)	(485)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	(1,065)	(600)	(235)
Recognition of actuarial gain	649	620	618
Recognition of prior service cost	—	—	—
Adjustment for actual Medicare Part D reimbursement	(8)	(5)	(10)
Total recognized in other comprehensive income	(424)	15	373

Total recognized in net periodic benefit cost and other comprehensive income	$(963)	$(493)	$(112)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.0%	4.1%	4.6%
Health care cost trend rate:
Initial rate	7.0%	7.5%	7.5%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2018	2018	2017

Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$7	$10	$13
Decrease	(6)	(9)	(11)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(690)
Prior service cost	—
$(690)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2015. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2014 and 2013, the Company made contributions of $1,290,000 and $1,368,000, respectively, to the SPT and none of the Company’s contributions to the SPT exceeded 5% of total contributions to the SPT nor did the Company pay any material surcharges.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2014. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2014 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was neither in endangered or critical status for the 2013 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2013, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $23,356,000, $23,158,000 and $22,427,000 in 2014, 2013 and 2012, respectively.

(10) Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014			2013			2012
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$68	$(26)	$42	$7,675	$(2,942)	$4,733	$6,791	$(2,603)	$4,188
Actuarial gains (losses)	(71,843)	27,507	(44,336)	62,503	(23,962)	38,541	(23,443)	8,985	(14,458)

Foreign currency translation adjustments	(35)	—	(35)	108	—	108	102	—	102

Change in fair value of derivative instruments (b):
Unrealized gains (losses)	24	(9)	15	2,851	(996)	1,855	16,364	(5,775)	10,589
Reclassified to net earnings	121	(51)	70	(1,389)	486	(903)	(8,302)	2,930	(5,372)
Total	$(71,665)	$27,421	$(44,244)	$71,748	$(27,414)	$44,334	$(8,488)	$3,537	$(4,951)

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 9 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in interest expense or costs of sales and operating expenses as appropriate. (See Note 4 – Derivative Instruments)

(11) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Net earnings attributable to Kirby	$282,006	$253,061	$209,438
Undistributed earnings allocated to restricted shares	(1,643)	(1,819)	(1,618)
Income available to Kirby common stockholders — basic	280,363	251,242	207,820
Undistributed earnings allocated to restricted shares	1,643	1,819	1,618
Undistributed earnings reallocated to restricted shares	(1,637)	(1,813)	(1,612)
Income available to Kirby common stockholders — diluted	$280,369	$251,248	$207,826

Shares outstanding:
Weighted average common stock issued and outstanding	57,006	56,762	55,897
Weighted average unvested restricted stock	(332)	(408)	(431)
Weighted average common stock outstanding — basic	56,674	56,354	55,466
Dilutive effect of stock options	193	198	208
Weighted average common stock outstanding — diluted	56,867	56,552	55,674
Net earnings per share attributable to Kirby common stockholders:
Basic	$4.95	$4.46	$3.75

Diluted	$4.93	$4.44	$3.73

Certain outstanding options to purchase approximately 75,000, 2,000 and 100,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2014, 2013 and 2012, respectively, as such stock options would have been antidilutive.

(12) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2014 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$589,246	$628,054	$680,721	$668,297
Costs and expenses	482,443	501,556	552,642	554,646
Gain on disposition of assets	51	527	47	156
Operating income	106,854	127,025	128,126	113,807
Other income (expense)	(236)	123	27	125
Interest expense	(5,618)	(5,469)	(5,225)	(5,149)
Earnings before taxes on income	101,000	121,679	122,928	108,783
Provision for taxes on income	(37,989)	(45,768)	(45,715)	(40,310)
Net earnings	63,011	75,911	77,213	68,473
Less: Net earnings attributable to noncontrolling interests	(765)	(919)	(496)	(422)
Net earnings attributable to Kirby	$62,246	$74,992	$76,717	$68,051

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.32	$1.34	$1.19
Diluted	$1.09	$1.31	$1.34	$1.19

The unaudited quarterly results for the year ended December 31, 2013 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$558,785	$563,908	$551,105	$568,397
Costs and expenses	458,904	455,193	432,991	459,813
Gain (loss) on disposition of assets	(32)	537	223	160
Operating income	99,849	109,252	118,337	108,744
Other income	75	101	60	132
Interest expense	(7,988)	(7,219)	(6,694)	(5,971)
Earnings before taxes on income	91,936	102,134	111,703	102,905
Provision for taxes on income	(34,384)	(38,342)	(42,007)	(37,646)
Net earnings	57,552	63,792	69,696	65,259
Less: Net earnings attributable to noncontrolling interests	(974)	(699)	(573)	(992)
Net earnings attributable to Kirby	$56,578	$63,093	$69,123	$64,267

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.00	$1.11	$1.22	$1.13
Diluted	$1.00	$1.11	$1.21	$1.13

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(13) Contingencies and Commitments

In June 2011, the Company as well as three other companies received correspondence from the United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. The EPA continues to investigate activities at the site to assess additional Potentially Responsible Parties (“PRPs”). Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $4,500,000 has been incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $1,800,000. To date, neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. This matter is in initial stages of litigation.

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

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, LP(“Kirby Inland Marine”), et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. In a recent case that presented substantially the same facts and legal issues, the United States Court of Appeals for the Fifth Circuit ruled that vessel tankermen are seamen who are exempt from the overtime pay provisions of the Fair Labor Standards Act. While the Figgs case is still pending, the Company believes that, after the Fifth Circuit ruling, it will incur no material liability in the case.

On March 22, 2014, a tank barge and towboat (the M/V Miss Susan), both owned by Kirby Inland Marine, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The USCG and the National Transportation Safety Board have named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind have filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions have been consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the Oil Pollution Act of 1990 (“OPA”). The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing and many of the claims and lawsuits filed have not specified the amount of damages sought, but the Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2014, approximately 80% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to five years, with renewal options. During 2014, approximately 85% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2014, 2013 and 2012.

Major customers of the diesel engine services segment include inland and offshore barge operators, oilfield service companies, oil and gas operators and producers, compression companies, offshore fishing companies, marine and on-highway transportation companies, the USCG and United States Navy, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The diesel engine services segment’s relationship with EMD has been maintained for 49 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky, Louisiana and New Jersey.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of MTU off-highway engines in North America with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison transmission products, United has distribution rights in Oklahoma, Arkansas and Louisiana. Finally, United is also the exclusive distributor for Daimler engines and related equipment in Oklahoma, Arkansas and Louisiana.

The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for 10% of the Company’s revenues in 2014, 2013 and 2012.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $36,566,000 at December 31, 2014, including $7,433,000 in letters of credit and $29,133,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for 2014, 2013 and 2012 were not significant.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Revenues:
Marine transportation	$1,770,684	$1,713,167	$1,408,893
Diesel engine services	795,634	529,028	703,765
	$2,566,318	$2,242,195	$2,112,658
Segment profit (loss):
Marine transportation	$429,864	$408,255	$311,755
Diesel engine services	60,063	42,767	66,386
Other	(35,537)	(42,344)	(37,615)
	$454,390	$408,678	$340,526
Total assets:
Marine transportation	$3,317,696	$3,046,692	$2,951,723
Diesel engine services	736,129	576,472	647,986
Other	88,084	59,353	53,419
	$4,141,909	$3,682,517	$3,653,128
Depreciation and amortization:
Marine transportation	$154,019	$149,574	$129,857
Diesel engine services	11,463	11,096	12,030
Other	3,830	3,767	3,260
	$169,312	$164,437	$145,147
Capital expenditures:
Marine transportation	$340,315	$237,964	$274,351
Diesel engine services	7,486	4,658	20,477
Other	7,343	10,605	17,339
	$355,144	$253,227	$312,167

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
General corporate expenses	$(14,896)	$(15,728)	$(13,294)
Interest expense	(21,461)	(27,872)	(24,385)
Gain (loss) on disposition of assets	781	888	(14)
Other income	39	368	78
	$(35,537)	$(42,344)	$(37,615)

The following table presents the details of “Other” total assets as of December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
General corporate assets	$85,545	$57,197	$51,611
Investment in affiliates	2,539	2,156	1,808
	$88,084	$59,353	$53,419

(15) Related Party Transactions

Richard J. Alario, a current director of the Company, is the Chairman of the Board, President and Chief Executive Officer of Key Energy Services, Inc. (“Key Energy”). Key Energy paid the Company $1,232,000 in 2014, $1,973,000 in 2013 and $13,152,000 in 2012 for oilfield service equipment and for parts and service. Such sales and service were in the ordinary course of business of the Company.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company primarily for customer entertainment. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. Key Energy paid The Hollywood Camp $1,634,000 in 2014, $1,112,000 in 2013 and $463,000 in 2012 for use of the facility.

William M. Waterman, a current director of the Company, is the former President and owner (together with his family members) of Penn but resigned as an officer and director of Penn and affiliated companies contemporaneously with the closing of the acquisition of Penn by the Company on December 14, 2012. A portion of the purchase price consisting of approximately $24,000,000 in cash and 83,825 shares of Kirby stock was held in escrow to secure the sellers’ indemnification of the Company for breaches of representations and warranties in the purchase agreement. The escrow account terminated on March 31, 2014 and the cash and stock, net of a $17,000 claim, were distributed to Mr. Waterman, members of his family and a family trust.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. The Company paid the law firm $1,184,000 in 2014, $851,000 in 2013 and $384,000 in 2012 for legal services in connection with matters in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2014 and 2013.

Consolidated Statements of Earnings, for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows, for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements, for the years ended December 31, 2014, 2013 and 2012.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number	Description of Exhibit

3.1*	— Restated Articles of Incorporation of the Company with all amendments to date.

3.2*	— Bylaws of the Company, as amended to date.

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

Exhibit Number	Description of Exhibit

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

10.6†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7†	— Annual Incentive Plan Guidelines for 2014 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.8†*	— Annual Incentive Plan Guidelines for 2015.

10.9†*	— 2000 Nonemployee Director Stock Plan.

10.10†*	— 2005 Stock and Incentive Plan.

10.11†
— Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.12†	— Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.13†	— Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.14†*	— Nonemployee Director Compensation Program.

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit Number	Description of Exhibit

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulations S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

By:	/s/ C. ANDREW SMITH
C. Andrew Smith
Executive Vice President and Chief Financial Officer

Dated: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 23, 2015
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer and	February 23, 2015
David W. Grzebinski	Director
(Principal Executive Officer)

/s/ C. ANDREW SMITH	Executive Vice President and	February 23, 2015
C. Andrew Smith	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and Assistant	February 23, 2015
Ronald A. Dragg	Secretary (Principal Accounting Officer)

/s/ RICHARD J. ALARIO	Director	February 23, 2015
Richard J. Alario

/s/ C. SEAN DAY	Director	February 23, 2015
C. Sean Day

/s/ BOB G. GOWER	Director	February 23, 2015
Bob G. Gower

/s/ WILLIAM M. LAMONT, JR.	Director	February 23, 2015
William M. Lamont, Jr.

/s/ MONTE J. MILLER	Director	February 23, 2015
Monte J. Miller

/s/ RICHARD R. STEWART	Director	February 23, 2015
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 23, 2015
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	— Restated Articles of Incorporation of the Company with all amendments to date.

3.2*	— Bylaws of the Company, as amended to date.

10.8†*	— Annual Incentive Plan Guidelines for 2015.

10.9†*	— 2000 Nonemployee Director Stock Plan.

10.10†*	— 2005 Stock and Incentive Plan.

10.14†*	— Nonemployee Director Compensation Program.

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.