Form 10-Q
period 2015-03-31
KIRBY CORP
filed 2015-05-07
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 6, 2015 was 55,790,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014
	($ in thousands)
Current assets:
Cash and cash equivalents	$4,491	$24,299
Accounts receivable:
Trade – less allowance for doubtful accounts	373,916	417,325
Other	98,496	115,598
Inventories – net	195,729	192,354
Prepaid expenses and other current assets	39,097	43,016
Deferred income taxes	11,831	10,562

Total current assets	723,560	803,154

Property and equipment	3,853,292	3,717,398
Less accumulated depreciation	(1,170,260)	(1,127,900)

Property and equipment – net	2,683,032	2,589,498

Goodwill	591,405	591,405
Other assets	153,897	157,852

Total assets	$4,151,894	$4,141,909

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2015	December 31, 2014
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$—	$116,700
Income taxes payable	14,894	3,470
Accounts payable	166,629	222,020
Accrued liabilities	181,019	201,033
Deferred revenues	47,540	50,804

Total current liabilities	410,082	594,027

Long-term debt – less current portion	818,900	600,000
Deferred income taxes	604,907	595,769
Other long-term liabilities	88,084	87,200

Total long-term liabilities	1,511,891	1,282,969

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	426,648	428,475
Accumulated other comprehensive income – net	(60,026)	(61,037)
Retained earnings	2,035,224	1,974,146
Treasury stock – at cost, 4,067,000 shares at March 31, 2015 and 2,906,000 at December 31, 2014	(188,704)	(93,526)
Total Kirby stockholders’ equity	2,219,120	2,254,036
Noncontrolling interests	10,801	10,877
Total equity	2,229,921	2,264,913

Total liabilities and equity	$4,151,894	$4,141,909

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2015	2014
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$419,905	$435,771
Diesel engine services	167,768	153,475
Total revenues	587,673	589,246

Costs and expenses:
Costs of sales and operating expenses	384,781	383,229
Selling, general and administrative	51,044	53,598
Taxes, other than on income	4,545	4,580
Depreciation and amortization	45,766	41,036
Gain on disposition of assets	(1,555)	(51)
Total costs and expenses	484,581	482,392

Operating income	103,092	106,854
Other income (expense)	60	(236)
Interest expense	(5,250)	(5,618)

Earnings before taxes on income	97,902	101,000
Provision for taxes on income	(36,491)	(37,989)

Net earnings	61,411	63,011
Less: Net earnings attributable to noncontrolling interests	(333)	(765)

Net earnings attributable to Kirby	$61,078	$62,246

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.09
Diluted	$1.09	$1.09

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	($ in thousands)

Net earnings	$61,411	$63,011
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	1,108	24
Foreign currency translation adjustments	(97)	(17)
Change in fair value of derivative instruments	—	84
Total comprehensive income, net of taxes	1,011	91

Total comprehensive income, net of taxes	62,422	63,102
Net earnings attributable to noncontrolling interests	(333)	(765)

Comprehensive income attributable to Kirby	$62,089	$62,337

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net earnings	$61,411	$63,011
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	45,766	41,036
Provision for deferred income taxes	7,182	8,784
Amortization of unearned share-based compensation	2,538	2,153
Amortization of major maintenance costs	4,932	3,684
Other	(1,124)	(79)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(18,140)	(3,378)
Net cash provided by operating activities	102,565	115,211

Cash flows from investing activities:
Capital expenditures	(96,533)	(62,257)
Acquisition of marine equipment	(41,250)	—
Proceeds from disposition of assets	10,240	363
Net cash used in investing activities	(127,543)	(61,894)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	102,200	(41,150)
Proceeds from exercise of stock options	375	4,331
Purchase of treasury stock	(98,011)	—
Payment of contingent liability	—	(4,756)
Excess tax benefit from equity compensation plans	1,015	4,653
Other	(409)	(1,173)
Net cash provided by (used in) financing activities	5,170	(38,095)
Increase (decrease) in cash and cash equivalents	(19,808)	15,222

Cash and cash equivalents, beginning of year	24,299	4,022
Cash and cash equivalents, end of period	$4,491	$19,244

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$9,190	$8,957
Income taxes	$140	$565

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	ACCOUNTING STANDARDS ADOPTIONS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt the standard in the first quarter of 2016 and does not expect the effect of ASU 2015-03 to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. The FASB has tentatively deferred ASU 2014-09 for one year and, with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which would be effective for the Company on January 1, 2018. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

(3)	INVENTORIES

The following table presents the details of inventories as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$182,677	$179,760
Work in process	13,052	12,594
	$195,729	$192,354

(4)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at March 31, 2015 and December 31, 2014 was $812,667,000 and $705,215,000, respectively, which differs from the carrying amounts of $818,900,000 and $716,700,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2015, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Compensation cost	$2,538	$2,153
Income tax benefit	$949	$816

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options and restricted stock. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The options have seven year terms and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At March 31, 2015, 2,304,182 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2015:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2014	322,956	$69.95
Granted	114,894	$74.99
Outstanding at March 31, 2015	437,850	$71.27

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$31.35 - $36.35	16,910	1.9	$32.82		16,910	$32.82
$46.74	56,629	2.8	$46.74		56,629	$46.74
$65.28 - $74.99	287,140	3.8	$71.03		141,669	$67.90
$86.96 - $96.85	37,730	5.8	$93.89		12,576	$93.89
$101.46 - $114.11	39,441	5.9	$103.12		12,476	$102.53
$31.35 - $114.11	437,850	4.0	$71.27	$3,472,000	240,260	$63.60	$3,330,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	321,453	$71.04
Granted	121,870	$75.01
Vested	(113,383)	$60.72
Nonvested balance at March 31, 2015	329,940	$76.05

The Company has a director stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2015, 559,881 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the three months ended March 31, 2015:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2014	298,334	$60.01
Exercised	(6,000)	$62.48
Outstanding at March 31, 2015	292,334	$59.95

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.28 — $29.60	30,000	1.7	$25.87		30,000	$25.87
$35.17 — $36.82	32,048	1.0	$36.09		32,048	$36.09
$41.24 — $56.45	91,022	4.0	$51.87		91,022	$51.87
$61.89 — $62.48	48,306	6.2	$62.36		48,306	$62.36
$75.17 — $99.52	90,958	6.9	$86.41		90,958	$86.41
$20.28 — $99.52	292,334	4.7	$59.95	$5,446,000	292,334	$59.95	$5,446,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	292		$99.52
Vested	(292)		$99.52
Nonvested balance at March 31, 2015	─	$	─

The total intrinsic value of all stock options exercised under all of the Company’s plans was $68,000 and $6,102,000 for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $26,000 and $2,313,000 for the three months ended March 31, 2015 and 2014, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,986,000 and $13,916,000 for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,361,000 and $5,274,000 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $4,981,000 of unrecognized compensation cost related to nonvested stock options and $23,486,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 2.0 years and restricted stock over approximately 3.5 years. The total fair value of options vested was $2,167,000 and $2,076,000 during the three months ended March 31, 2015 and 2014, respectively. The fair value of the restricted stock vested was $8,986,000 and $13,916,000 for the three months ended March 31, 2015 and 2014, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $25.18 and $34.20, respectively. The fair value of the stock options granted during the three months ended March 31, 2015 and 2014 was $2,893,000 and $2,503,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
Dividend yield	None	None
Average risk-free interest rate	1.3%	1.8%
Stock price volatility	33%	33%
Estimated option term	Six years	Six years

(6)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,798	$(690)	$1,108	$37	$(13)	$24
Actuarial gains	—	—	—	—	—	—
Foreign currency translation adjustments	(97)	—	(97)	(17)	—	(17)
Change in fair value of derivative instruments (b):
Reclassified to net earnings	—	—	—	146	(62)	84
Total	$1,701	$(690)	$1,011	$166	$(75)	$91

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of sales and operating expenses.

(7)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months ended March 31, 2015 and 2014 were not significant.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2015 and 2014 and total assets as of March 31, 2015 and December 31, 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
Marine transportation	$419,905	$435,771
Diesel engine services	167,768	153,475
	$587,673	$589,246
Segment profit (loss):
Marine transportation	$96,269	$97,551
Diesel engine services	8,843	12,772
Other	(7,210)	(9,323)
	$97,902	$101,000

	March 31, 2015	December 31, 2014
Total assets:
Marine transportation	$3,386,629	$3,317,696
Diesel engine services	713,903	736,129
Other	51,362	88,084
	$4,151,894	$4,141,909

The following table presents the details of “Other” segment loss for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
General corporate expenses	$(3,575)	$(3,520)
Gain on disposition of assets	1,555	51
Interest expense	(5,250)	(5,618)
Other income (expense)	60	(236)
	$(7,210)	$(9,323)

The following table presents the details of “Other” total assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
General corporate assets	$48,687	$85,545
Investment in affiliates	2,675	2,539
	$51,362	$88,084

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Earnings before taxes on income – United States	$97,902	$101,000

Provision for taxes on income:
Federal:
Current	$26,180	$25,496
Deferred	7,482	8,784
State and local	2,829	3,709
	$36,491	$37,989

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Net earnings attributable to Kirby	$61,078	$62,246
Undistributed earnings allocated to restricted shares	(345)	(370)
Income available to Kirby common stockholders – basic	60,733	61,876
Undistributed earnings allocated to restricted shares	345	370
Undistributed earnings reallocated to restricted shares	(345)	(368)
Income available to Kirby common stockholders – diluted	$60,733	$61,878

Shares outstanding:
Weighted average common stock issued and outstanding	55,897	56,903
Weighted average unvested restricted stock	(316)	(338)
Weighted average common stock outstanding – basic	55,581	56,565
Dilutive effect of stock options	122	216
Weighted average common stock outstanding – diluted	55,703	56,781

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.09
Diluted	$1.09	$1.09

Certain outstanding options to purchase approximately 234,000 and 75,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2015 and 2014, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to contribute between $15,000,000 and $20,000,000 to its pension plan prior to December 31, 2015 to fund its 2015 pension plan obligations. As of March 31, 2015, no 2015 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3,830	$2,767	$—	$—
Interest cost	3,354	3,223	16	18
Expected return on plan assets	(4,483)	(4,713)	—	—
Amortization of actuarial loss	1,964	196	7	4
Net periodic benefit cost	$4,665	$1,473	$23	$22

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2015	2014
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	13	28
Amortization of actuarial gain	(173)	(163)
Net periodic benefit cost	$(160)	$(135)

(11)	CONTINGENCIES

On March 22, 2014, a tank barge and towboat (the M/V Miss Susan), both owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The United States Coast Guard and the National Transportation Safety Board have named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind have filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions have been consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the Oil Pollution Act of 1990 (“OPA”). The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing. The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

In June 2011, the Company as well as three other companies received correspondence from the United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. Since 2005, four named Potentially Responsible Parties (“PRPs”) have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $9,943,000 was incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $2,258,000. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. The Company has filed responsive pleadings in this matter and believes it has accrued an adequate reserve based on the information provided by the plaintiffs to date. The EPA has issued notice letters under Section 107(a) of CERCLA to the Company and other nonparticipating PRPs to initiate settlement negotiations of EPA’s claim for its past costs for the Site.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32,552,000 at March 31, 2015, including $6,648,000 in letters of credit and $25,904,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(12)	SUBSEQUENT EVENT

On April 30, 2015, the Company entered into an unsecured credit agreement with a group of commercial banks that increases the borrowing limit under the Company’s previous revolving credit facility from $325,000,000 to $550,000,000. The credit agreement, which has a maturity date of April 30, 2020, provides for a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) or an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The interest rate spread varies with the Company’s credit rating and is currently 1.125% over LIBOR or 0.125% over the Alternate Base Rate. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. Borrowings under the facility were used to refinance the outstanding indebtedness under the Company’s previous revolving credit agreement and the $100,000,000 outstanding under its term loan agreement and may also be used for general corporate purposes, purchases of existing or new equipment, purchases of the Company’s common stock or for business acquisitions. The Company will recognize a loss on debt retirement of $283,000 in the 2015 second quarter related to the new credit agreement.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2015 and 2014 were 55,703,000 and 56,781,000, respectively. The decrease in the weighted average number of common shares for the 2015 first quarter compared with the 2014 first quarter primarily reflected common stock repurchases in the 2014 fourth quarter and 2015 first quarter, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2015, the Company operated a fleet of 905 inland tank barges with 18.1 million barrels of capacity, and operated an average of 249 inland towboats during the 2015 first quarter. The Company’s coastal fleet consisted of 69 tank barges with 6.0 million barrels of capacity and 73 coastal tugboats. The Company also owns and operates six offshore dry-bulk barge and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2015 first quarter, net earnings attributable to Kirby were $61,078,000, or $1.09 per share, on revenues of $587,673,000, compared with 2014 first quarter net earnings attributable to Kirby of $62,246,000, or $1.09 per share, on revenues of $589,246,000. The 2015 first quarter results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment. Also, the 2015 first quarter included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results. The 2014 first quarter results included $2,766,000 before taxes, or $.03 per share, of severance charges which were mainly reflected in the marine transportation results. In addition, the 2014 first quarter included an estimated $.03 per share combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel.

Marine Transportation

For the 2015 first quarter, 71% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2015 first quarter decreased 4% and operating income decreased 1% compared with the 2014 first quarter revenues and operating income, primarily due to a decline in the average cost of marine diesel fuel which is largely passed through to the customer, as discussed below. For the 2015 and 2014 first quarters, the inland tank barge fleet contributed 68% and 69%, respectively, and the coastal fleet contributed 32% and 31%, respectively, of marine transportation revenues. The tank barge utilization levels of the Company’s inland petrochemical, black oil and refined petroleum products fleets were in the 90% to 95% range in the 2015 and 2014 first quarters.

 The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 first quarters. The strong utilization levels are aided by the increased transportation of crude oil and natural gas condensate and cold weather during the 2015 first quarter that increased the demand for the transportation of heating oil. The coastal marine transportation revenues also reflected favorable term and spot contract pricing.

During the 2015 and 2014 first quarters, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues. Inland time charters represented 56% of the inland revenues under term contracts during the 2015 first quarter compared with 57% during the 2014 first quarter.

During the 2015 first quarter, approximately 85% of the coastal revenues were under term contracts and 15% were under spot contracts compared with 80% under term contracts and 20% under spot contracts during the 2014 first quarter. The 2015 first quarter increase in term contracts reflected stronger demand for coastal tank barges. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2015 and 2014 first quarters.

Rates on inland term contract rates renewed in the 2015 first quarter were flat or down slightly compared with term contracts renewed in the first quarter of 2014. Spot contract rates, which include the cost of fuel, were generally in line with term contract pricing. Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2015 first quarter increased in the 6% to 8% average range compared with term contracts renewed in the 2014 first quarter. Spot contract rates, which include the cost of fuel, continued to improve during the 2015 first quarter and remained above term contract rates.

The marine transportation operating margin was 22.9% for the 2015 first quarter compared with 22.4% for the 2014 first quarter.

Diesel Engine Services

For the 2015 first quarter, the diesel engine services segment generated 29% of the Company’s revenue, of which 45% was generated from overhauls and service, 32% from manufacturing, and 23% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for the 2015 first quarter increased 9% and operating income decreased 31% compared with the 2014 first quarter revenues and operating income. The higher revenue in the 2015 first quarter compared to the 2014 first quarter was primarily attributable to higher sales related to the distribution of parts, engines and transmissions, as well as the completion of certain projects in backlog for the manufacture of new pressure pumping units in the land-based market. With the decline in the price of crude oil, customers in the land-based market continued to request delays of existing orders for new pressure pumping units, which has led to a significant portion of the backlog being delayed into 2016. The 2015 first quarter diesel engine services results included $1,111,000 of severance charges in response to the reduced activity in manufacturing in the land-based market. The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oil service supply vessel and drilling operators markets. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

The diesel engine services operating margin for the 2015 first quarter was 5.3% compared with 8.3% for the 2014 first quarter. The lower operating margin in the 2015 first quarter reflected weakness in the land-based market, production issues and modest weakness in the marine market due to the negative impact of low crude oil prices, as well as the $1,111,000 severance charge in response to the reduced activity in manufacturing in the land-based market.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2015 first quarter, with net cash provided by operating activities of $102,565,000 compared with $115,211,000 of net cash provided by operating activities for the 2014 first quarter. The 11% decrease was primarily from a $14,762,000 decrease in cash flows from changes in operating assets and liabilities. In addition, during the 2015 and 2014 first quarters, the Company generated cash of $375,000 and $4,331,000, respectively, from the exercise of stock options and $10,240,000 and $363,000, respectively, from proceeds from the disposition of assets.

For the 2015 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $96,533,000, including $35,875,000 for inland tank barge and towboat construction, $19,456,000 for progress payments on the construction of two 185,000 barrel articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in mid-to-late 2015 and one in the first half of 2016, $104,000 for progress payments on the construction of two 155,000 barrel articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $41,098,000 primarily for upgrading the existing marine transportation equipment and facilities and diesel engine services facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015. Cash generated and borrowings under the Company’s revolving credit facility in the 2015 first quarter were also used for the repurchase of 1,252,000 shares of the Company’s common stock for $98,011,000. The Company’s debt-to-capitalization ratio increased to 26.9% at March 31, 2015 from 24.0% at December 31, 2014, primarily due to an increase of $101,200,000 in outstanding debt and a decrease in total equity of $34,992,000 primarily due to treasury stock purchases of $98,011,000, but partially offset by net earnings attributable to Kirby for the 2015 first quarter of $61,078,000, exercise of stock options and the amortization of unearned equity compensation. As of March 31, 2015, the Company had $218,900,000 outstanding under its revolving credit facility, $100,000,000 outstanding under its term loan and $500,000,000 of senior notes outstanding.

During the 2015 first quarter, the Company took delivery of 21 new inland tank barges with a total capacity of approximately 312,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000 barrels and retired six inland tank barges, reducing its capacity by approximately 97,000 barrels. As a result, the Company added a net 21 inland tank barges and 312,000 barrels of capacity during the first quarter of 2015.

The Company projects that capital expenditures for 2015 will be in the $315,000,000 to $325,000,000 range. The 2015 construction program will consist of 39 inland tank barges with a total capacity of 573,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in mid-to-late 2015 and first half of 2016 and progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $75,000,000 and 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $95,000,000. The balance of approximately $145,000,000 to $155,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Outlook

Petrochemical, black oil and refined petroleum products inland tank barge utilization levels remained stable during the 2015 first quarter, in the 90% to 95% range. The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout the 2015 first quarter, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil market also remained stable throughout the 2015 first quarter, primarily due to continued stable United States refinery utilization levels, aided by lower crude oil prices and the export of refined petroleum products and heavy fuel oils. The Company’s black oil market did reflect some minor softness in the movement of crude oil and natural gas condensate due to lower crude oil prices; however, demand for the inland and coastal transportation of crude oil and natural gas condensate from the major shale formations in South Texas and the mid-Atlantic region of the United States continued.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Several United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities, the majority of which are expected to be completed by 2017. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s inland petrochemical, black oil and refined petroleum products tank barge fleet utilization levels being consistently in the 90% to 95% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge demand and higher term and spot contract pricing, which could be mitigated by additional tank barge capacity.

With the decline in the price of crude oil, volumes of crude oil and natural gas condensate moved by the inland marine transportation industry declined during the 2015 first quarter, leading to some industry-wide excess capacity of 30,000 barrel tank barges. The decline in the price of crude oil, uncertainty in future crude oil volumes, coupled with the large number of 30,000 barrel tank barges built during the last several years, has resulted in some excess industry-wide tank barge capacity. This extra capacity has placed inland tank barge rates for 30,000 barrel tank barges under some pressure. The Company’s inland term contract rates renewed in the 2015 first quarter were flat or down slightly compared with term contract rates renewed in the 2014 first quarter. Currently, spot contract rates are generally in line with term contract rates, but have dropped below term contract levels on occasion. As a result, the Company remains cautious with 2015 pricing expectations for the inland marine transportation market. The Company anticipates that once crude oil prices stabilize, any excess capacity will be absorbed by barge demand from increased petrochemical and refined products volumes.

As of March 31, 2015, the Company estimated there were approximately 3,700 inland tank barges in the industry fleet, of which approximately 725 were over 30 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges. During 2014, with continued strong demand for inland petrochemical and black oil tank barges, the Company estimates that approximately 300 inland tank barges were ordered and delivered throughout 2014. The Company estimates that approximately 180 tank barges were ordered during 2014 for delivery throughout 2015, the majority of which were 10,000 barrel tank barges. The Company ordered 39 tank barges, of which 30 are 10,000 barrel and nine are 30,000 barrel tank barges. Historically, 75 to 150 older inland tank barges are retired from service each year, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements which can have a direct effect on industry-wide tank barge utilization levels. The Company expects continued stable utilization in its inland markets in 2015, but with the sharp decline in crude oil prices in late 2014 and the resulting decline in the North American oil and gas drilling rig count, and a corresponding decline in the volumes of crude oil and natural gas condensate moved on the inland waterway system by the inland marine industry, the Company expects the number of 30,000 barrel barges to be built in 2015 to decline below 2014 construction levels.

As of March 31, 2015, the Company estimated there were approximately 260 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates. The Company believes that very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013 and that one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. During 2014 and the 2015 first quarter, coastal tank barge utilization was in the 90% to 95% range with increased coastal demand for the movement of crude oil and natural gas condensate. The Company has placed orders for the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in mid-to-late 2015 and the first half of 2016 and two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. The Company is also aware of ten announced coastal tank barge and tugboat units to be constructed by competitors for delivery in 2015, 2016 and 2017. The Company expects continued strong utilization in its coastal markets in 2015 with higher term and spot market pricing.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oil and gas service companies, the Company’s land-based customers during the 2015 first quarter continued to request delays in construction of new pressure pumping units and other oil service equipment into 2016. In addition, inbound orders for the manufacturing of oil service equipment, the remanufacturing of pressure pumping units and the distribution portion of the land-based market, including parts, engine and transmission sales and service, have also slowed. As a result, the Company has taken aggressive measures to reduce costs, including reducing the staffing level in the land-based manufacturing area by approximately 40%. The Company anticipates its land-based sector to generate a small quarterly operating loss for the remaining three quarters of 2015. For the marine diesel engine services market, given the positive inland and coastal marine transportation markets, service activity levels should remain stable during 2015, but some weakness is expected in the Gulf of Mexico oil services market. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Results of Operations

The Company reported 2015 first quarter net earnings attributable to Kirby of $61,078,000, or $1.09 per share, on revenues of $587,673,000, compared with 2014 first quarter net earnings attributable to Kirby of $62,246,000, or $1.09 per share, on revenues of $589,246,000. The 2015 first quarter results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment. Also, the 2015 first quarter included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results. The 2014 first quarter results included $2,766,000 before taxes, or $.03 per share, of severance charges which were mainly reflected in the marine transportation results. In addition, the 2014 first quarter included an estimated $.03 per share combined negative impact from delays and extra horsepower to navigate the heavy ice conditions on the upper inland river systems, delays along the Gulf Coast from winter frontal systems and costs related to an incident on March 22, 2014 in the Houston Ship Channel.

Marine transportation revenues for the 2015 first quarter were $419,905,000, or 71% of total revenues, compared with $435,771,000, or 74% of total revenues, for the 2014 first quarter. Diesel engine services revenues for the 2015 first quarter were $167,768,000, or 29% of total revenues, compared with $153,475,000, or 26% of total revenues, for the 2014 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2015, the Company operated 905 inland tank barges, including 39 leased barges, with a total capacity of 18.1 million barrels. This compares with 878 inland tank barges operated as of March 31, 2014, including 44 leased barges, with a total capacity of 17.4 million barrels. The Company operated an average of 249 inland towboats during the 2015 first quarter, of which an average of 78 were chartered, compared with 255 during the 2014 first quarter, of which an average of 74 were chartered. The Company’s coastal tank barge fleet as of March 31, 2015 consisted of 69 tank barges, eight of which were leased, with 6.0 million barrels of capacity, and 73 tugboats, six of which were chartered. This compares with 72 coastal tank barges operated as of March 31, 2014, eleven of which were chartered, with 6.0 million barrels of capacity, and 76 tugboats, seven of which were chartered. As of March 31, 2015 and 2014, the Company operated six and eight, respectively, offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change
Marine transportation revenues	$419,905	$435,771	(4)%

Costs and expenses:
Costs of sales and operating expenses	249,084	264,426	(6)
Selling, general and administrative	28,733	32,427	(11)
Taxes, other than on income	4,131	4,081	1
Depreciation and amortization	41,688	37,286	12
	323,636	338,220	(4)
Operating income	$96,269	$97,551	(1)%

Operating margins	22.9%	22.4%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2015, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2015 First Qtr. Revenue Distribution	Products Moved	Drivers
Petrochemicals	46%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	33%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	18%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2015 first quarter decreased 4% when compared with the 2014 first quarter, primarily due to a 34% decline in the average cost of marine diesel fuel which is largely passed through to the customer, as discussed below. For the 2015 and 2014 first quarters, the inland tank barge fleet contributed 68% and 69%, respectively, and the coastal fleet 32% and 31%, respectively, of marine transportation revenues. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 first quarters. Marine transportation revenues were also negatively impacted by changes in the Company’s Florida bunkering operation where a customer change in the 2014 third quarter led to a decrease in dedicated equipment and reduced revenue.

The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 first quarters, aided by increased transportation of crude oil and natural gas condensate, and cold weather during the 2015 first quarter that increased the demand for the transportation of heating oil.

The petrochemical market, the Company’s largest market, contributed 46% of marine transportation revenues for the 2015 first quarter, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage against foreign petrochemical producers.

The black oil market, which contributed 33% of marine transportation revenues for the 2015 first quarter, reflected continued stable demand driven by steady refinery production levels and the export of refined petroleum products and fuel oils. Demand for crude oil and natural gas condensate movements declined during the quarter, corresponding with the decline in crude oil prices; however, the Company continued to transport from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 18% of marine transportation revenues for the 2015 first quarter, reflected continued stable demand, driven by steady refinery production levels, for the movement of products in the inland and coastal markets, and also benefiting from the export of refined petroleum products and heavy fuel oils. The refined products market was also driven by a cold winter in the Northeast that increased the demand for heating oil.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2015 first quarter, saw typical seasonal demand for both domestically produced and imported products during the quarter.

For the first quarter of 2015, the inland operations incurred 2,378 delay days, 18% less than the 2,897 delay days that occurred during the 2014 first quarter but 34% more than the 1,770 delay days that occurred during the 2014 fourth quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2015 first quarter were challenging, as transit times along the Gulf Intracoastal Waterway were affected by numerous strong frontal systems and fog, as well as heavy ice conditions on the Illinois and upper Ohio Rivers. While the Company continued to operate on these rivers despite the heavy ice conditions, transit times were increased, and either additional horsepower was required or tow sizes were reduced.

 During the 2015 and 2014 first quarters, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues. Inland time charters represented 56% of the inland revenues under term contracts during the 2015 first quarter compared with 57% during the 2014 first quarter.

During the 2015 first quarter, approximately 85% of the coastal revenues were under term contracts and 15% were under spot contracts compared with 80% under term contracts and 20% under spot contracts during the 2014 first quarter. The increase in term contract revenues reflected stronger demand for coastal tank barges. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2015 and 2014 first quarters.

Rates on inland term contract rates renewed in the 2015 first quarter were flat to down slightly compared with term contracts renewed in the first quarter of 2014. Spot contract rates, which include the cost of fuel, were generally in line with term contract pricing. Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts by approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2015 first quarter increased in the 6% to 8% average range compared with term contracts renewed in the 2014 first quarter. Spot contract rates, which include the cost of fuel, continued to improve during the 2015 first quarter and remained above term contract rates.

Marine Transportation Costs and Expenses

Costs and expenses for the 2015 first quarter decreased 4% compared with the 2014 first quarter. Costs of sales and operating expenses for the 2015 first quarter decreased 6% compared with the first quarter of 2014, reflecting lower fuel costs due to the decline in the price of diesel fuel, partially offset by higher operating labor costs due to vessel salary increases effective January 1, 2015 and increased pension expense resulting from actuarial changes to mortality tables and a lower discount rate.

The inland operations operated an average of 249 towboats during the 2015 first quarter, of which an average of 78 were chartered, compared with 255 during the 2014 first quarter, of which an average of 74 were chartered. As demand, or anticipated demand, increases or decreases as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice conditions on the Illinois and upper Ohio Rivers that occurred in the 2015 first quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2015 first quarter, the inland operations consumed 10.6 million gallons of diesel fuel compared to 10.9 million gallons consumed during the 2014 first quarter. The average price per gallon of diesel fuel consumed during the 2015 first quarter was $2.06 per gallon compared with $3.13 per gallon for the 2014 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2015 first quarter decreased 11% compared with the 2014 first quarter, primarily a reflection of a $2,215,000 severance charge in the 2014 first quarter and lower professional fees in the 2015 first quarter.

Depreciation and amortization for the 2015 first quarter increased 12% compared with the 2014 first quarter. The increase was primarily attributable to increased capital expenditures, including new inland tank barges and towboats.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2015 first quarter decreased 1% compared with the 2014 first quarter and the 2015 first quarter operating margin was 22.9% compared with 22.4% for the 2014 first quarter. The results reflected a continued healthy demand across the majority of the Company’s inland and coastal markets but, for the 2015 first quarter, were negatively impacted by increased pension expense, reflecting actuarial changes to mortality tables and a lower discount rate.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change
Diesel engine services revenues	$167,768	$153,475	9%

Costs and expenses:
Costs of sales and operating expenses	135,697	118,803	14
Selling, general and administrative	19,732	18,575	6
Taxes, other than on income	398	484	(18)
Depreciation and amortization	3,098	2,841	9
	158,925	140,703	13
Operating income	$8,843	$12,772	(31)%
Operating margins	5.3%	8.3%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company, the revenue distribution for the first quarter of 2015, and the customers for each market:

Markets Serviced	2015 First Qtr. Revenue Distribution	Customers
Land-Based	69%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-and Off-Highway Transportation

Marine	22%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	9%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2015 first quarter increased 9% compared with the 2014 first quarter, primarily attributable to higher sales related to the distribution of parts, engines and transmissions, as well as the completion of certain projects in backlog for the manufacture of new pressure pumping units in the land-based market. With the decline in the price of crude oil, customers in the land-based market continued to request delays of existing orders for new pressure pumping units, which led to a significant portion of the backlog being delayed into 2016. The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oil service supply vessel and drilling operators markets. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2015 first quarter increased 13% compared with the 2014 first quarter. The 14% increase in cost of sales and operating expenses was primarily attributable to the completion of the manufacturing of pressure pumping units in backlog from 2014, as well as the increase in the sale and service of land-based diesel engines and transmissions. The completed units from 2014 incurred delays and production issues that negatively impacted the profitability of the units. The 2015 first quarter selling, general and administrative expenses included a severance charge of $1,111,000 in response to the reduced activity in manufacturing in the land-based market.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the diesel engine services segment for the 2015 first quarter decreased 31% compared with the 2014 first quarter. The operating margin for the 2015 first quarter was 5.3% compared with 8.3% for the 2014 first quarter. The results reflected continued weakness in the land-based market, production issues and modest weakness in the marine market due to the negative impact of low crude oil prices, as well as the $1,111,000 severance charge in response to the reduced activity in manufacturing in the land-based market.

General Corporate Expenses

General corporate expenses for the 2015 first quarter were $3,575,000 compared with $3,520,000 for the first quarter of 2014.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1,555,000 for the 2015 first quarter compared with a net gain of $51,000 for the 2014 first quarter. The net gains were predominantly from the sale or retirement of marine equipment and the sale of the assets of a small diesel engine services product line in the 2015 first quarter.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change
Other income (expense)	$60	$(236)	—
Noncontrolling interests	$(333)	$(765)	(57)%
Interest expense	$(5,250)	$(5,618)	(6)%

Interest Expense

Interest expense for the 2015 first quarter decreased 6% compared with the 2014 first quarter, primarily the result of higher average debt levels partially offset by lower average interest rates. During the 2015 and 2014 first quarters, the average debt and average interest rate (excluding capitalized interest) were $796,225,000 and 2.9%, and $734,282,000 and 3.1%, respectively. Interest expense excludes capitalized interest of $610,000 for the three months ended March 31, 2015. No interest was capitalized for the three months ended March 31, 2014.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2015 were $4,151,894,000 compared with $4,141,909,000 as of December 31, 2014. The following table sets forth the significant components of the balance sheet as of March 31, 2015 compared with December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014	% Change
Assets:
Current assets	$723,560	$803,154	(10)%
Property and equipment, net	2,683,032	2,589,498	4
Goodwill	591,405	591,405	—
Other assets	153,897	157,852	(3)
	$4,151,894	$4,141,909	—%
Liabilities and stockholders’ equity:
Current liabilities	$410,082	$594,027	(31)%
Long-term debt – less current portion	818,900	600,000	36
Deferred income taxes	604,907	595,769	2
Other long-term liabilities	88,084	87,200	1
Total equity	2,229,921	2,264,913	(2)
	$4,151,894	$4,141,909	—%

Current assets as of March 31, 2015 decreased 10% compared with December 31, 2014. Trade accounts receivable decreased 10%, primarily a reflection of the decrease in revenues for the 2015 first quarter compared with the fourth quarter of 2014 in the diesel engine services segment. Other accounts receivable decreased 15%, primarily due to a $16,896,000 decrease in income taxes receivable for income taxes overpaid in the 2014 fourth quarter. Inventory increased 2% due to increases in the land-based inventory due to lower activity levels and some parts ordered prior to customer order cancelations or delays, partially offset by the sale of inventory purchased in 2014 for 2015 projects.

Property and equipment, net of accumulated depreciation, at March 31, 2015 increased 4% compared with December 31, 2014. The increase reflected $96,533,000 of capital expenditures for the 2015 first quarter, more fully described under Capital Expenditures below, and $41,250,000 for the purchase of six inland pressure tank barges less $43,628,000 of depreciation expense for the first quarter of 2015 and $621,000 of property disposals during the 2015 first quarter.

Other assets at March 31, 2015 decreased 3% compared with December 31, 2014 primarily due to amortization of intangibles other than goodwill and amortization of deferred major maintenance drydock expenditures on ocean-going vessels, net of major maintenance drydock expenditures for the 2015 first quarter.

Current liabilities as of March 31, 2015 decreased 31% compared with December 31, 2014. The decrease in the current portion of long-term debt at March 31, 2015 reflected the reclassification of the balance of the revolving credit facility as long-term debt as the Company has extended the maturity date of its revolving credit agreement to April 30, 2020. Accounts payable decreased 25%  primarily due to decreased business activity levels in the diesel engine services segment. Income taxes payable increased 329%, primarily reflecting the current federal income tax provision for the 2015 first quarter of $26,180,000, with the first federal quarterly tax payment not due until April 2015. Accrued liabilities decreased 10%, primarily from payment during the 2015 first quarter of employee incentive compensation bonuses accrued during 2014 and payment of interest accrued during 2014. Deferred revenues decreased 6%, primarily reflecting decreased business activity levels in the diesel engine services segment.

Long-term debt, less current portion, as of March 31, 2015 increased 36% compared with December 31, 2014, reflecting borrowings of $102,200,000 on the revolving credit facility during the 2015 first quarter and the reclassification of the current portion of the revolving credit facility to long-term debt, as the revolving credit facility was refinanced on April 30, 2015. The borrowings on the revolving credit facility were used primarily to finance treasury stock purchases of $98,011,000 and the purchase of six inland pressure tank barges for $41,250,000 in February 2015.

Deferred income taxes as of March 31, 2015 increased 2% compared with December 31, 2014. The increase was primarily due to the 2015 first quarter deferred tax provision of $7,182,000.

Other long-term liabilities as of March 31, 2015 increased 1% compared with December 31, 2014. The increase was primarily due to the accrual of the pension expense during the 2015 first quarter.

Total equity as of March 31, 2015 decreased 2% compared with December 31, 2014. The decrease was primarily the result of a $95,178,000 increase in treasury stock partially offset by $61,078,000 of net earnings attributable to Kirby for the first quarter of 2015 and an increase in additional paid-in capital due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in treasury stock was attributable to purchases during the 2015 first quarter of $98,011,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock.

Long-Term Financing

On April 30, 2015, the Company entered into a $550,000,000 unsecured revolving credit facility (“New Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.125% over LIBOR or 0.125% over the Alternate Base Rate. The commitment fee is currently 0.15%. The New Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the New Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the New Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. On April 30, 2015, proceeds from the New Revolving Credit Facility were used to refinance the outstanding balances of the Company’s $325,000,000 unsecured revolving credit facility (“Revolving Credit Facility”), described below, and credit agreement (“Term Loan”), also described below. The New Revolving Credit Facility includes a $25,000,000 commitment which can be used for standby letters of credit.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2015, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company had a Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of November 9, 2015. On April 30, 2015, the $209,000,000 outstanding balance of the Revolving Credit Facility and the $2,654,000 outstanding letters of credit were refinanced with proceeds from the Company’s New Revolving Credit Facility. The variable interest rate spread varied with the Company’s senior debt rating and, for the year 2014 through April 29, 2015, was 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The commitment fee was 0.3%. The Revolving Credit Facility contained certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contained covenants that, subject to exceptions, restricted debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility could be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of March 31, 2015, the Company was in compliance with all Revolving Credit Facility covenants and had $218,900,000 outstanding under the Revolving Credit Facility. The Revolving Credit Facility included a $25,000,000 commitment which could be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,820,000 as of March 31, 2015.

The Company had a Term Loan with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. On April 30, 2015, the $100,000,000 outstanding balance of the Term Loan was refinanced with proceeds from the New Revolving Credit Facility. The Term Loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or the Alternate Base Rate. The interest rate spread varied with the Company’s senior debt rating and, for the year 2014 through April 29, 2015, was 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the Term Loan was subject to quarterly amortization in increasing amounts and was prepayable, in whole or in part, without penalty. The Term Loan contained certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Term Loan contained covenants that, subject to exceptions, restricted debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. As of March 31, 2015, the Company was in compliance with all Term Loan covenants and had $100,000,000 outstanding under the Term Loan, none of which was classified as current portion of long-term debt.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 29, 2015. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of March 31, 2015. Outstanding letters of credit under the Credit Line were $1,194,000 as of March 31, 2015.

Capital Expenditures

Capital expenditures for the 2015 first quarter were $96,533,000, including $35,875,000 for inland tank barge and towboat construction, $19,456,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in mid-to-late 2015 and one in the first half of 2016, $104,000 for progress payments on the construction of two 155,000 barrel articulated coastal tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $41,098,000 primarily for upgrading of the existing marine transportation equipment and facilities and diesel engine service facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015. Capital expenditures for the 2014 first quarter were $62,257,000, of which $31,690,000 was for construction of new inland tank barges, $7,417,000 for progress payments on the construction of a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit scheduled to be placed in service in mid-to-late 2015, and $23,150,000 primarily for upgrading of existing marine transportation equipment and facilities and diesel engine service facilities. Financing of the construction of the inland tank barges and towboats and the coastal tank barge and tugboat units was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2015 first quarter, the Company took delivery of 21 new inland tank barges with a total capacity of approximately 312,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000 barrels and retired six inland tank barges, reducing its capacity by approximately 97,000 barrels. As a result, the Company added a net 21 inland tank barges and 312,000 barrels of capacity.

The Company projects that capital expenditures for 2015 will be in the $315,000,000 to $325,000,000 range. The 2015 construction program will consist of 39 inland tank barges with a total capacity of 573,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in mid-to-late 2015 and first half of 2016 and progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $75,000,000 and 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $95,000,000. The balance of approximately $145,000,000 to $155,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s New Revolving Credit Facility.

Treasury Stock Purchases

In January 2015, the Company purchased 1,076,000 shares of its common stock for $84,679,000, for an average price of $78.66 per share under a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). On January 23, 2015, the Company’s Board of Directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock. From February 4, 2015 to March 31, 2015, the Company purchased 176,000 shares of its common stock for $13,332,000, for an average price of $75.88 per share. As of May 6, 2015, the Company had approximately 3,510,000 shares available under the existing repurchase authorization. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s New Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $102,565,000 for the 2015 first quarter compared with $115,211,000 for the 2014 first quarter. The 2015 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities of $18,140,000 compared with a net decrease in the 2014 first quarter of $3,378,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 6, 2015, $241,946,000 under its New Revolving Credit Facility and $8,806,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its New Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities and available financing arrangements.

The New Revolving Credit Facility’s commitment is in the amount of $550,000,000 and expires April 30, 2020. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flow in 2015. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 13, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32,552,000 at March 31, 2015, including $6,648,000 in letters of credit and $25,904,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion of legal proceedings in Note 11 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report is incorporated by reference into this Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 – January 31, 2015	1,076,000	$78.66	—	—
February 1 – February 28, 2015	176,000	$75.88	—	—
March 1 – March 31, 2015	—	—	—	—

Total	1,252,000	$78.27	—	—

Purchases of 1,076,000 shares of the Company’s common stock in January 2015 were made pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Exchange Act. The plan was entered into pursuant to authorization by the Board of Directors to repurchase up to $100,000,000 of the Company’s common stock pursuant to Rule 10b5-1. Purchases under the plan were completed in January 2015.

Purchases of 176,000 shares of the Company’s common stock in February 2015 were made pursuant to a discretionary authorization. The Company’s total remaining repurchase authorization as of May 6, 2015 was 3,510,000 shares.

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
Dated: May 7, 2015