Form 10-Q
period 2015-06-30
KIRBY CORP
filed 2015-08-07
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 6, 2015 was 54,778,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2015	December 31, 2014
	($ in thousands)
Current assets:
Cash and cash equivalents	$4,989	$24,299
Accounts receivable:
Trade – less allowance for doubtful accounts	337,011	417,325
Other	92,582	115,598
Inventories – net	191,061	192,354
Prepaid expenses and other current assets	38,139	43,016
Deferred income taxes	12,844	10,562

Total current assets	676,626	803,154

Property and equipment	3,942,527	3,717,398
Less accumulated depreciation	(1,210,868)	(1,127,900)

Property and equipment – net	2,731,659	2,589,498

Goodwill	591,405	591,405
Other assets	154,813	157,852

Total assets	$4,154,503	$4,141,909

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2015	December 31, 2014
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$—	$116,700
Income taxes payable	1,106	3,470
Accounts payable	162,426	222,020
Accrued liabilities	180,946	201,033
Deferred revenues	43,311	50,804

Total current liabilities	387,789	594,027

Long-term debt – less current portion	808,300	600,000
Deferred income taxes	614,065	595,769
Other long-term liabilities	88,506	87,200

Total long-term liabilities	1,510,871	1,282,969

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	428,835	428,475
Accumulated other comprehensive income – net	(57,439)	(61,037)
Retained earnings	2,093,299	1,974,146
Treasury stock – at cost, 4,517,000 at June 30, 2015 and 2,906,000 at December 31, 2014	(225,636)	(93,526)
Total Kirby stockholders’ equity	2,245,037	2,254,036
Noncontrolling interests	10,806	10,877
Total equity	2,255,843	2,264,913

Total liabilities and equity	$4,154,503	$4,141,909

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$425,053	$456,745	$844,958	$892,516
Diesel engine services	118,103	171,309	285,871	324,784
Total revenues	543,156	628,054	1,130,829	1,217,300

Costs and expenses:
Costs of sales and operating expenses	343,745	403,460	728,526	786,689
Selling, general and administrative	49,165	52,065	100,209	105,663
Taxes, other than on income	5,378	4,624	9,923	9,204
Depreciation and amortization	46,825	41,407	92,591	82,443
Gain on disposition of assets	(91)	(527)	(1,646)	(578)
Total costs and expenses	445,022	501,029	929,603	983,421

Operating income	98,134	127,025	201,226	233,879
Other income (expense)	(303)	123	(243)	(113)
Interest expense	(4,759)	(5,469)	(10,009)	(11,087)

Earnings before taxes on income	93,072	121,679	190,974	222,679
Provision for taxes on income	(34,696)	(45,768)	(71,187)	(83,757)

Net earnings	58,376	75,911	119,787	138,922
Less: Net earnings attributable to noncontrolling interests	(301)	(919)	(634)	(1,684)

Net earnings attributable to Kirby	$58,075	$74,992	$119,153	$137,238

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.04	$1.32	$2.14	$2.41
Diluted	$1.04	$1.31	$2.13	$2.40

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	($ in thousands)

Net earnings	$58,376	$75,911	$119,787	$138,922
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	2,458	444	3,566	468
Foreign currency translation adjustments	129	9	32	(8)
Change in fair value of derivative instruments	—	—	—	84
Total other comprehensive income, net of taxes	2,587	453	3,598	544

Total comprehensive income, net of taxes	60,963	76,364	123,385	139,466
Net earnings attributable to noncontrolling interests	(301)	(919)	(634)	(1,684)

Comprehensive income attributable to Kirby	$60,662	$75,445	$122,751	$137,782

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net earnings	$119,787	$138,922
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	92,591	82,443
Provision for deferred income taxes	13,801	14,413
Amortization of unearned share-based compensation	5,251	5,273
Amortization of major maintenance costs	10,360	7,713
Other	70	(574)
Increase in cash flows resulting from changes in operating assets and liabilities, net	4,058	3,218
Net cash provided by operating activities	245,918	251,408

Cash flows from investing activities:
Capital expenditures	(190,152)	(163,299)
Acquisition of marine equipment	(41,250)	─
Proceeds from disposition of assets	10,636	3,884
Net cash used in investing activities	(220,766)	(159,415)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	190,321	(33,850)
Payments on long-term debt	(100,000)	(66,000)
Proceeds from exercise of stock options	3,712	7,275
Purchase of treasury stock	(138,851)	─
Payment of contingent liability	─	(4,756)
Excess tax benefit from equity compensation plans	1,064	6,155
Other	(708)	(1,905)
Net cash used in financing activities	(44,462)	(93,081)
Decrease in cash and cash equivalents	(19,310)	(1,088)

Cash and cash equivalents, beginning of year	24,299	4,022
Cash and cash equivalents, end of period	$4,989	$2,934

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$10,550	$9,960
Income taxes	$45,360	$58,632

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value.   Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO") or the retail inventory method.  ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt the standard in the first quarter of 2016 and does not expect the effect of ASU 2015-03 to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

(3)	INVENTORIES

The following table presents the details of inventories as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$171,484	$179,760
Work in process	19,577	12,594
	$191,061	$192,354

(4)            FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at June 30, 2015 and December 31, 2014 was $796,913,000 and $705,215,000, respectively, which differs from the carrying amounts of $808,300,000 and $716,700,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the six months ended June 30, 2015, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Compensation cost	$2,713	$3,120	$5,251	$5,273
Income tax benefit	$1,015	$1,182	$1,964	$1,998

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The options have seven year terms and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At June 30, 2015, 2,321,347 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the six months ended June 30, 2015:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2014	322,956	$69.95
Granted	114,894	$74.99
Exercised	─	─
Forfeited	(7,418)	$86.28
Outstanding at June 30, 2015	430,432	$71.01

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at June 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$31.35 - $ 36.35	16,910	1.6	$32.82		16,910	$32.82
$46.74	56,629	2.6	$46.74		56,629	$46.74
$65.28 - $ 74.99	283,963	5.1	$70.98		141,669	$67.90
$93.64 - $ 96.85	35,763	5.6	$94.27		11,921	$94.27
$101.46 -$114.11	37,167	5.7	$103.22		12,389	$103.22
$31.35 -$114.11	430,432	4.7	$71.01	$4,047,000	239,518	$63.56	$3,677,000

The following is a summary of the restricted stock award activity under the employee plan described above for the six months ended June 30, 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	321,453	$71.04
Granted	122,740	$75.04
Vested	(113,470)	$60.75
Forfeited	(10,617)	$85.45
Nonvested balance at June 30, 2015	320,106	$75.74

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2015, 541,038 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the six months ended June 30, 2015:

	Outstanding Non- Qualified or Nonincentive Stock Options		Weighted Average Exercise Price
Outstanding at December 31, 2014	298,334		$60.01
Granted	─	$	─
Exercised	(77,905)		$47.65
Outstanding at June 30, 2015	220,429		$64.37

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at June 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 - $36.82	30,000	2.4	$33.60		30,000	$33.60
$41.24 - $56.45	71,276	4.8	$52.34		71,276	$52.34
$61.89 - $62.48	41,153	7.0	$62.34		41,153	$62.34
$75.17 - $99.52	78,000	7.8	$88.28		78,000	$88.28
$29.60 - $99.52	220,429	5.9	$64.37	$3,668,000	220,429	$64.37	$3,668,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	292	$99.52
Granted	18,843	$79.46
Vested	(575)	$89.65
Nonvested balance at June 30, 2015	18,560	$79.46

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,555,000 and $11,456,000 for the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $956,000 and $4,342,000 for the six months ended June 30, 2015 and 2014, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $9,015,000 and $13,949,000 for the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,372,000 and $5,287,000 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $4,204,000 of unrecognized compensation cost related to nonvested stock options and $22,036,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.7 years and restricted stock over approximately 3.2 years. The total fair value of options vested was $2,194,000 and $2,076,000 during the six months ended June 30, 2015 and 2014, respectively. The fair value of the restricted stock vested was $9,015,000 and $13,949,000 for the six months ended June 30, 2015 and 2014, respectively.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $25.18 and $36.05, respectively. The fair value of the stock options granted during the six months ended June 30, 2015 and 2014 was $2,893,000 and $4,226,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2015 and 2014 were as follows:

	Six months ended June 30,
	2015	2014
Dividend yield	None	None
Average risk-free interest rate	1.3%	2.0%
Stock price volatility	33%	33%
Estimated option term	Six years	Six or seven years

(6)                 OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,688	$(642)	$1,046	$(2)	$—	$(2)
Actuarial gains	2,293	(881)	1,412	721	(275)	446
Foreign currency translation adjustments	129	—	129	9	—	9
Change in fair value of derivative instruments (b):
Reclassified to net earnings	—	—	—	—	—	—
Total	$4,110	$(1,523)	$2,587	$728	$(275)	$453

	Six months ended June 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$3,486	$(1,332)	$2,154	$35	$(13)	$22
Actuarial gains	2,293	(881)	1,412	721	(275)	446
Foreign currency translation adjustments	32	—	32	(8)	—	(8)
Change in fair value of derivative instruments (b):
Reclassified to net earnings	—	—	—	146	(62)	84
Total	$5,811	$(2,213)	$3,598	$894	$(350)	$544

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of sales and operating expenses.

(7)	SEGMENT DATA

The Company’s operations are classified into two reportable business segments as follows:

Marine Transportation — Provides marine transportation principally by United States flag vessels of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, in Alaska and Hawaii and, to a lesser extent, in United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products and agricultural chemicals.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months and six months ended June 30, 2015 and 2014 were not significant.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2015 and 2014 and total assets as of June 30, 2015 and December 31, 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Marine transportation	$425,053	$456,745	$844,958	$892,516
Diesel engine services	118,103	171,309	285,871	324,784
	$543,156	$628,054	$1,130,829	$1,217,300
Segment profit (loss):
Marine transportation	$97,011	$115,968	$193,280	$213,519
Diesel engine services	4,931	14,337	13,774	27,109
Other	(8,870)	(8,626)	(16,080)	(17,949)
	$93,072	$121,679	$190,974	$222,679

	June 30, 2015	December 31, 2014
Total assets:
Marine transportation	$3,425,973	$3,317,696
Diesel engine services	673,675	736,129
Other	54,855	88,084
	$4,154,503	$4,141,909

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

General corporate expenses	$(3,899)	$(3,807)	$(7,474)	$(7,327)
Gain on disposition of assets	91	527	1,646	578
Interest expense	(4,759)	(5,469)	(10,009)	(11,087)
Other income (expense)	(303)	123	(243)	(113)
	$(8,870)	$(8,626)	$(16,080)	$(17,949)

The following table presents the details of “Other” total assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
General corporate assets	$52,983	$85,545
Investment in affiliates	1,872	2,539
	$54,855	$88,084

(8)                 TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Earnings before taxes on income – United States	$93,072	$121,679	$190,974	$222,679
Provision for taxes on income:
Federal:
Current	$25,086	$35,671	$51,266	$61,167
Deferred	6,919	5,629	14,401	14,413
State and local	2,691	4,468	5,520	8,177
	$34,696	$45,768	$71,187	$83,757

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net earnings attributable to Kirby	$58,075	$74,992	$119,153	$137,238
Undistributed earnings allocated to restricted shares	(350)	(435)	(696)	(806)
Income available to Kirby common stockholders - basic	57,725	74,557	118,457	136,432
Undistributed earnings allocated to restricted shares	350	435	696	806
Undistributed earnings reallocated to restricted shares	(349)	(434)	(695)	(803)
Income available to Kirby common stockholders - diluted	$57,726	$74,558	$118,458	$136,435

Shares outstanding:
Weighted average common stock issued and outstanding	55,651	57,010	55,772	56,957
Weighted average unvested restricted stock	(336)	(331)	(326)	(334)
Weighted average common stock outstanding - basic	55,315	56,679	55,446	56,623
Dilutive effect of stock options	117	190	119	203
Weighted average common stock outstanding - diluted	55,432	56,869	55,565	56,826

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.04	$1.32	$2.14	$2.41
Diluted	$1.04	$1.31	$2.13	$2.40

Certain outstanding options to purchase approximately 185,000 and 117,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2015 and 2014, respectively, as such stock options would have been antidilutive.

(10)              RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution of up to $5,000,000 to its pension plan prior to December 31, 2015 to fund its 2015 pension plan obligations. As of June 30, 2015, no 2015 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3,517	$2,556	$—	$—
Interest cost	3,302	3,198	16	19
Expected return on plan assets	(4,485)	(4,718)	—	—
Amortization of actuarial loss	1,903	155	7	4
Net periodic benefit cost	$4,237	$1,191	$23	$23

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$7,347	$5,323	$—	$—
Interest cost	6,656	6,421	32	37
Expected return on plan assets	(8,968)	(9,431)	—	—
Amortization of actuarial loss	3,867	351	14	8
Net periodic benefit cost	$8,902	$2,664	$46	$45

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	5	27	18	55
Amortization of actuarial gain	(222)	(161)	(395)	(324)
Net periodic benefit cost	$(217)	$(134)	$(377)	$(269)

(11)	CONTINGENCIES

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

In June 2011, the Company as well as three other companies received correspondence from the United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. Since 2005, four named Potentially Responsible Parties (“PRPs”) have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information received to date indicates that approximately $9,943,000 was incurred in connection with the cleanup effort in addition to EPA’s oversight costs of approximately $2,258,000. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. The Company has filed responsive pleadings in this matter and believes it has accrued an adequate reserve based on the information provided by the plaintiffs to date. The EPA has issued notice letters under Section 107(a) of CERCLA to the Company and other nonparticipating PRPs to initiate settlement negotiations of EPA’s claim for its past costs for the Site.  The Company and other nonparticipating PRPs continue to discuss resolution of this matter with EPA and the Gulfco Restoration Group.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $28,489,000 at June 30, 2015, including $8,125,000 in letters of credit and $20,364,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

Item 1A.                 Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornadoes, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Weighted average number of common stock - diluted	55,432	56,869	55,565	56,826

The decrease in the weighted average number of common shares for the 2015 second quarter and first six months compared with the 2014 second quarter and first six months primarily reflected common stock repurchases in the 2014 fourth quarter and the 2015 first six months, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2015, the Company operated a fleet of 912 inland tank barges with 18.1 million barrels of capacity, and operated an average of 251 inland towboats during the 2015 second quarter. The Company’s coastal fleet consisted of 69 tank barges with 6.0 million barrels of capacity and 73 coastal tugboats. The Company also owns and operates six offshore dry-bulk barges and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield service markets.

For the 2015 second quarter, net earnings attributable to Kirby were $58,075,000, or $1.04 per share, on revenues of $543,156,000, compared with 2014 second quarter net earnings attributable to Kirby of $74,992,000, or $1.31 per share, on revenues of $628,054,000. For the 2015 first six months, net earnings attributable to Kirby were $119,153,000, or $2.13 per share, on revenues of $1,130,829,000, compared with 2014 first six months net earnings attributable to Kirby of $137,238,000, or $2.40 per share, on revenues of $1,217,300,000. The 2015 first quarter and first six months results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment. Also, the 2015 first quarter and first six months included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results.  The 2014 first quarter and first six months results included $2,766,000 before taxes, or $.03 per share, of severance charges which were mainly reflected in the marine transportation results. In addition, the 2014 first quarter and first six months results included an estimated $.03 per share combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel.

Marine Transportation

For the 2015 second quarter and first six months, the Company’s marine transportation segment generated 78% and 75%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2015 second quarter and first six months decreased 7% and 5%, respectively, compared with the 2014 second quarter and first six months.  The decreases were primarily due to a decline in the average cost of marine diesel fuel for the 2015 second quarter and first six months of 36% and 35%, respectively, which is largely passed through to the customer, as discussed below, a heavier coastal marine shipyard schedule and lower inland marine transportation term and spot contract rates.  The segment’s operating income for the 2015 second quarter and first six months decreased 16% and 9%, respectively, compared with the 2014 second quarter and first six months.  The decreases were primarily due to higher labor costs, including pension expense for inland marine vessel employees, higher shipyard activity on coastal equipment and the impact of lagging fuel price escalators on inland marine affreightment contracts.  For the 2015 and 2014 second quarters, the inland tank barge fleet contributed 68% and 67%, respectively, and the coastal fleet contributed 32% and 33%, respectively, of marine transportation revenues.  For the 2015 and 2014 first six months, the inland tank barge fleet contributed 68% and the coastal fleet contributed 32% of marine transportation revenues.

The Company’s inland marine transportation markets reflected continued healthy levels of demand with tank barge utilization levels of the petrochemical, black oil and refined petroleum products fleets in the 90% to 95% range in the 2015 and 2014 second quarters and first six months.  Inland marine transportation operating conditions were challenging during the 2015 second quarter due to high water conditions and lock closures on the Mississippi River System, as well as strong cross currents at several locations on the Gulf Intracoastal Waterway.

The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 second quarters and first six months. Utilization levels in the coastal marine fleet reflected continued strong demand for the transportation of refined products, including seasonal increases in heating oil demand, black oil products, including crude oil and natural gas condensate, and petrochemicals. The coastal marine transportation markets also reflected favorable term and spot contract pricing, but the results were impacted in the 2015 second quarter due to a significant number of vessels in the shipyard for regulatory drydock maintenance.

During the 2015 and 2014 first and second quarters, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contracts.  Inland time charters during the 2015 second quarter and first six months represented 55% and 56%, respectively, of the revenues under term contracts compared with 56% and 57% in the 2014 second quarter and first six months, respectively.

During the 2015 first and second quarters, approximately 85% of marine transportation’s coastal revenues were under term contracts and 15% were under spot contracts compared with 80% and 85% under term contracts and 20% and 15% under spot contracts for the 2014 first and second quarters, respectively.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2015 and 2014 second quarters and first six months.

Rates on inland term contracts renewed in the 2015 first quarter were flat or down slightly compared with term contracts renewed in the first quarter of 2014. Rates on second quarter 2015 inland term contract renewals decreased in the 1% to 3% average range compared with the 2014 second quarter.  Spot contract rates, which include the cost of fuel, were at or above term contract pricing for the majority of the 2015 first and second quarters.  Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2015 first quarter increased in the 6% to 8% average range compared with term contracts renewed in the 2014 first quarter. Rates on second quarter 2015 coastal term contract renewals increased in the 4% to 6% average range compared with the 2014 second quarter.  Spot contract rates, which include the cost of fuel, remained above term contract rates during the 2015 first and second quarters.

The marine transportation operating margin was 22.8% for the 2015 second quarter compared with 25.4% for the 2014 second quarter and 22.9% for the 2015 first six months compared with 23.9% for the 2014 first six months.

Diesel Engine Services

For the 2015 second quarter and first six months, the diesel engine services segment generated 22% and 25%, respectively, of the Company’s revenue.  For the 2015 second quarter and first six months, 52% and 48% was generated from overhauls and service, 17% and 26% from manufacturing, and 31% and 26% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for the 2015 second quarter and first six months decreased 31% and 12%, respectively, and operating income decreased 66% and 49%, respectively, when compared with the second quarter and first six months of 2014. The lower revenues in the 2015 second quarter and first six months compared to the 2014 second quarter and first six months were primarily due to falling demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and decreased demand for service and distribution of parts, engines and transmissions due to the impact of the decline in the price of crude oil and decreased drilling activity. With the reduction in their activity levels, oilfield service customers in the land-based market continued to request delays of existing orders for new pressure pumping units, which has led to a significant portion of the backlog being delayed into 2016.  The 2015 first quarter diesel engine services results included $1,111,000 of severance charges in response to the reduced activity in manufacturing in the land-based market.  The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oil service supply vessel and drilling markets.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

The diesel engine services operating margin for the 2015 second quarter was 4.2% compared with 8.4% for the 2014 second quarter. For the 2015 first six months, the operating margin was 4.8% compared with 8.3% for the first six months of 2014.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2015 first six months, with net cash provided by operating activities of $245,918,000 compared with $251,408,000 of net cash provided by operating activities for the 2014 first six months. The 2% decrease was primarily from a $19,135,000 decrease in net earnings, partially offset by a $10,148,000 increase in depreciation and amortization expense, a $2,647,000 increase in amortization of major maintenance costs and an $840,000 net increase in cash flows from changes in operating assets and liabilities.  In addition, during the 2015 and 2014 first six months, the Company generated cash of $3,712,000 and $7,275,000, respectively, from proceeds from the exercise of stock options and $10,636,000 and $3,884,000, respectively, from proceeds from the disposition of assets.

For the 2015 first six months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $190,152,000, including $60,285,000 for inland tank barge and towboat construction, $50,676,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in late 2015 and one in the first half of 2016, $220,000 for progress payments on the construction of two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, one scheduled to be place in service in the 2016 second half and one in the 2017 first half, and $78,971,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine services facilities.  The Company purchased six inland pressure tank barges for $41,250,000 in February 2015.  Cash generated and borrowings under the Company’s revolving credit facility in the 2015 first six months were also used for the repurchase of 1,783,000 shares of the Company’s common stock for $138,851,000.   The Company’s debt-to-capitalization ratio increased to 26.4% at June 30, 2015 from 24.0% at December 31, 2014, primarily due to an increase of $91,600,000 in outstanding debt and a decrease in total equity of $9,070,000 primarily due to treasury stock purchases of $138,851,000, which was partially offset by net earnings attributable to Kirby for the 2015 first six months of $119,153,000, exercise of stock options and the amortization of unearned equity compensation.  As of June 30, 2015, the Company had $308,300,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding.

During the 2015 first six months, the Company took delivery of 35 new inland tank barges with a total capacity of approximately 461,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000  barrels and retired 13 inland tank barges, reducing its capacity by approximately 221,000 barrels. As a result, the Company added a net 28 inland tank barges and approximately 337,000 barrels of capacity during the first half of 2015.

The Company projects that capital expenditures for 2015 will be in the $315,000,000 to $325,000,000 range. The 2015 construction program will consist of 38 inland tank barges with a total capacity of 547,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in late 2015 and first half of 2016 and progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $70,000,000 and 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $95,000,000. The balance of approximately $150,000,000 to $160,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Petrochemical, black oil and refined petroleum products inland tank barge utilization levels remained stable during the 2015 first six months, in the 90% to 95% range. The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout the 2015 first six months, thereby producing stable marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil and refined petroleum products markets also remained stable throughout the 2015 first six months, primarily due to high United States refinery utilization levels, aided by lower crude oil prices, higher miles driven by United States consumers and the export of refined petroleum products and heavy fuel oils. The Company’s black oil market did reflect some softness in the movement of crude oil and natural gas condensate.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, largely depreciated yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Several United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities, the majority of which are expected to be completed by the end of 2017. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s inland petrochemical, black oil and refined petroleum products tank barge fleet utilization levels being consistently in the 90% to 95% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge demand and higher term and spot contract pricing, which could be mitigated by additional tank barge capacity.

 Uncertainty in future crude oil volumes to be moved by tank barge and additional pipelines, coupled with the large number of 30,000 barrel tank barges built during the last several years, has resulted in some excess industry-wide tank barge capacity.  This extra capacity has placed inland tank barge term contract rates for 30,000 barrel tank barges under some pressure.  The Company’s inland term contract rates renewed in the 2015 first quarter were flat or down slightly compared with term contract rates renewed in the 2014 first quarter.  Second quarter 2015 inland term contract renewals decreased in the 1% to 3% average range compared with the 2014 second quarter.  Spot contract rates, which include the cost of fuel, were at or above term contract rates for the majority of the 2015 first and second quarters.  As a result, the Company remains cautious with 2015 second half pricing expectations for the inland marine transportation sector. The industry has absorbed tank barges returned from crude oil service and future tank barge demand for petrochemical and refined products volumes could offset further declines in crude oil transportation movements should they occur.

For the 2015 third quarter, the Company anticipates some negative impact on the inland marine transportation markets from challenging operating conditions. High water and lock and river closures, which are typical early in the summer, were more pronounced in July 2015.  For the 2015 second half, the Company expects utilization to remain in the 90% to 95% range with pricing on contract renewals similar to the 2015 second quarter.  For the coastal marine transportation markets, the Company anticipates supply and demand to remain consistent with the first six months of 2015 and utilization to remain in the 90% to 95% range.  However, a continued heavy coastal marine shipyard schedule will impact results for the remainder of the 2015 year.

As of June 30, 2015, the Company estimated there were approximately 3,750 inland tank barges in the industry fleet, of which approximately 725 were over 30 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges. During 2014, with continued strong demand for inland petrochemical and black oil tank barges, the Company estimates that approximately 330 inland tank barges were ordered and delivered throughout 2014. The Company estimates that approximately 240 tank barges were ordered during 2014 and 2015 for delivery throughout 2015, the majority of which were 10,000 barrel tank barges.  The Company ordered 38 tank barges, of which 30 are 10,000 barrel and eight are 30,000 barrel tank barges. Historically, 75 to 150 older inland tank barges are retired from service each year, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization levels, as well as term and spot contract rates.

As of June 30, 2015, the Company estimated there were approximately 265 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 45 of those were over 30 years old. The Company believes very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013 and one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. During 2014 and the 2015 first six months, coastal tank barge utilization was in the 90% to 95% range. The Company has placed orders for the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in late 2015 and the first half of 2016 and two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half.  The Company is also aware of 13 announced coastal tank barge and tugboat units to be constructed by competitors for delivery in 2015, 2016 and 2017. The Company expects stable utilization in its coastal markets in the second half of 2015.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oil and gas service companies, the Company’s land-based customers during the 2015 first six months continued to request delays in construction of new pressure pumping units and other oilfield service equipment into 2016.  Also, inbound orders for the manufacturing of oilfield service equipment have essentially stopped and the remanufacturing of pressure pumping units has declined significantly. The distribution portion of the land-based sector, including parts, engine and transmission sales and service are at depressed levels.  The Company has taken aggressive measures to reduce costs, including reducing the staffing level in the land-based manufacturing area by approximately 40%.  The Company anticipates its land-based sector will generate an operating loss for the remaining two quarters of 2015.

For the marine diesel engine services market, given the positive inland and coastal marine transportation markets, service activity levels should remain stable during the 2015 second half, but some weakness is expected in the Gulf of Mexico oilfield service market.  The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Results of Operations

The Company reported 2015 second quarter net earnings attributable to Kirby of $58,075,000, or $1.04 per share, on revenues of $543,156,000, compared with 2014 second quarter net earnings attributable to Kirby of $74,992,000, or $1.31 per share, on revenues of $628,054,000. Net earnings attributable to Kirby for the 2015 first six months were $119,153,000, or $2.13 per share, on revenues of $1,130,829,000, compared with $137,238,000, or $2.40 per share, on revenues of $1,217,300,000 for the 2014 first six months. The 2015 first quarter and first six months results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment. Also, the 2015 first quarter and first six months included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results.  The 2014 first six months results included a $2,766,000 before taxes, or $.03 per share, first quarter severance charge which was mainly reflected in the marine transportation results. In addition, the 2014 first six months included an estimated $.03 per share first quarter combined negative impact from delays and the cost of extra horsepower to navigate the heavy ice conditions on the upper inland river systems, and costs related to a March 22, 2014 incident in the Houston Ship Channel.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2015 second quarter compared with the second quarter of 2014, the first six months of 2015 compared with the first six months of 2014 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	%	2014	%	2015	%	2014	%
Marine transportation	$425,053	78%	$456,745	73%	$844,958	75%	$892,516	73%
Diesel engine services	118,103	22	171,309	27	285,871	25	324,784	27
	$543,156	100%	$628,054	100%	$1,130,829	100%	$1,217,300	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2015, the Company operated 912 inland tank barges, including 39 leased barges, with a total capacity of 18.1 million barrels. This compares with 874 inland tank barges operated as of June 30, 2014, including 39 leased barges, with a total capacity of 17.3 million barrels. The Company operated an average of 251 inland towboats during the 2015 second quarter, of which an average of 81 were chartered, compared with 252 during the 2014 second quarter, of which an average of 78 were chartered. The Company’s coastal tank barge fleet as of June 30, 2015 consisted of 69 tank barges, eight of which were leased, with 6.0 million barrels of capacity, and 73 tugboats, six of which were chartered. This compares with 71 coastal tank barges operated as of June 30, 2014, 11 of which were leased, with 6.0 million barrels of capacity, and 76 tugboats, seven of which were chartered. As of June 30, 2015 and 2014, the Company operated six and seven, respectively, offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2015 compared with the three months and six months ended June 30, 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Marine transportation revenues	$425,053	$456,745	(7)%	$844,958	$892,516	(5)%
Costs and expenses:
Costs of sales and operating expenses	251,784	269,232	(6)	500,868	533,658	(6)
Selling, general and administrative	28,660	29,778	(4)	57,393	62,205	(8)
Taxes, other than on income	4,816	4,127	17	8,947	8,208	9
Depreciation and amortization	42,782	37,640	14	84,470	74,926	13
	328,042	340,777	(4)	651,678	678,997	(4)
Operating income	$97,011	$115,968	(16)%	$193,280	$213,519	(9)%
Operating margins	22.8%	25.4%		22.9%	23.9%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2015 second quarter and first six months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2015 Second Quarter Revenue Distribution	2015 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	46%	46%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	32%	32%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2015 second quarter and first six months decreased 7% and 5%, respectively, compared with the 2014 second quarter and first six months, primarily due to a decline in the average cost of marine diesel fuel for the 2015 second quarter and first six months of 36% and 35%, respectively, which is largely passed through to the customer, as discussed below, a heavier coastal marine shipyard schedule in the 2015 second quarter and lower inland marine transportation term and spot contract rates.  For the 2015 and 2014 second quarters, the inland tank barge fleet contributed 68% and 67%, respectively, and the coastal fleet contributed 32% and 33%, respectively, of marine transportation revenues. For the 2015 and 2014 first six months, the inland tank barge fleet contributed 68% and the coastal fleet contributed 32% of marine transportation revenues. The Company’s inland petrochemical, black oil and refined products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 second quarters and first six months.  Marine transportation revenues were also negatively impacted by changes in the Company’s Florida bunkering operation where a customer change in the 2014 third quarter led to a decrease in dedicated equipment and reduced revenue.

The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 second quarters and first six months. Utilization levels in the coastal marine fleet reflected continued strong demand for the transportation of refined products, including seasonal increases in heating oil demand, black oil products, including crude oil and natural gas condensate, and petrochemicals. The coastal marine transportation revenues also reflected favorable term and spot contract pricing, but the results were impacted in the 2015 second quarter due to a significant number of vessels being in the shipyard for regulatory drydock maintenance.

The petrochemical market, the Company’s largest market, contributed 46% of the marine transportation revenues for the 2015 second quarter and first six months, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to foreign petrochemical producers.

The black oil market, which contributed 32% of marine transportation revenues for the 2015 second quarter and first six months, reflected continued strong demand, driven by high refinery production levels and the export of refined petroleum products and fuel oils.  Demand for crude oil and natural gas condensate movements declined during the 2015 first six months; however, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% of marine transportation revenues for the 2015 second quarter and first six months, reflected continued stable demand, driven by high refinery production levels, for the movement of products in the inland and coastal markets. The refined products market was also driven by a cold winter in the Northeast that increased the demand for heating oil during the 2015 first quarter and by additional miles driven by United States consumers during the 2015 second quarter.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2015 second quarter and first six months, saw typical seasonal demand for transportation of  both domestically  produced imported products during the first and second quarters.

For the second quarter of 2015, the inland operations incurred 2,076 delay days, 2% less than the 2,117 delay days that occurred during the 2014 second quarter and 13% less than the 2,378 delay days that occurred during the 2015 first quarter. For the first six months of 2015, 4,454 delay days occurred, 11% less than the 5,014 delay days that occurred during the 2014 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.

During the 2015 and 2014 second quarters and first six months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contracts. Inland time charters represented 55% and 56%, respectively, of the revenues under term contracts during the 2015 second quarter and first six months.

During the 2015 first and second quarters, approximately 85% of the marine transportation’s coastal revenues were under term contracts and 15% were under spot contracts compared with 80% and 85% under term contracts and 20% and 15% under spot contracts for the 2014 first and second quarters, respectively. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2015 and 2014 second quarters and first six months.

Rates on inland term contracts renewed in the 2015 first quarter were flat or down slightly compared with term contracts renewed in the first quarter of 2014. Rates on second quarter 2015 inland term contract renewals decreased in the 1% to 3% average range compared with the 2014 second quarter.  Spot contract rates, which include the cost of fuel, were at or above term contract pricing for the majority of the 2015 first and second quarters.  Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2015 first quarter increased in the 6% to 8% average range compared with term contracts renewed in the 2014 first quarter.  Rates on second quarter 2015 coastal term contract renewals increased in the 4% to 6% average range compared with the 2014 second quarter.  Spot contract rates, which include the cost of fuel, remained above term contract rates during the 2015 first and second quarters.

Marine Transportation Costs and Expenses

Costs and expenses for the 2015 second quarter and first six months decreased 4% compared with the 2014 second quarter and first six months. Costs of sales and operating expenses for the 2015 second quarter and first six months decreased 6% compared with the second quarter and first six months of 2014, reflecting a decline in the average cost of marine diesel fuel for the 2015 second quarter and first six months of 36% and 35%, respectively, which is largely passed through to the customer.  This decrease was partially offset by higher operating labor costs due to vessel salary increases effective January 1, 2015, costs incurred for the hiring, training and preparation of new personnel to support the 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit being delivered in late 2015, increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate and higher shipyard activity in the coastal marine transportation market in the 2015 second quarter.

The inland operations operated an average of 251 towboats during the 2015 second quarter, of which an average of 81 towboats were chartered, compared with 252 during the 2014 second quarter, of which an average of 78 towboats were chartered. During the 2015 first six months, the inland operations operated an average of 250 towboats, of which an average of 80 towboats were chartered, compared with 254 towboats operated during the 2014 first six months, of which an average of 76 were chartered. As demand, or anticipated demand, increases or decreases as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice and high water conditions that occurred in the 2015 first and second quarters, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2015 second quarter, the inland operations consumed 11.3 million gallons of diesel fuel compared to 11.4 million gallons consumed during the 2014 second quarter. The average price per gallon of diesel fuel consumed during the 2015 second quarter was $2.03 compared with $3.18 for the 2014 second quarter. For the 2015 first six months, the inland operations consumed 21.8 million gallons of diesel fuel compared to 22.4 million gallons consumed during the 2014 first six months. The average price per gallon of diesel fuel consumed during the 2015 first six months was $2.04 compared with $3.15 for the 2014 first six months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Taxes, other than on income, for the 2015 second quarter and first six months increased 17% and 9%, respectively, compared with the 2014 second quarter and first six months.  The increase is mainly due to an increase in the waterways user tax rate from 20 to 29 cents per gallon of fuel effective April 1, 2015 for vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers.  This user tax is largely passed through to the customer.

Selling, general and administrative expenses for the 2015 second quarter and first six months decreased 4% and 8%, respectively, compared with the 2014 second quarter and first six months, primarily a reflection of a $2,215,000 severance charge in the 2014 first quarter and lower professional fees in the 2015 first and second quarters, partially offset by salary increases effective April 1, 2015.

Depreciation and amortization for the 2015 second quarter and first six months increased 14% and 13%, respectively, compared with the 2014 second quarter and first six months. The increase was primarily attributable to increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as six inland pressure tank barges purchased in February 2015.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2015 second quarter and first six months decreased 16% and 9%, respectively, compared with the 2014 second quarter and first six months. The operating margin was 22.8% for the 2015 second quarter compared with 25.4% for the 2014 second quarter. The operating margin for the 2015 first six months was 22.9% compared with 23.9% for the 2014 first six months. The results reflected a continued healthy demand across the majority of the Company’s inland and coastal markets but the 2015 second quarter and first six months were negatively impacted by higher operating labor costs due to vessel salary increases effective January 1, 2015, costs incurred for the hiring, training and preparation of new vessel personnel to support the 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit being delivered in late 2015, increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate, lower inland marine transportation term and spot contract rates, the impact of lagging fuel price escalators on inland marine affreightment contracts and higher shipyard activity in the coastal marine transportation market in the 2015 second quarter due to a significant number of vessels being in the shipyard for regulatory drydock maintenance.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based oilfield services markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2015 compared with the three months and six months ended June 30, 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Diesel engine services revenues	$118,103	$171,309	(31)%	$285,871	$324,784	(12)%

Costs and expenses:
Costs of sales and operating expenses	91,961	134,228	(31)	227,658	253,031	(10)
Selling, general and administrative	17,603	19,469	(10)	37,335	38,044	(2)
Taxes, other than on income	549	488	13	947	972	(3)
Depreciation and amortization	3,059	2,787	10	6,157	5,628	9
	113,172	156,972	(28)	272,097	297,675	(9)
Operating income	$4,931	$14,337	(66)%	$13,774	$27,109	(49)%
Operating margins	4.2%	8.4%		4.8%	8.3%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2015 second quarter and first six months and the customers for each market:

Markets Serviced	2015 Second Quarter Revenue Distribution	2015 Six Months Revenue Distribution	Customers
Land-Based	58%	64%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-and Off- Highway Transportation

Marine	32%	27%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	10%	9%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2015 second quarter and first six months decreased 31% and 12%, respectively, compared with the 2014 second quarter and first six months, primarily due to falling demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and for decreased demand for service and distribution of parts, engines and transmissions due to impact of the decline in the price of crude oil and decreased drilling activity.  With the reduction in their activity levels, oilfield service customers in the land-based market continued to request delays of existing orders for new pressure pumping units, which has led to a significant portion of the backlog being delayed into 2016.  The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oil service supply vessel and drilling markets.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2015 second quarter and first six months decreased 28% and 9%, respectively, compared with the 2014 second quarter and first six months.  Costs of sales and operating expenses for the 2015 second quarter and first six months decreased 31% and 10%, respectively, compared with the second quarter and first six months of 2014 reflecting a significant decrease in the 2015 second quarter in the number of pressure pumping units and other oilfield service equipment manufactured and remanufactured and a decline in the sale and service of land-based engines, transmissions and parts.  The 2015 first quarter reflected the completion of the manufacturing of pressure pumping units in backlog from 2014. Units carried over from 2014 which incurred delays and production issues negatively impacted the profitability in the 2015 first quarter.  The 2015 first quarter selling, general and administrative expenses included a severance charge of $1,111,000 in response to the reduced activity in manufacturing in the land-based market.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for the 2015 second quarter decreased 66% compared with the 2014 second quarter. For the 2015 first six months, diesel engine services operating income decreased 49% compared with the 2014 first six months. The operating margin for the 2015 second quarter was 4.2% compared with 8.4% for the 2014 second quarter and 4.8% for the 2015 first six months compared with 8.3% for the 2014 first six months. The results reflected weakness in the land-based market due to the negative impact of the reduced oilfield service activity levels, production issues and modest weakness in the marine oilfield service market, as well as the $1,111,000 severance charge in the 2015 first quarter in response to the reduced activity in manufacturing in the land-based market.

General Corporate Expenses

General corporate expenses for the 2015 second quarter were $3,899,000, a 2% increase compared with $3,807,000 for the second quarter of 2014. For the first six months of 2015, general corporate expenses were $7,474,000, a 2% increase compared with $7,327,000 for the first six months of 2014.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $91,000 for the 2015 second quarter compared with a net gain of $527,000 for the 2014 second quarter. For the 2015 first six months, the Company reported a net gain on disposition of assets of $1,646,000 compared with a net gain of $578,000 for the first six months of 2014. The net gains were predominantly from the sale or retirement of marine equipment and the sale of the assets of a small diesel engine services product line in the 2015 first quarter.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2015 compared with the three months and six months ended June 30, 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Other income (expense)	$(303)	$123	─	$(243)	$(113)	115%
Noncontrolling interests	$(301)	$(919)	(67)%	$(634)	$(1,684)	(62)%
Interest expense	$(4,759)	$(5,469)	(13)%	$(10,009)	$(11,087)	(10)%

Interest Expense

Interest expense for the 2015 second quarter and first six months decreased 13% and 10%, respectively, compared with the 2014 second quarter and first six months.  During the 2015 and 2014 second quarters, the average debt and average interest rate (excluding capitalized interest) were $795,549,000 and 2.7%, and $677,389,000 and 3.2%, respectively. For the first six months of 2015 and 2014, the average debt and average interest rate (excluding capitalized interest) were $795,887,000 and 2.8%, and $705,836,000 and 3.1%, respectively.  Interest expense for the 2015 second quarter and first six months excludes capitalized interest of $679,000 and $1,289,000, respectively.  No interest was capitalized for the six months ended June 30, 2014.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2015 were $4,154,503,000 compared with $4,141,909,000 as of December 31, 2014. The following table sets forth the significant components of the balance sheet as of June 30, 2015 compared with December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014	% Change
Assets:
Current assets	$676,626	$803,154	(16)%
Property and equipment, net	2,731,659	2,589,498	5
Goodwill	591,405	591,405	─
Other assets	154,813	157,852	(2)
	$4,154,503	$4,141,909	─ %
Liabilities and stockholders’ equity:
Current liabilities	$387,789	$594,027	(35)%
Long-term debt – less current portion	808,300	600,000	35
Deferred income taxes	614,065	595,769	3
Other long-term liabilities	88,506	87,200	1
Total equity	2,255,843	2,264,913	─
	$4,154,503	$4,141,909	─ %

Current assets as of June 30, 2015 decreased 16% compared with December 31, 2014. Trade accounts receivable decreased 19%, primarily a reflection of the decrease in revenues for the 2015 second quarter compared with the fourth quarter of 2014 in the marine transportation segment and the diesel engine services segment. Other accounts receivable decreased 20%, primarily due to a $13,460,000 decrease in income taxes receivable for income taxes overpaid in the 2014 fourth quarter.  Inventory decreased 1% due to the sale of inventory purchased in 2014 for 2015 projects, partially offset by increases in the land-based inventory due to lower activity levels and parts ordered prior to customer order cancelations or delays.

Property and equipment, net of accumulated depreciation, at June 30, 2015 increased 5% compared with December 31, 2014. The increase reflected $190,152,000 of capital expenditures for the 2015 first six months, more fully described under Capital Expenditures below, and $41,250,000 for the purchase of six inland pressure tank barges, less $88,315,000 of depreciation expense for the first six months of 2015 and $926,000 of property disposals during the 2015 first six months.

Other assets at June 30, 2015 decreased 2% compared with December 31, 2014 primarily due to amortization of intangibles other than goodwill and amortization of deferred major maintenance drydock expenditures on ocean-going vessels, net of major maintenance drydock expenditures for the 2015 first six months.

Current liabilities as of June 30, 2015 decreased 35% compared with December 31, 2014. The decrease in the current portion of long-term debt at June 30, 2015 reflected the reclassification of the balance of the revolving credit facility as long-term debt as the Company extended the maturity date of its revolving credit agreement to April 30, 2020.  Accounts payable decreased 27% primarily due to decreased business activity levels in the land-based diesel engine services market.  Accrued liabilities decreased 10%, primarily from payment during the 2015 first six months of employee incentive compensation accrued during 2014. Deferred revenues decreased 15%, primarily reflecting decreased business activity levels in the land-based diesel engine services market.

Long-term debt, less current portion, as of June 30, 2015 increased 35% compared with December 31, 2014, reflecting net borrowings of $91,600,000 on the revolving credit facility during the 2015 first six months and the reclassification of the current portion of the revolving credit facility to long-term debt, as the revolving credit facility was refinanced on April 30, 2015.  The borrowings on the revolving credit facility were used primarily to finance treasury stock purchases of $138,851,000 and the purchase of six inland pressure tank barges for $41,250,000 in February 2015.

Deferred income taxes as of June 30, 2015 increased 3% compared with December 31, 2014. The increase was primarily due to the 2015 first six months deferred tax provision of $13,801,000.

Other long-term liabilities as of June 30, 2015 increased 1% compared with December 31, 2014. The increase was primarily due to the accrual of pension expense during the 2015 first six months.

Total equity as of June 30, 2015 decreased $9,070,000 compared with December 31, 2014. The decrease was primarily the result of a $132,110,000 increase in treasury stock, partially offset by $119,153,000 of net earnings attributable to Kirby for the first six months of 2015 and an increase in additional paid-in capital due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in treasury stock was attributable to purchases during the 2015 six months of $138,851,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock.

Long-Term Financing

On April 30, 2015, the Company entered into a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.125% over  the London Interbank Offered Rate (“LIBOR”) or 0.125% over an alternate base rate calculated with reference to the agent bank's prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.15%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. On April 30, 2015, proceeds from the Revolving Credit Facility were used to refinance the outstanding balance of the Company’s previous $325,000,000 unsecured revolving credit facility and the term loan described below.  As of June 30, 2015, the Company was in compliance with all Revolving Credit Facility covenants and had $308,300,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,631,000 as of June 30, 2015.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of June 30, 2015, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as June 30, 2015. Outstanding letters of credit under the Credit Line were $1,194,000 as of June 30, 2015.

Until April 30, 2015, the Company had a term loan with a group of commercial banks, with Wells Fargo Bank, National Association as the administrative agent bank, with a maturity date of July 1, 2016. On April 30, 2015, the $100,000,000 outstanding balance of the term loan was refinanced with proceeds from the Revolving Credit Facility. The term loan provided for a $540,000,000 five-year unsecured term loan facility with a variable interest rate based on LIBOR or the Alternate Base Rate. The interest rate spread varied with the Company’s senior debt rating and, for the year 2014 through April 29, 2015, was 1.5% over LIBOR or 0.5% over the Alternate Base Rate. The outstanding balance of the term loan was subject to quarterly amortization in increasing amounts and was prepayable, in whole or in part, without penalty. The term loan contained certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the term loan contained covenants that, subject to exceptions, restricted debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business.

Capital Expenditures

Capital expenditures for the 2015 first six months were $190,152,000, including $60,285,000 for inland tank barge and towboat construction, $50,676,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in late 2015 and one in the first half of 2016, $220,000 for progress payments on the construction of two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the 2016 second half and one in the 2017 first half, and $78,971,000 primarily for upgrading of the existing marine transportation equipment and facilities and diesel engine service facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015. Capital expenditures for the 2014 first six months were $163,299,000, of which $57,456,000 was for construction of new inland tank barges and towboats, $26,909,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in late 2015 and one in the first half of 2016, and $78,934,000 primarily for upgrading of existing marine transportation equipment and facilities and diesel engine service facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. Financing of the construction of the inland tank barges and towboats and the coastal tank barge and tugboat units and purchase of the six inland pressure tank barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2015 first six months, the Company took delivery of 35 new inland tank barges with a total capacity of approximately 461,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000  barrels and retired 13 inland tank barges, reducing its capacity by approximately 221,000 barrels. As a result, the Company added a net 28 inland tank barges and approximately 337,000 barrels of capacity during the first half of 2015.

The Company projects that capital expenditures for 2015 will be in the $315,000,000 to $325,000,000 range. The 2015 construction program will consist of 38 inland tank barges with a total capacity of 547,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in late 2015 and first half of 2016 and progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the 2016 second half and the 2017 first half. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $70,000,000 and 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $95,000,000. The balance of approximately $150,000,000 to $160,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2015 second quarter, the Company purchased 531,000 shares of its common stock for $40,840,000, for an average price of $76.99 per share.   For the first six months of 2015, the Company purchased 1,783,000 shares of its common stock for $138,851,000, for an average price of $77.89 per share.  The common stock was purchased through a combination of discretionary purchases and purchases pursuant to stock trading plans entered into with brokerage firms pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). From July 1, 2015 to July 23, 2015, the Company purchased 477,000 shares of its common stock for $36,365,000, for an average price of $76.20 per share pursuant to a stock trading plan that was completed on July 23, 2015.  As of August 6, 2015, the Company had approximately 2,502,000 shares available under its existing repurchase authorizations. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $245,918,000 during the 2015 first six months compared with $251,408,000 generated during the first six months of 2014. The 2015 first six months experienced a net increase in cash flows from changes in operating assets and liabilities of $4,058,000 compared with a net increase in the 2014 first six months of $3,218,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 6, 2015, $247,994,000 under its Revolving Credit Facility and $206,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $550,000,000 and expires April 30, 2020. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $28,489,000 at June 30, 2015, including $8,125,000 in letters of credit and $20,364,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion of legal proceedings in Note 11 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report is incorporated by reference into this Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1 – April 30, 2015	—	$—	—	—
May 1 – May 31, 2015	93,000	$77.18	—	—
June 1 – June 30, 2015	438,000	$76.94	—	—
Total	531,000	$76.99	—	—

Purchases of 177,000 shares of the Company’s common stock in June 2015 were made pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Exchange Act. The plan was entered into pursuant to authorization by the Board of Directors to repurchase up to $50,000,000 of the Company’s common stock pursuant to Rule 10b5-1.  Purchases under the plan were completed in July 2015.

Purchases of 354,000 shares of the Company’s common stock from May 26 through June 11, 2015 were made pursuant to a discretionary authorization. The Company’s total remaining repurchase authorization as of August 6, 2015 was 2,502,000 shares.

Item 6.	Exhibits
10.1†*	–	2000 Nonemployee Director Stock Plan
10.2†*	–	2005 Stock and Incentive Plan
10.3†*	–	Nonemployee Director Compensation Program
31.1*	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32*	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS**	–	XBRL Instance Document
101.SCH**	–	XBRL Taxonomy Extension Schema Document
101.CAL**	–	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	–	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	–	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	–	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ C. ANDREW SMITH
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
Dated: August 7, 2015