Form 10-Q
period 2015-09-30
KIRBY CORP
filed 2015-11-05
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 4, 2015 was 54,009,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2015	December 31, 2014
	($ in thousands)
Current assets:
Cash and cash equivalents	$2,515	$24,299
Accounts receivable:
Trade – less allowance for doubtful accounts	321,725	417,325
Other	90,035	115,598
Inventories – net	185,938	192,354
Prepaid expenses and other current assets	58,256	43,016
Deferred income taxes	12,511	10,562

Total current assets	670,980	803,154

Property and equipment	4,004,022	3,717,398
Less accumulated depreciation	(1,249,661)	(1,127,900)

Property and equipment – net	2,754,361	2,589,498

Goodwill	588,241	591,405
Other assets	152,357	157,852

Total assets	$4,165,939	$4,141,909

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2015	December 31, 2014
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$—	$116,700
Income taxes payable	1,669	3,470
Accounts payable	158,154	222,020
Accrued liabilities	191,097	201,033
Deferred revenues	39,422	50,804

Total current liabilities	390,342	594,027

Long-term debt – less current portion	810,448	600,000
Deferred income taxes	620,320	595,769
Other long-term liabilities	91,151	87,200

Total long-term liabilities	1,521,919	1,282,969

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	432,132	428,475
Accumulated other comprehensive income – net	(56,316)	(61,037)
Retained earnings	2,150,142	1,974,146
Treasury stock – at cost, 5,415,000 at September 30, 2015 and 2,906,000 at December 31, 2014	(289,165)	(93,526)
Total Kirby stockholders’ equity	2,242,771	2,254,036
Noncontrolling interests	10,907	10,877
Total equity	2,253,678	2,264,913

Total liabilities and equity	$4,165,939	$4,141,909

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$418,343	$448,744	$1,263,301	$1,341,260
Diesel engine services	114,222	231,977	400,093	556,761
Total revenues	532,565	680,721	1,663,394	1,898,021

Costs and expenses:
Costs of sales and operating expenses	333,115	457,177	1,061,641	1,243,866
Selling, general and administrative	48,759	49,331	148,968	154,994
Taxes, other than on income	5,482	3,701	15,405	12,905
Depreciation and amortization	49,759	42,433	142,350	124,876
Loss (gain) on disposition of assets	400	(47)	(1,246)	(625)
Total costs and expenses	437,515	552,595	1,367,118	1,536,016

Operating income	95,050	128,126	296,276	362,005
Other income (expense)	22	27	(221)	(86)
Interest expense	(4,449)	(5,225)	(14,458)	(16,312)

Earnings before taxes on income	90,623	122,928	281,597	345,607
Provision for taxes on income	(33,512)	(45,715)	(104,699)	(129,472)

Net earnings	57,111	77,213	176,898	216,135
Less: Net earnings attributable to noncontrolling interests	(268)	(496)	(902)	(2,180)

Net earnings attributable to Kirby	$56,843	$76,717	$175,996	$213,955

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.04	$1.34	$3.18	$3.75
Diluted	$1.04	$1.34	$3.17	$3.74

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	($ in thousands)

Net earnings	$57,111	$77,213	$176,898	$216,135
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	1,074	11	4,640	479
Foreign currency translation adjustments	49	(16)	81	(24)
Change in fair value of derivative instruments	─	─	─	84
Total other comprehensive income (loss), net of taxes	1,123	(5)	4,721	539

Total comprehensive income, net of taxes	58,234	77,208	181,619	216,674
Net earnings attributable to noncontrolling interests	(268)	(496)	(902)	(2,180)

Comprehensive income attributable to Kirby	$57,966	$76,712	$180,717	$214,494

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net earnings	$176,898	$216,135
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	142,350	124,876
Provision for deferred income taxes	19,722	30,727
Amortization of unearned share-based compensation	8,378	8,824
Amortization of major maintenance costs	17,160	11,874
Other	844	(536)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	12,117	(66,335)
Net cash provided by operating activities	377,469	325,565

Cash flows from investing activities:
Capital expenditures	(265,202)	(234,098)
Acquisitions of marine equipment	(41,250)	(6,500)
Proceeds from disposition of assets	13,102	8,139
Net cash used in investing activities	(293,350)	(232,459)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	192,398	8,200
Payments on long-term debt	(100,000)	(108,000)
Proceeds from exercise of stock options	3,712	7,410
Purchase of treasury stock	(202,155)	─
Payment of contingent liability	─	(4,756)
Excess tax benefit from equity compensation plans	1,015	6,136
Other	(873)	(2,434)
Net cash used in financing activities	(105,903)	(93,444)
Decrease in cash and cash equivalents	(21,784)	(338)

Cash and cash equivalents, beginning of year	24,299	4,022
Cash and cash equivalents, end of period	$2,515	$3,684

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$19,476	$18,375
Income taxes	$68,952	$84,983

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 requires retrospective application and is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company will adopt the standard in the first quarter of 2016 and does not expect the effect of ASU 2015-03 to have a material impact on the Company’s consolidated financial statements.

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

(3)	INVENTORIES

The following table presents the details of inventories as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$157,463	$179,760
Work in process	28,475	12,594
	$185,938	$192,354

(4)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at September 30, 2015 and December 31, 2014 was $805,127,000 and $705,215,000, respectively, which differs from the carrying amounts of $810,448,000 and $716,700,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2015, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Compensation cost	$3,127	$3,551	$8,378	$8,824
Income tax benefit	$1,161	$1,329	$3,125	$3,327

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The options have seven year terms and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At September 30, 2015, 2,327,771 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2015:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2014	322,956		$69.95
Granted	114,894		$74.99
Exercised	─	$	─
Forfeited	(7,418)		$86.28
Outstanding at September 30, 2015	430,432		$71.01

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$31.35 - $ 36.35	16,910	1.4	$32.82		16,910	$32.82
$46.74	56,629	2.3	$46.74		56,629	$46.74
$65.28 - $ 74.99	283,963	4.9	$70.98		141,669	$67.90
$93.64 - $ 96.85	35,763	5.3	$94.27		11,921	$94.27
$101.46 - $114.11	37,167	5.5	$103.22		12,389	$103.22
$31.35 -$114.11	430,432	4.5	$71.01	$1,354,000	239,518	$63.56	$1,354,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	321,453	$71.04
Granted	122,740	$75.04
Vested	(113,788)	$60.74
Forfeited	(17,041)	$81.98
Nonvested balance at September 30, 2015	313,364	$75.75

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2015, 541,038 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2015:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	298,334		$60.01
Granted	─	$	─
Exercised	(77,905)		$47.65
Outstanding at September 30, 2015	220,429		$64.37

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 - $36.82	30,000	2.2	$33.60		30,000	$33.60
$41.24 - $56.45	71,276	4.6	$52.34		71,276	$52.34
$61.89 - $62.48	41,153	6.7	$62.34		41,153	$62.34
$75.17 - $99.52	78,000	7.5	$88.28		78,000	$88.28
$29.60 - $99.52	220,429	5.7	$64.37	$1,536,000	220,429	$64.37	$1,536,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	292	$99.52
Granted	18,843	$79.46
Vested	(858)	$86.29
Nonvested balance at September 30, 2015	18,277	$79.46

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,555,000 and $11,624,000 for the nine months ended September 30, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $953,000 and $4,382,000 for the nine months ended September 30, 2015 and 2014, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $9,055,000 and $14,021,000 for the nine months ended September 30, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,378,000 and $5,286,000 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $3,580,000 of unrecognized compensation cost related to nonvested stock options and $19,042,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.5 years and restricted stock over approximately 3.0 years. The total fair value of options vested was $2,194,000 and $2,103,000 during the nine months ended September 30, 2015 and 2014, respectively. The fair value of the restricted stock vested was $9,055,000 and $14,021,000 for the nine months ended September 30, 2015 and 2014, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $25.18 and $36.05, respectively. The fair value of the stock options granted during the nine months ended September 30, 2015 and 2014 was $2,893,000 and $4,226,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months ended September 30,
	2015	2014
Dividend yield	None	None
Average risk-free interest rate	1.3%	2.0%
Stock price volatility	33%	33%
Estimated option term	Six years	Six or seven years

(6)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,740	$(668)	$1,072	$17	$(6)	$11
Actuarial gains	2	—	2	1	(1)	—
Foreign currency translation adjustments	49	—	49	(16)	—	(16)
Change in fair value of derivative instruments (b):
Reclassified to net earnings	—	—	—	—	—	—
Total	$1,791	$(668)	$1,123	$2	$(7)	$(5)

	Nine months ended September 30,
	2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$5,226	$(2,000)	$3,226	$52	$(19)	$33
Actuarial gains	2,295	(881)	1,414	722	(276)	446
Foreign currency translation adjustments	81	—	81	(24)	—	(24)
Change in fair value of derivative instruments (b):
Reclassified to net earnings	—	—	—	146	(62)	84
Total	$7,602	$(2,881)	$4,721	$896	$(357)	$539

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of sales and operating expenses.

(7)	SEGMENT DATA

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

Diesel Engine Services — Provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield services market.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment sales for the three months and nine months ended September 30, 2015 and 2014 were not significant.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2015 and 2014 and total assets as of September 30, 2015 and December 31, 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Marine transportation	$418,343	$448,744	$1,263,301	$1,341,260
Diesel engine services	114,222	231,977	400,093	556,761
	$532,565	$680,721	$1,663,394	$1,898,021
Segment profit (loss):
Marine transportation	$93,650	$112,141	$286,930	$325,660
Diesel engine services	5,611	20,027	19,385	47,136
Other	(8,638)	(9,240)	(24,718)	(27,189)
	$90,623	$122,928	$281,597	$345,607

	September 30, 2015	December 31, 2014
Total assets:
Marine transportation	$3,443,971	$3,317,696
Diesel engine services	674,187	736,129
Other	47,781	88,084
	$4,165,939	$4,141,909

On September 30, 2015, the Company signed an asset purchase agreement to sell substantially all of the net assets of UE Compression LLC (“UEC”), a subsidiary of the Company that is a manufacturer and packager of custom compression systems.   The transaction closed in the 2015 fourth quarter.   The sales price is subject to post-closing adjustments and is approximately equal to the book value of the net assets to be sold.

The assets and liabilities to be sold have been classified as held for sale as of September 30, 2015 and are part of the diesel engine services segment.   As of September 30, 2015, assets held for sale of $18,415,000 are classified as part of prepaid expenses and other current assets and liabilities held for sale of $6,158,000 are classified as part of accrued liabilities.

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
General corporate expenses	$(3,811)	$(4,089)	$(11,285)	$(11,416)
Gain (loss) on disposition of assets	(400)	47	1,246	625
Interest expense	(4,449)	(5,225)	(14,458)	(16,312)
Other income (expense)	22	27	(221)	(86)
	$(8,638)	$(9,240)	$(24,718)	$(27,189)

The following table presents the details of “Other” total assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
General corporate assets	$45,812	$85,545
Investment in affiliates	1,969	2,539
	$47,781	$88,084

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Earnings before taxes on income – United States	$90,623	$122,928	$281,597	$345,607
Provision for taxes on income:
Federal:
Current	$24,671	$25,558	$75,937	$86,725
Deferred	6,221	16,314	20,622	30,727
State and local	2,620	3,843	8,140	12,020
	$33,512	$45,715	$104,699	$129,472

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share of common stock for the three months and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net earnings attributable to Kirby	$56,843	$76,717	$175,996	$213,955
Undistributed earnings allocated to restricted shares	(347)	(449)	(1,044)	(1,255)
Income available to Kirby common stockholders - basic	56,496	76,268	174,952	212,700
Undistributed earnings allocated to restricted shares	347	449	1,044	1,255
Undistributed earnings reallocated to restricted shares	(347)	(447)	(1,042)	(1,250)
Income available to Kirby common stockholders - diluted	$56,496	$76,270	$174,954	$212,705

Shares outstanding:
Weighted average common stock issued and outstanding	54,721	57,059	55,414	56,992
Weighted average unvested restricted stock	(335)	(334)	(329)	(334)
Weighted average common stock outstanding - basic	54,386	56,725	55,085	56,658
Dilutive effect of stock options	86	194	108	200
Weighted average common stock outstanding - diluted	54,472	56,919	55,193	56,858

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.04	$1.34	$3.18	$3.75
Diluted	$1.04	$1.34	$3.17	$3.74

Certain outstanding options to purchase approximately 227,000 and 46,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2015 and 2014, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution of up to $10,000,000 to its pension plan prior to December 31, 2015 to fund its 2015 pension plan obligations.  As of September 30, 2015, no 2015 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3,673	$2,660	$—	$—
Interest cost	3,327	3,208	16	18
Expected return on plan assets	(4,481)	(4,712)	—	—
Amortization of actuarial loss	1,932	175	7	4
Net periodic benefit cost	$4,451	$1,331	$23	$22

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$11,020	$7,983	$—	$—
Interest cost	9,983	9,629	48	55
Expected return on plan assets	(13,449)	(14,143)	—	—
Amortization of actuarial loss	5,799	526	21	12
Net periodic benefit cost	$13,353	$3,995	$69	$67

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	9	27	27	82
Amortization of actuarial gain	(199)	(162)	(594)	(486)
Net periodic benefit cost	$(190)	$(135)	$(567)	$(404)

(11)	CONTINGENCIES

On March 22, 2014, two tank barges and a towboat (the M/V Miss Susan), owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The United States Coast Guard and the National Transportation Safety Board named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

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

In June 2011, the Company as well as three other companies received correspondence from the United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. Since 2005, four named Potentially Responsible Parties (“PRPs”) have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information provided by the PRPs indicates that approximately $9,943,000 was incurred in connection with the cleanup effort.  The EPA has incurred  oversight costs of approximately $2,258,000. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. The Company has filed responsive pleadings in this matter and believes it has accrued an adequate reserve based on the information provided by the plaintiffs to date. The EPA has issued notice letters under Section 107(a) of CERCLA to the Company and other nonparticipating PRPs to initiate settlement negotiations of EPA’s claim for its past costs for the Site.  The Company and other nonparticipating PRPs continue to discuss resolution of this matter with EPA and the Gulfco Restoration Group.

The Company is also involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s business or financial condition. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,519,000 at September 30, 2015, including $6,643,000 in letters of credit and $16,876,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornadoes, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average number of common stock outstanding - diluted	54,472	56,919	55,193	56,858

The decrease in the weighted average number of common shares for the 2015 third quarter and first nine months compared with the 2014 third quarter and first nine months primarily reflected common stock repurchases in the 2014 fourth quarter and the 2015 first nine months, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2015, the Company operated a fleet of 899 inland tank barges with 17.9 million barrels of capacity, and operated an average of 246 inland towboats during the 2015 third quarter. The Company’s coastal fleet consisted of 69 tank barges with 5.9 million barrels of capacity and 73 coastal tugboats. The Company also owns and operates six offshore dry-bulk barges and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade.  Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions, pumps and compression products, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based pressure pumping and oilfield services market.

For the 2015 third quarter, net earnings attributable to Kirby were $56,843,000, or $1.04 per share, on revenues of $532,565,000, compared with 2014 third quarter net earnings attributable to Kirby of $76,717,000, or $1.34 per share, on revenues of $680,721,000. For the 2015 first nine months, net earnings attributable to Kirby were $175,996,000, or $3.17 per share, on revenues of $1,663,394,000, compared with 2014 first nine months net earnings attributable to Kirby of $213,955,000, or $3.74 per share, on revenues of $1,898,021,000.

Marine Transportation

For the 2015 third quarter and first nine months, the Company’s marine transportation segment generated 79% and 76%, respectively, of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The marine transportation segment’s revenues for the 2015 third quarter and first nine months decreased 7% and 6%, respectively, compared with the 2014 third quarter and first nine months.  The decreases were primarily due to a decline in the average cost of marine diesel fuel for the 2015 third quarter and first nine months of 38% and 36%, respectively, which is largely passed through to the customer.  Also, a heavier coastal marine shipyard schedule and lower inland marine transportation term and spot contract rates contributed to the year over year decline in revenues.  The segment’s operating income for the 2015 third quarter and first nine months decreased 16% and 12%, respectively, compared with the 2014 third quarter and first nine months.  The decreases were primarily due to higher labor costs, including pension expense for inland marine vessel employees, higher shipyard activity on coastal equipment, the impact of fuel price adjustments on inland marine affreightment contracts and higher depreciation expense and amortization of major maintenance costs on coastal equipment.  For the 2015 and 2014 third quarters, the inland tank barge fleet contributed 68% and 67%, respectively, and the coastal fleet contributed 32% and 33%, respectively, of marine transportation revenues.  For the 2015 and 2014 first nine months, the inland tank barge fleet contributed 68% and the coastal fleet contributed 32% of marine transportation revenues.

The Company’s inland marine transportation markets reflected continued stable levels of demand with tank barge utilization levels of petrochemicals, refined petroleum products and black oil in the 90% to 95% range in the 2015 and 2014 third quarters and first nine months.  Demand for barges moving crude oil and natural gas condensate during the 2015 third quarter was lower compared with the 2014 third quarter, however, the Company was successful in moving barges from that trade to other markets.  Inland marine transportation operating conditions were challenging during the 2015 third quarter due to scheduled lock closures along the Gulf Intracoastal Waterway and high water conditions during the first part of the quarter.  Operating conditions were also challenging during the 2015 second quarter due to high water conditions and lock closures on the Mississippi River System, as well as strong currents at river crossings along the Gulf Intracoastal Waterway.

The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 third quarters and first nine months. Utilization levels in the coastal marine fleet reflected continued strong demand for the transportation of refined products, black oil, including crude oil and natural gas condensate, and petrochemicals.  Coastal marine transportation results were impacted in the 2015 second and third quarters due to a significant number of vessels in the shipyard for regulatory drydock maintenance.  In addition, during the 2015 third quarter the Company shortened the estimated useful lives of certain assets in the coastal fleet prior to their scheduled 2016 shipyards, resulting in a $3,499,000 increase in depreciation expense and amortization of major maintenance costs.

During the 2015 and 2014 third quarters and first nine months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contracts.  Inland time charters during the 2015 third quarter and first nine months represented 55% and 56%, respectively, of the revenues under term contracts compared with 56% in the 2014 third quarter and first nine months.

During the 2015 third quarter and first nine months, approximately 80% and 85%, respectively, of marine transportation’s coastal revenues were under term contracts and approximately 20% and 15%, respectively, were under spot contracts.  This compares to 85% under term contracts and 15% under spot contracts for the 2014 third quarter and first nine months.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2015 and 2014 third quarters and first nine months.

Rates on inland term contracts renewed in the 2015 first quarter were flat or down slightly compared with term contracts in the first quarter of 2014. Rates on 2015 second quarter inland term contract renewals decreased in the 1% to 3% average range compared with the 2014 second quarter.  Rates on inland term contracts renewed in the 2015 third quarter decreased in the 1% to 4% average range compared with term contracts in the third quarter of 2014.  Spot contract rates, which include the cost of fuel, remained at or above term contract pricing for the majority of the 2015 first nine months.  Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2015 first quarter increased in the 6% to 8% average range compared with term contracts in the 2014 first quarter. Rates on 2015 second quarter coastal term contract renewals increased in the 4% to 6% average range compared with the 2014 second quarter.  Rates on 2015 third quarter coastal term contract renewals increased in the 2% to 4% average range compared with the 2014 third quarter. Spot contract rates, which include the cost of fuel, remained above term contract rates during the 2015 first nine months.

The marine transportation operating margin was 22.4% for the 2015 third quarter compared with 25.0% for the 2014 third quarter and 22.7% for the 2015 first nine months compared with 24.3% for the 2014 first nine months.

Diesel Engine Services

For the 2015 third quarter and first nine months, the diesel engine services segment generated 21% and 24%, respectively, of the Company’s revenues.  For the 2015 third quarter and first nine months, 54% and 50% was generated from overhauls and service, 13% and 22% from manufacturing, and 33% and 28% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based pressure pumping and oilfield services industries.

Diesel engine services revenues for the 2015 third quarter and first nine months decreased 51% and 28%, respectively, and operating income decreased 72% and 59%, respectively, when compared with the third quarter and first nine months of 2014. The lower revenues in the 2015 third quarter and first nine months compared to the 2014 third quarter and first nine months were primarily due to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and decreased demand for service and distribution of parts, engines and transmissions due to the impact of the decline in the price of crude oil and decreased drilling activity. With the reduction in their activity levels, oilfield service customers in the land-based market continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment, which has led to a significant portion of the backlog being delayed into 2016.  The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.  The 2015 first quarter results included $1,111,000 of severance charges in response to the reduced activity in manufacturing in the land-based market.  The 2015 third quarter results included $702,000 of severance charges primarily in response to the reduced activity in the Gulf of Mexico oilfield services market.

The diesel engine services operating margin for the 2015 third quarter was 4.9% compared with 8.6% for the 2014 third quarter. For the 2015 first nine months, the operating margin was 4.8% compared with 8.5% for the first nine months of 2014.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2015 first nine months, with net cash provided by operating activities of $377,469,000 compared with $325,565,000 of net cash provided by operating activities for the 2014 first nine months. The 16% increase was primarily from a $17,474,000 increase in depreciation and amortization expense, a $5,286,000 increase in amortization of major maintenance costs and a $78,452,000 net increase in cash flows from changes in operating assets and liabilities, partially offset by a $39,237,000 decrease in net earnings.  In addition, during the 2015 and 2014 first nine months, the Company generated cash of $3,712,000 and $7,410,000, respectively, from proceeds from the exercise of stock options and $13,102,000 and $8,139,000, respectively, from proceeds from the disposition of assets.

For the 2015 first nine months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $265,202,000, including $66,633,000 for inland tank barge and towboat construction, $68,337,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in late 2015 and one in mid-2016, $6,853,000 for progress payments on the construction of two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $3,377,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $1,600,000 for a progress payment on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017, and $118,402,000 primarily for upgrading existing marine transportation equipment and facilities and diesel engine services facilities.  The Company purchased six inland pressure tank barges for $41,250,000 in February 2015.  Cash generated and borrowings under the Company’s revolving credit facility in the 2015 first nine months were also used for the repurchase of 2,675,000 shares of the Company’s common stock for $202,155,000 and to refinance the $100,000,000 outstanding under its term loan agreement.  The Company’s debt-to-capitalization ratio increased to 26.4% at September 30, 2015 from 24.0% at December 31, 2014.  The increase was primarily due to an increase of $93,748,000 in outstanding debt and a decrease in total equity of $11,235,000.  The decrease in total equity was primarily due to treasury stock purchases of $202,155,000, which was partially offset by net earnings attributable to Kirby for the 2015 first nine months of $175,996,000, exercise of stock options and the amortization of unearned equity compensation.  As of September 30, 2015, the Company had $310,448,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding.

During the 2015 first nine months, the Company's inland marine transportation operations took delivery of 35 new inland tank barges with a total capacity of approximately 461,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000 barrels and retired 17 inland tank barges, returned eight leased inland tank barges and transferred one coastal certificated inland tank barge into the coastal fleet, reducing its capacity by approximately 399,000 barrels. As a result, the Company added a net 15 inland tank barges and approximately 159,000 barrels of capacity during the first nine months of 2015.

The Company projects that capital expenditures for 2015 will be in the $320,000,000 to $330,000,000 range. The 2015 construction program will consist of 38 inland tank barges with a total capacity of 547,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in late 2015 and mid-2016, progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the second half of 2016 and the 2017 first half, progress payments on the construction of two 4900 horsepower coastal tugboats and progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $71,000,000, 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $89,000,000 and 2015 progress payments on the construction of the two 4900 horsepower coastal tugboats and the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $12,000,000. The balance of approximately $148,000,000 to $158,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Petrochemical, black oil and refined petroleum products inland tank barge utilization levels remained stable during the 2015 first nine months, in the 90% to 95% range. The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout the 2015 first nine months, thereby producing stable marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil and refined petroleum products markets also remained stable throughout the 2015 first nine months, primarily due to continued high United States refinery utilization levels, aided by lower crude oil prices, higher vehicle miles driven and the export of refined petroleum products and heavy fuel oils. The Company’s black oil market did reflect continued softness in the movement of crude oil and natural gas condensate and the Company was successful in moving barges from that trade to other markets.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, older yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Numerous United States producers have announced plans for plant capacity expansions and the reopening of idled petrochemical facilities, the majority of which are expected to be completed by the end of 2017. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s inland petrochemical, black oil and refined petroleum products tank barge fleet utilization levels being consistently in the 90% to 95% range and any increased production from current facilities, plant expansions or the reopening of idled facilities should drive feedstock and production volumes higher, in turn leading to higher tank barge demand and higher term and spot contract pricing, which could be mitigated by additional tank barge capacity.

Uncertainty in future crude oil volumes to be moved by tank barge and additional pipelines, coupled with the large number of 30,000 barrel tank barges built during the last several years, has currently resulted in some excess industry-wide tank barge capacity.  This extra capacity has placed inland tank barge term contract rates for 30,000 barrel tank barges under some pressure.  The Company’s inland term contract rates renewed in the 2015 first quarter were flat or down slightly compared with term contract rates in the 2014 first quarter.  Second quarter 2015 inland term contract renewals decreased in the 1% to 3% average range compared with the 2014 second quarter and third quarter 2015 inland term contract renewals decreased in the 1% to 4% average range compared with the 2014 third quarter.  Spot contract rates, which include the cost of fuel, were at or above term contract rates for the majority of the 2015 first nine months.  As a result, the Company remains cautious with 2015 fourth quarter pricing expectations for the inland marine transportation markets and expects continued modest pricing pressure.  To date, the industry has generally absorbed tank barges returned from crude oil service and future tank barge demand for petrochemicals and refined products volumes could offset further declines in crude oil transportation movements, should they occur.  For the 2015 fourth quarter, the Company anticipates some negative impact on the inland marine transportation markets from challenging winter weather operating conditions and continued lock closures along the Gulf Intracoastal Waterway.

In the coastal marine transportation market, uncertainty around crude oil prices and supplies has resulted in some reluctance among certain customers to extend term contracts and this will likely lead to an increase in the number of coastal vessels operating in the spot market.  For the 2015 fourth quarter, the Company expects utilization for both the inland and coastal markets to remain in the 90% to 95% range.

As of September 30, 2015, the Company estimated there were approximately 3,750 inland tank barges in the industry fleet, of which approximately 725 were over 30 years old and approximately 300 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges. During 2014, with continued strong demand for inland petrochemical and black oil tank barges, the Company estimates approximately 300 inland tank barges were delivered. The Company estimates approximately 260 tank barges were ordered during 2014 and 2015 for delivery throughout 2015. The Company ordered 38 tank barges, of which 30 are 10,000 barrel and eight are 30,000 barrel tank barges. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization levels, as well as term and spot contract rates.

As of September 30, 2015, the Company estimated there were approximately 270 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 45 of those were over 30 years old. The Company believes very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013 and one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. During 2014 and the 2015 first nine months, coastal tank barge utilization was in the 90% to 95% range. The Company has placed orders for the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in late 2015 and mid-2016, two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the second half of 2016 and the 2017 first half, one 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and two 4900 horsepower coastal tugboats.  The Company is also aware of 13 announced coastal tank barge and tugboat units to be constructed by competitors for delivery in 2015, 2016 and 2017. The Company expects stable utilization in its coastal markets in the 2015 fourth quarter as demand for refined petroleum products continues to be strong and positively impacted with the heating oil season along the East Coast.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oil and gas service companies, the Company’s land-based customers during the 2015 first nine months continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment into 2016.  Also, inbound orders for the manufacturing of oilfield service equipment have essentially stopped and the remanufacturing of pressure pumping units has declined significantly. The distribution portion of the land-based market, including parts, engine and transmission sales and service, is at depressed levels.  The Company has taken aggressive measures to reduce costs, including reducing the staffing level in the land-based manufacturing area by approximately 40%.  The Company anticipates its land-based market will generate an operating loss for the 2015 fourth quarter.

For the marine diesel engine services market, given the positive inland and coastal marine transportation markets, service activity levels should remain stable during the 2015 fourth quarter, but continued weakness is expected in the Gulf of Mexico oilfield services market.  The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Results of Operations

The Company reported 2015 third quarter net earnings attributable to Kirby of $56,843,000, or $1.04 per share, on revenues of $532,565,000, compared with 2014 third quarter net earnings attributable to Kirby of $76,717,000, or $1.34 per share, on revenues of $680,721,000. Net earnings attributable to Kirby for the 2015 first nine months were $175,996,000, or $3.17 per share, on revenues of $1,663,394,000, compared with $213,955,000, or $3.74 per share, on revenues of $1,898,021,000 for the 2014 first nine months.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2015 third quarter compared with the third quarter of 2014, the first nine months of 2015 compared with the first nine months of 2014 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	%	2014	%	2015	%	2014	%
Marine transportation	$418,343	79%	$448,744	66%	$1,263,301	76%	$1,341,260	71%
Diesel engine services	114,222	21	231,977	34	400,093	24	556,761	29
	$532,565	100%	$680,721	100%	$1,663,394	100%	$1,898,021	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2015, the Company operated 899 inland tank barges, including 31 leased barges, with a total capacity of 17.9 million barrels. This compares with 870 inland tank barges operated as of September 30, 2014, including 39 leased barges, with a total capacity of 17.3 million barrels. The Company operated an average of 246 inland towboats during the 2015 third quarter, of which an average of 76 were chartered, compared with 248 during the 2014 third quarter, of which an average of 72 were chartered. The Company’s coastal tank barge fleet as of September 30, 2015 consisted of 69 tank barges, eight of which were leased, with 5.9 million barrels of capacity, and 73 tugboats, six of which were chartered. This compares with 70 coastal tank barges operated as of September 30, 2014, ten of which were leased, with 6.0 million barrels of capacity, and 76 tugboats, seven of which were chartered. As of September 30, 2015 and 2014, the Company operated six and seven, respectively, offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2015 compared with the three months and nine months ended September 30, 2014 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Marine transportation revenues	$418,343	$448,744	(7)%	$1,263,301	$1,341,260	(6)%
Costs and expenses:
Costs of sales and operating expenses	245,910	266,306	(8)	746,778	799,964	(7)
Selling, general and administrative	28,264	28,576	(1)	85,657	90,781	(6)
Taxes, other than on income	4,846	3,146	54	13,793	11,354	21
Depreciation and amortization	45,673	38,575	18	130,143	113,501	15
	324,693	336,603	(4)	976,371	1,015,600	(4)
Operating income	$93,650	$112,141	(16)%	$286,930	$325,660	(12)%
Operating margins	22.4%	25.0%		22.7%	24.3%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2015 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2015 Third Quarter Revenue Distribution	2015 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	48%	47%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	29%	31%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	21%	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Naphtha, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	2%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2015 third quarter and first nine months decreased 7% and 6%, respectively, compared with the 2014 third quarter and first nine months, primarily due to a decline in the average cost of marine diesel fuel for the 2015 third quarter and first nine months of 38% and 36%, respectively, which is largely passed through to the customer.  Also, a heavier coastal marine shipyard schedule in the 2015 second and third quarters and lower inland marine transportation term and spot contract rates contributed to the year over year decline in revenues.  For the 2015 and 2014 third quarters, the inland tank barge fleet contributed 68% and 67%, respectively, and the coastal fleet contributed 32% and 33%, respectively, of marine transportation revenues. For the 2015 and 2014 first nine months, the inland tank barge fleet contributed 68% and the coastal fleet contributed 32% of marine transportation revenues. The Company’s inland petrochemical, black oil and refined products fleets achieved consistent tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 third quarters and first nine months.

The Company’s coastal marine transportation markets reflected continued strong demand with tank barge utilization levels in the 90% to 95% range throughout the 2015 and 2014 third quarters and first nine months. Utilization levels in the coastal marine fleet reflected continued strong demand for the transportation of refined products, black oil, including crude oil and natural gas condensate, and petrochemicals. The coastal marine transportation revenues also reflected favorable term and spot contract pricing, but the results were impacted in the 2015 second and third quarters due to a significant number of vessels being in the shipyard for regulatory drydock maintenance.

The petrochemical market, the Company’s largest market, contributed 48% of marine transportation revenues for the 2015 third quarter and 47% for the first nine months, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to foreign petrochemical producers.

The black oil market, which contributed 29% of marine transportation revenues for the 2015 third quarter and 31% for the first nine months, reflected continued strong demand driven by high refinery production levels and the export of refined petroleum products and fuel oils.  Demand for crude oil and natural gas condensate movements declined during the 2015 first nine months; however, the Company was successful in moving barges from that trade to other markets.  The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 21% of marine transportation revenues for the 2015 third quarter and 19% for the first nine months, reflected continued stable demand, driven by high refinery production levels, for the movement of products in the inland and coastal markets. The refined products market was also driven by a cold winter in the Northeast that increased the demand for heating oil during the 2015 first quarter and by additional vehicle miles driven during the 2015 second and third quarters.

The agricultural chemical market, which contributed 2% of marine transportation revenues for the 2015 third quarter and 3% for the first nine months, saw typical seasonal demand for transportation of both domestically produced and imported products during the first nine months of 2015.

For the third quarter of 2015, the inland operations incurred 1,431 delay days, 40% more than the 1,020 delay days that occurred during the 2014 third quarter and 31% less than the 2,076 delay days that occurred during the 2015 second quarter. For the first nine months of 2015, 5,885 delay days occurred, 2% less than the 6,034 delay days that occurred during the 2014 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.  Operating conditions were challenging during the 2015 third quarter due to scheduled lock closures along the Gulf Intracoastal Waterway and high water conditions during the first part of the quarter.  Operating conditions were also challenging during the 2015 second quarter due to high water conditions and lock closures on the Mississippi River System, as well as strong currents at river crossings along the Gulf Intracoastal Waterway.

During the 2015 and 2014 third quarters and first nine months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contracts.  Inland time charters during the 2015 third quarter and first nine months represented 55% and 56%, respectively, of the revenues under term contracts compared with 56% in the 2014 third quarter and first nine months.

During the 2015 third quarter and first nine months,  approximately 80% and 85%, respectively, of the marine transportation’s coastal revenues were under term contracts and approximately 20% and 15%, respectively, were under spot contracts.  This compares to 85% under term contracts and 15% under spot contracts for the 2014 third quarter and first nine months.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2015 and 2014 third quarters and first nine months.

Rates on inland term contracts renewed in the 2015 first quarter were flat or down slightly compared with term contracts in the first quarter of 2014. Rates on 2015 second quarter inland term contract renewals decreased in the 1% to 3% average range compared with the 2014 second quarter.  Rates on inland term contracts renewed in the 2015 third quarter decreased in the 1% to 4% average range compared with term contracts in the third quarter of 2014.  Spot contract rates, which include the cost of fuel, remained at or above term contract pricing for the majority of the 2015 first nine months.  Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2015 first quarter increased in the 6% to 8% average range compared with term contracts in the 2014 first quarter.  Rates on 2015 second quarter coastal term contract renewals increased in the 4% to 6% average range compared with the 2014 second quarter.  Rates on 2015 third quarter coastal term contract renewals increased in the 2% to 4% average range compared with the 2014 third quarter. Spot contract rates, which include the cost of fuel, remained above term contract rates during the 2015 first nine months.

Marine Transportation Costs and Expenses

Costs and expenses for the 2015 third quarter and first nine months decreased 4% compared with the 2014 third quarter and first nine months. Costs of sales and operating expenses for the 2015 third quarter and first nine months decreased 8% and 7%, respectively, compared with the third quarter and first nine months of 2014, reflecting a decline in the average cost of marine diesel fuel for the 2015 third quarter and first nine months of 38% and 36%, respectively, which is largely passed through to the customer.  This decrease was partially offset by higher operating labor costs due to vessel salary increases effective January 1, 2015, costs incurred for the hiring, training and preparation of new personnel to support the 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit being delivered in late 2015, increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate, and higher shipyard activity in the coastal marine transportation market in the 2015 second and third quarters.

The inland marine transportation fleet operated an average of 246 towboats during the 2015 third quarter, of which an average of 76 towboats were chartered, compared with 248 during the 2014 third quarter, of which an average of 72 towboats were chartered. During the 2015 first nine months, the inland marine transportation fleet operated an average of 249 towboats, of which an average of 79 towboats were chartered, compared with 252 towboats operated during the 2014 first nine months, of which an average of 76 were chartered.  As demand, or anticipated demand, increases or decreases as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice and high water conditions that occurred in the 2015 first and second quarters, and high water and scheduled lock closures along the Gulf Intracoastal Waterway in the 2015 third quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2015 third quarter, the inland operations consumed 10.8 million gallons of diesel fuel compared to 11.3 million gallons consumed during the 2014 third quarter. The average price per gallon of diesel fuel consumed during the 2015 third quarter was $1.91 compared with $3.10 for the 2014 third quarter. For the 2015 first nine months, the inland operations consumed 32.6 million gallons of diesel fuel compared to 33.7 million gallons consumed during the 2014 first nine months. The average price per gallon of diesel fuel consumed during the 2015 first nine months was $2.00 compared with $3.14 for the 2014 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Taxes, other than on income, for the 2015 third quarter and first nine months increased 54% and 21%, respectively, compared with the 2014 third quarter and first nine months.  The increase is mainly due to higher property taxes on marine transportation equipment and an increase in the waterways user tax rate from 20 to 29 cents per gallon of fuel effective April 1, 2015 for vessels engaged in trade along the inland waterways that are maintained by the United States Army Corps of Engineers.  This user tax is largely passed through to the customer.

Selling, general and administrative expenses for the 2015 third quarter and first nine months decreased 1% and 6%, respectively, compared with the 2014 third quarter and first nine months, primarily a reflection of a $2,215,000 severance charge in the 2014 first quarter and lower professional fees in the 2015 first and second quarters, partially offset by salary increases effective April 1, 2015.

Depreciation and amortization for the 2015 third quarter and first nine months increased 18% and 15%, respectively, compared with the 2014 third quarter and first nine months. The increase was primarily attributable to increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as six inland pressure tank barges purchased in February 2015.  In addition, during the 2015 third quarter the Company shortened the estimated useful lives of certain assets in the coastal fleet prior to their scheduled 2016 shipyards, resulting in a $2,381,000 increase in depreciation expense.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2015 third quarter and first nine months decreased 16% and 12%, respectively, compared with the 2014 third quarter and first nine months. The operating margin was 22.4% for the 2015 third quarter compared with 25.0% for the 2014 third quarter. The operating margin for the 2015 first nine months was 22.7% compared with 24.3% for the 2014 first nine months. The results reflected continued stable demand across the majority of the Company’s inland and coastal markets, but the 2015 third quarter and first nine months were negatively impacted by higher operating labor costs due to vessel salary increases effective January 1, 2015, costs incurred for the hiring, training and preparation of new vessel personnel to support the 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit being delivered in late 2015, increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate, lower inland marine transportation term and spot contract rates, the impact of fuel price adjustments on inland marine affreightment contracts, higher coastal marine transportation depreciation expense and amortization of major maintenance costs in the 2015 third quarter, and higher shipyard activity in the coastal marine transportation fleet in the 2015 second and third quarters.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps and compression products, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and entire reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based oilfield services market.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2015 compared with the three months and nine months ended September 30, 2014 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2015	% Change	2015	2014	% Change
Diesel engine services revenues	$114,222	$231,977	(51)%	$400,093	$556,761	(28)%

Costs and expenses:
Costs of sales and operating expenses	87,205	190,871	(54)	314,863	443,902	(29)
Selling, general and administrative	17,692	17,680	—	55,027	55,724	(1)
Taxes, other than on income	624	543	15	1,571	1,515	4
Depreciation and amortization	3,090	2,856	8	9,247	8,484	9
	108,611	211,950	(49)	380,708	509,625	(25)
Operating income	$5,611	$20,027	(72)%	$19,385	$47,136	(59)%
Operating margins	4.9%	8.6%		4.8%	8.5%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2015 third quarter and first nine months and the customers for each market:

Markets Serviced	2015 Third Quarter Revenue Distribution	2015 Nine Months Revenue Distribution	Customers
Land-Based	61%	63%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, Compression, On-Highway Transportation

Marine	29%	28%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lake Ore Carriers

Power Generation	10%	9%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2015 third quarter and first nine months decreased 51% and 28%, respectively, compared with the 2014 third quarter and first nine months, primarily due to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and for decreased demand for service and distribution of parts, engines and transmissions due to impact of the decline in the price of crude oil and decreased drilling activity.  With the reduction in their activity levels, oilfield service customers in the land-based market continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment, which has led to a significant portion of the backlog being delayed into 2016.  The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2015 third quarter and first nine months decreased 49% and 25%, respectively, compared with the 2014 third quarter and first nine months.  Costs of sales and operating expenses for the 2015 third quarter and first nine months decreased 54% and 29%, respectively, compared with the third quarter and first nine months of 2014, reflecting a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured and remanufactured and a decline in the sale and service of land-based engines, transmissions and parts.  The 2015 first quarter reflected the completion of the manufacturing of pressure pumping units in backlog from 2014. Units carried over from 2014 which incurred delays and production issues negatively impacted the profitability in the 2015 first quarter.  The 2015 first quarter selling, general and administrative expenses included a severance charge of $1,111,000 in response to the reduced activity in manufacturing in the land-based market, and in the 2015 third quarter a $702,000 severance charge in response to reduced activity in the Gulf of Mexico oilfield services market.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for the 2015 third quarter decreased 72% compared with the 2014 third quarter.  For the 2015 first nine months, diesel engine services operating income decreased 59% compared with the 2014 first nine months. The operating margin for the 2015 third quarter was 4.9% compared with 8.6% for the 2014 third quarter and 4.8% for the 2015 first nine months compared with 8.5% for the 2014 first nine months. The results reflected weakness in the land-based market due to the negative impact of the reduced oilfield service activity levels, production issues and weakness in the Gulf of Mexico oilfield services market, as well as the $1,111,000 severance charge in the 2015 first quarter in response to the reduced activity in manufacturing in the land-based market and in the 2015 third quarter a $702,000 severance charge in response to reduced activity in the Gulf of Mexico oilfield services market.

General Corporate Expenses

General corporate expenses for the 2015 third quarter were $3,811,000, a 7% decrease compared with $4,089,000 for the third quarter of 2014. For the first nine months of 2015, general corporate expenses were $11,285,000, a 1% decrease compared with $11,416,000 for the first nine months of 2014.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $400,000 for the 2015 third quarter compared with a net gain of $47,000 for the 2014 third quarter. For the 2015 first nine months, the Company reported a net gain on disposition of assets of $1,246,000 compared with a net gain of $625,000 for the first nine months of 2014. The net gains and losses were predominantly from the sale or retirement of marine equipment and the sale of the assets of a small diesel engine services product line in the 2015 first quarter.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2015 compared with the three months and nine months ended September 30, 2014 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Other income (expense)	$22	$27	(19)%	$(221)	$(86)	157%
Noncontrolling interests	$(268)	$(496)	(46)%	$(902)	$(2,180)	(59)%
Interest expense	$(4,449)	$(5,225)	(15)%	$(14,458)	$(16,312)	(11)%

Interest Expense

Interest expense for the 2015 third quarter and first nine months decreased 15% and 11%, respectively, compared with the 2014 third quarter and first nine months. During the 2015 and 2014 third quarters, the average debt and average interest rate (excluding capitalized interest) were $804,400,000 and 2.6%, and $639,050,000 and 3.3%, respectively. For the first nine months of 2015 and 2014, the average debt and average interest rate (excluding capitalized interest) were $798,725,000 and 2.7%, and $683,574,000 and 3.2%, respectively.   Interest expense for the 2015 third quarter and first nine months excludes capitalized interest of $830,000 and $2,119,000, respectively.  Interest expense for the 2014 third quarter and first nine months excludes capitalized interest of $214,000.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2015 were $4,165,939,000 compared with $4,141,909,000 as of December 31, 2014. The following table sets forth the significant components of the balance sheet as of September 30, 2015 compared with December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014	% Change
Assets:
Current assets	$670,980	$803,154	(16)%
Property and equipment, net	2,754,361	2,589,498	6
Goodwill	588,241	591,405	(1)
Other assets	152,357	157,852	(3)
	$4,165,939	$4,141,909	1%
Liabilities and stockholders’ equity:
Current liabilities	$390,342	$594,027	(34)%
Long-term debt – less current portion	810,448	600,000	35
Deferred income taxes	620,320	595,769	4
Other long-term liabilities	91,151	87,200	5
Total equity	2,253,678	2,264,913	—
	$4,165,939	$4,141,909	1%

Current assets as of September 30, 2015 decreased 16% compared with December 31, 2014. Trade accounts receivable decreased 23%, primarily a reflection of the decrease in revenues for the 2015 third quarter compared with the fourth quarter of 2014 in the marine transportation segment and the diesel engine services segment. Other accounts receivable decreased 22%, primarily due to a $16,896,000 decrease in income taxes receivable for income taxes overpaid in the 2014 fourth quarter.  Inventory decreased 3% due to the sale of inventory purchased in 2014 for 2015 projects, the sale of a small diesel engine services product line in the 2015 first quarter and classifying UEC’s inventory as held for sale.  This was partially offset by increases in the land-based inventory due to lower activity levels and parts ordered prior to customer order cancelations or delays.

Property and equipment, net of accumulated depreciation, at September 30, 2015 increased 6% compared with December 31, 2014. The increase reflected $265,202,000 of capital expenditures for the 2015 first nine months, more fully described under Capital Expenditures below, and $41,250,000 for the purchase of six inland pressure tank barges in February 2015, less $135,936,000 of depreciation expense for the first nine months of 2015, $3,820,000 of property disposals during the 2015 first nine months and classifying property of UEC as held for sale.

Goodwill at September 30, 2015 decreased 1% compared with December 31, 2014 due to the reporting of goodwill related to UEC as held for sale.

Other assets at September 30, 2015 decreased 3% compared with December 31, 2014 primarily due to the amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for the 2015 first nine months.

Current liabilities as of September 30, 2015 decreased 34% compared with December 31, 2014. The decrease in the current portion of long-term debt at September 30, 2015 reflected the reclassification of the balance of the revolving credit facility as long-term debt as the Company extended the maturity date of its revolving credit agreement to April 30, 2020.  Accounts payable decreased 29% primarily due to decreased business activity levels in the land-based diesel engine services market.  Accrued liabilities decreased 5%, primarily from payment during the 2015 first nine months of employee incentive compensation accrued during 2014.  Deferred revenues decreased 22%, primarily reflecting decreased business activity levels in the land-based diesel engine services market.

Long-term debt, less current portion, as of September 30, 2015 increased 35% compared with December 31, 2014, reflecting net borrowings of $93,748,000 on the revolving credit facility during the 2015 first nine months and the reclassification of the current portion of the revolving credit facility to long-term debt, as the revolving credit facility was refinanced on April 30, 2015.  The borrowings on the revolving credit facility were used primarily to finance treasury stock purchases of $202,155,000, to purchase six inland pressure tank barges for $41,250,000 in February 2015 and to refinance the $100,000,000 outstanding under the Company's term loan agreement on April 30, 2015.

Deferred income taxes as of September 30, 2015 increased 4% compared with December 31, 2014. The increase was primarily due to the 2015 first nine months deferred tax provision of $19,722,000.

Other long-term liabilities as of September 30, 2015 increased 5% compared with December 31, 2014. The increase was primarily due to the accrual of pension expense during the 2015 first nine months.

Total equity as of September 30, 2015 decreased $11,235,000 compared with December 31, 2014. The decrease was primarily the result of a $195,639,000 increase in treasury stock, partially offset by $175,996,000 of net earnings attributable to Kirby for the first nine months of 2015 and an increase in additional paid-in capital due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in treasury stock was attributable to purchases during the 2015 nine months of $202,155,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock.

Long-Term Financing

On April 30, 2015, the Company entered into a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank's prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. Prior to a debt rating upgrade on September 22, 2015, the variable interest rate spread was 1.125% over LIBOR or 0.125% over the Alternate Base Rate. The commitment fee was 0.15%.  The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. On April 30, 2015, proceeds from the Revolving Credit Facility were used to refinance the outstanding balance of the Company’s previous $325,000,000 unsecured revolving credit facility and the term loan described below.  As of September 30, 2015, the Company was in compliance with all Revolving Credit Facility covenants and had $310,448,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,129,000 as of September 30, 2015.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2015, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as September 30, 2015. Outstanding letters of credit under the Credit Line were $1,194,000 as of September 30, 2015.

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

Capital Expenditures

Capital expenditures for the 2015 first nine months were $265,202,000, including $66,633,000 for inland tank barge and towboat construction, $68,337,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in late 2015 and one in mid-2016, $6,853,000 for progress payments on the construction of two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $3,377,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $1,600,000 for a progress payment on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $118,402,000 primarily for upgrading of the existing marine transportation equipment and facilities and diesel engine service facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015. Capital expenditures for the 2014 first nine months were $234,098,000, of which $66,237,000 was for construction of new inland tank barges and towboats, $38,191,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one scheduled to be placed in service in late 2015 and one in mid-2016, $19,201,000 for down payments on the construction of two 155,000 barrel articulated coastal tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, and $110,469,000 primarily for upgrading of existing marine transportation equipment and facilities and diesel engine service facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. Financing of the construction of the inland tank barges and towboats, the coastal tank barge and tugboat units, the coastal tugboats, the coastal petrochemical tank barge and purchase of the six inland pressure tank barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2015 first nine months, the Company's inland marine transportation operations took delivery of 35 new inland tank barges with a total capacity of approximately 461,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000 barrels and retired 17 inland tank barges, returned eight leased inland tank barges and transferred one coastal certificated inland tank barge into the coastal fleet, reducing its capacity by approximately 399,000 barrels. As a result, the Company added a net 15 inland tank barges and approximately 159,000 barrels of capacity during the first nine months of 2015.

The Company projects that capital expenditures for 2015 will be in the $320,000,000 to $330,000,000 range. The 2015 construction program will consist of 38 inland tank barges with a total capacity of 547,000 barrels, three inland towboats, progress payments on the construction of two 185,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in late 2015 and mid-2016, progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units scheduled to be placed in service in the second half of 2016 and the 2017 first half, progress payments on the construction of two 4900 horsepower coastal tugboats and progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2015 payments on new inland tank barges and towboats will be approximately $71,000,000, 2015 progress payments on the construction of the two 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $89,000,000 and 2015 progress payments on the construction of the two 4900 horsepower coastal tugboats and the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $12,000,000. The balance of approximately $148,000,000 to $158,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During the 2015 third quarter, the Company purchased 892,000 shares of its common stock for $63,304,000, for an average price of $70.97 per share.   For the first nine months of 2015, the Company purchased 2,675,000 shares of its common stock for $202,155,000, for an average price of $75.58 per share.  The common stock was purchased through a combination of discretionary purchases and purchases pursuant to stock trading plans entered into with brokerage firms pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). From October 1, 2015 to October 30, 2015, the Company purchased 352,000 shares of its common stock for $22,644,000, for an average price of $64.33 per share pursuant to a stock trading plan that was completed on October 30, 2015.  As of November 4, 2015, the Company had approximately 1,735,000 shares available under its existing repurchase authorizations. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $377,469,000 during the 2015 first nine months compared with $325,565,000 generated during the first nine months of 2014. The 2015 first nine months experienced a net increase in cash flows from changes in operating assets and liabilities of $12,117,000 compared with a net decrease in the 2014 first nine months of $66,335,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 4, 2015, $244,868,000 under its Revolving Credit Facility and $9,069,000 available under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,519,000 at September 30, 2015, including $6,643,000 in letters of credit and $16,876,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion of legal proceedings in Note 11 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report is incorporated by reference into this Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1 – July 31, 2015	477,000	$76.20	—	—
August 1 – August 31, 2015	210,000	$65.64	—	—
September 1 – September 30, 2015	205,000	$64.26	—	—
Total	892,000	$70.97	—	—

Purchases of 630,000 shares of the Company’s common stock in July and September 2015 were made pursuant to stock trading plans entered into with brokerage firms pursuant to Rule 10b5-1 under the Exchange Act. The plans were entered into pursuant to authorization by the Board of Directors to repurchase up to $100,000,000 of the Company’s common stock pursuant to Rule 10b5-1.  Purchases under the plans were completed in October 2015.

Purchases of 262,000 shares of the Company’s common stock from August 20 through September 11, 2015 were made pursuant to a discretionary authorization. The Company’s total remaining repurchase authorization as of November 4, 2015 was 1,735,000 shares.

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
Dated: November 5, 2015