Form 10-K
period 2015-12-31
KIRBY CORP
filed 2016-02-22
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2015, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2015, was $4,137,884,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 19, 2016, 53,806,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 26, 2016, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION
2015 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company also operates six offshore dry-bulk barges and seven offshore tugboats transporting dry-bulk commodities in the United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

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

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears and pumps, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and the land-based oilfield service and oil and gas operator and producer markets.

The Company and its marine transportation and diesel engine services segments have approximately 4,200 employees, substantially all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2015	2014	2013
Revenues from unaffiliated customers:
Marine transportation	$1,663,090	$1,770,684	$1,713,167
Diesel engine services	484,442	795,634	529,028
Consolidated revenues	$2,147,532	$2,566,318	$2,242,195

Operating profits:
Marine transportation	$374,842	$429,864	$408,255
Diesel engine services	18,921	60,063	42,767
General corporate expenses	(14,773)	(14,896)	(15,728)
Gain on disposition of assets	1,672	781	888
	380,662	475,812	436,182
Equity in earnings of affiliates	451	384	348
Other income (expense)	(663)	(345)	20
Interest expense	(18,738)	(21,461)	(27,872)
Earnings before taxes on income	$361,712	$454,390	$408,678

Identifiable assets:
Marine transportation	$3,451,553	$3,317,696	$3,046,692
Diesel engine services	637,549	736,129	576,472
	4,089,102	4,053,825	3,623,164
Investment in affiliates	2,090	2,539	2,156
General corporate assets	65,074	85,545	57,197
Consolidated assets	$4,156,266	$4,141,909	$3,682,517

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 19, 2016, the equipment owned or operated by the marine transportation segment consisted of 898 inland tank barges with 17.9 million barrels of capacity, 243 inland towboats, 70 coastal tank barges with 6.0 million barrels of capacity, 73 coastal tugboats, six offshore dry-bulk cargo barges, seven offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	388	13.8	4,444,000
Over 20,000 barrels	445	13.1	12,511,000
Specialty double hull	65	38.5	972,000
Total inland tank barges	898	15.2	17,927,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	80	37.6
1400 to 1900 horsepower	79	33.9
2000 to 2400 horsepower	53	15.7
2500 to 3200 horsepower	17	39.9
3300 to 4800 horsepower	11	36.5
Greater than 5000 horsepower	2	43.0
Spot charters (chartered trip to trip)	1	─
Total inland towboats	243	31.9

Coastal tank barges (owned and leased):
Double hull:
30,000 barrels and under	9	21.4	199,000
50,000 to 70,000 barrels	13	15.0	650,000
80,000 to 90,000 barrels	26	14.3	2,141,000
100,000 to 110,000 barrels	6	9.5	630,000
120,000 to 150,000 barrels	9	18.5	1,132,000
Over 150,000 barrels	7	21.6	1,217,000
Total coastal tank barges	70	16.2	5,969,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	7	30.0
2000 to 2900 horsepower	5	41.4
3000 to 3900 horsepower	15	36.6
4000 to 4900 horsepower	24	27.1
5000 to 6900 horsepower	11	35.8
Greater than 7000 horsepower	11	20.6
Total coastal tugboats	73	30.6

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	6	24.0	113,000

Offshore tugboats and docking tugboat (owned and chartered)	8	26.0

The 243 inland towboats, 73 coastal tugboats, seven offshore tugboats and one docking tugboat provide the power source and the 898 inland tank barges, 70 coastal tank barges and six offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

The United States coastal system consists of ports along the Atlantic, Gulf and Pacific coasts, as well as ports in Alaska, Hawaii and on the Great Lakes. Like the inland waterways, the coastal trade is vital to the United States distribution system, particularly the regional distribution of refined petroleum products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. In addition to distribution directly from refineries and storage facilities, coastal tank barges are used frequently to distribute products from pipelines. Many coastal markets receive refined petroleum products principally from coastal tank barges. Smaller volumes of petrochemicals are distributed from Gulf Coast plants to end users and black oil, including crude oil and natural gas condensate, is distributed regionally from refineries and terminals along the United States coast to refineries, power plants and distribution terminals.

Based on cost and safety, barge transportation is often the most efficient and safest means of transporting bulk commodities when compared with railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 17.9 million barrels equates to approximately 30,000 railroad tank cars or approximately 93,900 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 478 miles by railcar or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 6.0 million barrels equates to approximately 9,800 railroad tank cars or approximately 31,300 tractor-trailer tank trucks.

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

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased over the years to approximately 3,850 by the end of 2015. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to approximately 3,850 by the end of 2015 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The Company’s 898 inland tank barges represent approximately 23% of the industry’s 3,850 inland tank barges.

For 2013, the Company estimated that industry-wide 270 tank barges were placed in service and 70 tank barges were retired. For 2014, the Company estimated that industry-wide 300 tank barges were placed in service and 100 tank barges were retired.  For 2015, the Company estimated that industry-wide 260 tank barges were placed in service and 60 tank barges were retired.  During 2015, the decline in industry-wide demand for the movement of crude oil and natural gas condensate, and the subsequent transfer of inland crude oil barges to other tank barge markets, created some excess industry-wide tank barge capacity. As a result, the Company estimates that approximately 90 tank barges were ordered for delivery throughout 2016 and many older tank barges will be retired, dependent on 2016 market conditions. The risk of an oversupply of tank barges may be mitigated by continued increased petrochemical, black oil and refined petroleum products volumes and the fact that the inland tank barge industry has a mature fleet, with approximately 650 tank barges over 30 years old and approximately 250 of those over 40 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is approximately 15 years. Neither the Company, nor the industry, operates any single hull inland tank barges. Single hull tank barges were required by current federal law to either be retrofitted with double hulls or phased out of domestic service by December 31, 2014.

The Company’s inland marine transportation segment also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), a transporter of project cargoes and cargo containers by barge on the United States inland waterway system, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges on the Houston Ship Channel.

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, operating tank barges in the 195,000 barrel or less category. This market is composed of approximately 15 large integrated transportation companies and small operators. The 195,000 barrel or less category coastal tank barge industry primarily provides regional marine transportation distribution of bulk liquid cargoes along the United States’ Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii and, to a lesser extent, on the Great Lakes. Products transported are primarily refined petroleum products and black oil from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships, the regional movement of crude oil and natural gas condensate to Gulf Coast, Northeast and West Coast refineries, and the movement of petrochemicals primarily from Gulf Coast petrochemical facilities to end users.

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 270, of which the Company operates 70 or approximately 26%. The average age of the nation’s coastal tank barge fleet is approximately 16 years. The coastal tank barge fleet is also mature, with approximately 45 tank barges over 30 years old and approximately 35 of those over 35 years old, which may lead to the retirement of older tank barges.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 898 tank barges as of February 19, 2016, or approximately 23% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States tank barges in the 195,000 barrels or less category. Coastal tank barges in the 195,000 barrels or less category have the ability to enter the large majority of coastal ports. Ocean-going tank barges and United States refined petroleum products tankers, in the 300,000 barrels plus category, including the captive fleets of major oil companies, primarily move large volumes of refined petroleum products and crude oil from the Gulf Coast to the Northeast. There are approximately 40 such vessels and, because of their size, their access to ports is limited by terminal size and draft restrictions.

While the Company competes primarily with other tank barge companies, it also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. As noted above, the Company believes that both inland and coastal marine transportation of bulk liquid products enjoy a substantial cost advantage over railroad and truck transportation. The Company believes that refined product and crude oil pipelines, although often a less expensive form of transportation than inland and coastal tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. During 2015, the Company’s inland marine transportation operation moved over 45 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda, all consumed in the production of paper, fibers and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 47% of the segment’s 2015 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 30% of the segment’s 2015 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 20% of the segment’s 2015 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 3% of the segment’s 2015 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Tank Barge Industry

Demand for tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Marine transportation demand for the segment’s four primary commodity groups, petrochemicals, black oil, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in certain cases of re-allocating inland equipment and coastal equipment between the petrochemical, refined petroleum products and crude oil markets as needed.

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. However, since late 2010, inland petrochemical tank barge utilization has remained relatively stable, in the 90% to 95% range.  The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained stable during 2015, 2014 and 2013, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. Petrochemical products are used primarily in consumer non-durable and durable goods. Coastal tank barge utilization for the transportation of petrochemicals during 2015 was in the 90% to 95% range.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During the majority of 2015 and all of 2014 and 2013, inland black oil tank barge utilization remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers, and the export of diesel fuel and heavy fuel oil.  With the decline in the price of crude oil in late 2014 and the low price throughout 2015, movements by tank barge of crude oil and natural gas condensate declined industry-wide.  As 2015 progressed, the Company and the industry were generally successful in moving barges from that trade to other markets. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.  The decline in demand for crude oil and natural gas condensate movements resulted in an occasional decline in utilization in the 2015 fourth quarter to the high-80% level.  Coastal black oil tank barge utilization remained in the 90% to 95% range for the majority of 2015 and all of 2014 and 2013, partly attributable to the movement of black oil, specifically residual fuel oil and asphalt, along the United States East and Gulf Coasts. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction.  Due to the seasonally normal cessation of most operations in Alaska in the 2015 fourth quarter, coastal tank barge utilization was in the high-80% to low-90% range for that quarter.  Carbon black feedstock shipments generally track the general economy and are used in the production of automobiles and related parts, and in housing applications.  In August 2013, the Company sold its New York Harbor bunkering barges and tugboats, thereby exiting the New York Harbor ship bunker market.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers; however, during 2013 ethanol volumes declined due to the high price of corn, the major feedstock for United States ethanol production. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 898 inland tank barges and 243 inland towboats, as well as 70 coastal tank barges and 73 coastal tugboats. The segment also operates six offshore dry-bulk cargo barges, seven offshore tugboats and one docking tugboat transporting dry-bulk commodities in coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 898 inland tank barges currently operated, 704 are petrochemical and refined petroleum products barges, 120 are black oil barges, 59 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 898 inland tank barges, 867 are owned by the Company and 31 are leased.

The fleet of 243 inland towboats ranges from 800 to 5200 horsepower. Of the 243 inland towboats, 164 are owned by the Company and 79 are chartered. Towboats in the 800 to 2100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to three years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2015 and 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, compared with 75% under term contracts and 25% under spot contracts during 2013.

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

Kirby Inland Marine operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in numerous ports, including Houston, Corpus Christi and Freeport, Texas, Baton Rouge and New Orleans, Louisiana and other locations on the Mississippi River. Included in the fleeting service is a 51% interest and management control of a shifting operation and fleeting service for dry cargo barges on the Houston Ship Channel. Kirby Inland Marine provides service for its own barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

Kirby Inland Marine also provides shore-based barge tankerman to the Company and third parties. Services to the Company and third parties cover the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley.

The Company owns a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Operations. The segment’s coastal operations are conducted through wholly owned subsidiaries, Kirby Offshore Marine, LLC (“Kirby Offshore Marine”) and Kirby Ocean Transport Company (“Kirby Ocean Transport”).

Kirby Offshore Marine provides marine transportation of refined petroleum products, petrochemicals and black oil in coastal regions of the United States. The coastal operations consist of the Atlantic and Pacific Divisions.

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

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Dutch Harbor, Cook Inlet and the Alaska River Systems, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 26,000 to 194,000 barrel capacity range and tugboats in the 2000 to 11000 horsepower range, transporting primarily refined petroleum products.

The Pacific Division also services local petroleum retailers and oil companies distributing refined petroleum products and black oil between the Hawaiian Islands and provides other services to the local maritime community. The Hawaii fleet consists of tank barges in the 53,000 to 86,000 barrel capacity range and tugboats in the 1000 to 5000 horsepower range, transporting refined petroleum products for local and regional customers, black oil to power generation customers and delivering bunker fuel to ships. The Hawaii fleet also provides service docking, standby tug assistance and line handling to vessels using the Single Point Mooring installation at Barbers Point, Oahu, a facility for large tankers to safely load and discharge their cargos through an offshore buoy and submerged pipeline without entering the port.

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

The coastal fleet consists of 70 tank barges with 6.0 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. Of the 70 coastal tank barges currently operating, 46 are refined petroleum products and petrochemical barges and 24 are black oil barges. The Company owns 62 of the coastal tank barges and eight are leased. The Company operates 73 coastal tugboats ranging from 1000 to 11000 horsepower, of which 67 are owned by the Company and six are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2015, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues compared with approximately 85% under term contracts and 15% under spot contract during 2014.  During 2013, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were spot contract revenues.

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

Kirby Ocean Transport has a contract with Holcim (US) Inc. (“Holcim”) to transport Holcim’s limestone requirements from a facility adjacent to the PEF facility at Crystal River to Holcim’s plant in Theodore, Alabama. Holcim’s contract expires in May 2016. The Holcim contract provides cargo for a portion of the return voyage for the vessels that carry coal to PEF’s Crystal River facility. Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer, sugar and other bulk cargoes on a short-term basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

Contracts and Customers

Marine transportation inland and coastal services are conducted under term contracts, typically ranging from one to three years, some of which have renewal options, for customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. The majority of the marine transportation contracts with its customers are for terms of one year. Most have been customers of the Company’s marine transportation segment for many years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 55% of the marine transportation’s inland revenues under term contracts during 2015, 56% of revenue under term contracts during 2014 and 58% of the revenue under term contracts during 2013. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2015 and 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, compared with 75% under term contracts and 25% under spot contracts during 2013. During 2015, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues compared with approximately 85% under term contracts and 15% under spot contracts during 2014.  During 2013, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were spot contract revenues.  Coastal time charters represented approximately 90% of the marine transportation coastal revenues under term contracts during 2015, 2014 and 2013.

No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2015, 2014 and 2013.

Employees

The Company’s marine transportation segment has approximately 3,250 employees, of which approximately 2,475 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 950 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 400 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit in effect through December 31, 2016. In addition, approximately 175 Kirby Offshore Marine vessel crew members are represented by the Seafarers International Union (“SIU”) under a collective bargaining agreement in effect through April 2016.

Properties

The principal office of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey is located in Houston, Texas, in the Company’s facilities under a lease that expires in December 2025. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, two locations in Houston, Texas, on and near the Houston Ship Channel, one in Miami, Florida, and one in Corpus Christi, Texas. The New Orleans and Houston facilities are owned by the Company, and the Baton Rouge, Greenville, Miami and Corpus Christi facilities are leased. Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, Seattle, Washington and Honolulu, Hawaii. All of Kirby Offshore Marine’s operating facilities are leased, including pier and wharf facilities and office and warehouse space.

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

Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, manned by United States citizens, and owned and operated by United States citizens. For a corporation to qualify as United States citizens for the purpose of domestic trade, it is to be 75% owned and controlled by United States citizens. The Company monitors citizenship and meets the requirements of the Jones Act for its vessels.

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

The Company presently pays a federal fuel user tax of 29.1 cents per gallon consisting of a .1 cent per gallon leaking underground storage tank tax and 29 cents per gallon waterways user tax. The waterways user tax rate increased from 20 to 29 cents per gallon of fuel effective April 1, 2015.

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

One of the most important requirements under the OPA was that all newly constructed tank barges engaged in the transportation of oil and petroleum in the United States be double hulled, and all existing single hull tank barges be either retrofitted with double hulls or phased out of domestic service by December 31, 2014.

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

Clean Air Regulations. The Federal Clean Air Act of 1979 requires states to draft State Implementation Plans (“SIPs”) designed to reduce atmospheric pollution to levels mandated by this act. Several SIPs provide for the regulation of barge loading and discharging emissions. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require operators who operate in these states to install vapor control equipment on their barges. The Company expects that future emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined petroleum products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $3.4 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1.3 billion per occurrence.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2015, approximately 2,200 certificates were issued for the completion of courses at the training facility, of which 1,000 were USCG approved classes and the balance were employee development and Company required classes, including Leadership and Defensive Driving.

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

DIESEL ENGINE SERVICES

The Company, through its wholly owned subsidiary Kirby Engine Systems, Inc. (“Kirby Engine Systems”), and its wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and United Holdings LLC (“United”), sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears and pumps, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and the land-based oilfield service and oil and gas operator and producer markets.

For the marine market, the Company sells Original Equipment Manufacturers (OEM) replacement parts, provides service mechanics to overhaul and repair engines and reduction gears, and maintains facilities to rebuild component parts or entire engines and reduction gears. For the power generation market, the Company provides engineering and field services, OEM replacement parts, and safety-related products to power generation operators and to the nuclear industry, and manufactures engine generator and pump packages for the power generation operators and municipalities.

For the land-based market, the Company sells OEM replacement parts, sells and services high-speed diesel engines, pumps and transmissions and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for oilfield service companies and oil and gas operators and producers.

No single customer of the diesel engine services segment accounted for 10% of the Company’s revenues in 2015, 2014 or 2013. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 5% of the diesel engine services segment’s 2015 revenues, 3% of 2014 revenues and 5% of 2013 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2015 (dollars in thousands):

	2015		2014		2013
	Amounts	%	Amounts	%	Amounts	%
Manufacturing	$94,812	20%	$261,553	33%	$110,053	21%
Overhauls and service	251,447	52	366,477	46	283,209	53
Direct parts sales	138,183	28	167,604	21	135,766	26
	$484,442	100%	$795,634	100%	$529,028	100%

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 29% of the segment’s 2015 revenues. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

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

Marine Competitive Conditions

The Company’s primary competitors are independent diesel engine services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into preferential service agreements with certain operators of diesel powered marine equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

The Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel and John Deere parts. The Company is also the only marine distributor for Falk reduction gears throughout the United States.

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and generators, and related parts sales for power generation customers, which represented 10% of the segment’s 2015 revenues. The Company is also engaged in the sale and distribution of diesel engine parts, engine modifications, generator modifications, controls, governors and diesel generator packages to the nuclear industry. The Company services users of diesel engines that provide emergency standby, peak and base load power generation.

The Company provides in-house and in-field repair capabilities and products to power generation operators from the Rocky Mount, North Carolina location. The operation based in Rocky Mount, North Carolina is an EMD authorized distributor for 17 eastern states for power generation applications, and provides in-house and in-field service. The Rocky Mount operation is also the exclusive worldwide distributor of EMD products to the nuclear industry, the worldwide distributor for Woodward, Inc. products to the nuclear industry, the worldwide distributor of GE Oil & Gas Compression Systems, LLC products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry, an exclusive distributor of Hannon Company generator and motor products to the nuclear industry, and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Company is a non-exclusive distributor of Ingersoll Rand air start equipment to the nuclear industry worldwide.

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

As noted under Power Generation Operations above, the Company is the exclusive worldwide distributor of EMD, GE Oil & Gas, Woodward, Nordberg, Norlake and Hannon parts for the nuclear industry, and non-exclusive distributor of Weschler parts and Ingersoll Rand air start equipment for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. Non-genuine parts and OEM parts not properly tested and certified cannot be used in nuclear applications.

Land-Based Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The land-based operations represented 61% of the segment’s 2015 revenues. The Company offers a full line of custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures products or components that are purchased by a company and marketed under the purchasing company’s brand name. The Company distributes, sells parts for and services diesel engines and transmissions for on-and off-highway use and provides in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison, a major distributor for MTU in North America, and a distributor for Isuzu diesel engines. The Company is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in south and central Texas.  During 2015, the Company was also engaged in the manufacturing and packaging of custom compression systems, but sold substantially all the assets of that business in November 2015.

The Company’s land-based operation is based in Oklahoma City, Oklahoma with 10 locations across four states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. The Company’s manufacturing facility is located in Oklahoma City, Oklahoma. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas.

Land-Based Customers

The Company’s major land-based customers include large and mid-cap oilfield service providers, oil and gas operators and producers, construction companies, domestic and international utilities, on-highway transportation companies and companies associated with the agricultural markets. The Company has long standing relationships with most of its customers.

Since the land-based business is linked to the oilfield services industry and oil and gas operators and producers, there is no assurance that its present gross revenues can be maintained in the future. The results of the land-based diesel engine services industry are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries.

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

Employees

The Company’s diesel engine services segment has approximately 825 employees. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana and Oklahoma City, Oklahoma.

The marine and power generation businesses operate 13 parts and service facilities, with two facilities located in Houma, Louisiana, and one facility each located in Baton Rouge, Belle Chasse and New Iberia, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida, Seattle, Washington and Thorofare, New Jersey. All of these facilities are leased except the Houma, Belle Chasse and New Iberia, Louisiana, Houston, Texas and Mobile, Alabama facilities, which are owned by the Company.

The land-based business operates 10 distribution and service and manufacturing facilities across four states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas and Shreveport, Louisiana. The Oklahoma City, Oklahoma, Shreveport, Louisiana and the Little Rock, Arkansas facilities are owned by the Company and the Tulsa, Oklahoma facility is leased. The Company’s manufacturing facility is located in Oklahoma City, Oklahoma and is owned by the Company.  The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio and Austin, Texas. All of these facilities are leased except for the San Antonio facility which is owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	68	Chairman of the Board
David W. Grzebinski	54	President and Chief Executive Officer
C. Andrew Smith	45	Executive Vice President and Chief Financial Officer
Joseph H. Reniers	41	Senior Vice President– Diesel Engine Services and Marine Facility Operations
William G. Ivey	72	President – Marine Transportation Group, Kirby Inland Marine and Kirby Offshore Marine
Dorman L. Strahan	59	President – Kirby Engine Systems
Ronald A. Dragg	52	Vice President, Controller and Assistant Secretary
James F. Farley	64	Vice President –Industry Relations
Amy D. Husted	47	Vice President – Legal
David R. Mosley	51	Vice President and Chief Information Officer
Renato A. Castro	44	Treasurer

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

William G. Ivey attended the University of Houston and has served the Company as President – Marine Transportation Group since February 2014, President of Kirby Offshore Marine since January 2016, President of Kirby Inland Marine since April 2011 and served as Executive Vice President, Sales and Marketing from 1989 to April 2011. He joined the Company in 1989 with the acquisition of Alamo Inland Marine. Prior to joining the Company he served in various sales and marketing positions with inland marine companies dating back to 1970.

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

James F. Farley holds a Master of Science degree from Thunderbird School of Global Management and a bachelor of arts degree from Texas Tech University. He has served the Company as Vice President – Industry Relations since January 2016.  He served as President of Kirby Offshore Marine from February 2012 to January 2016 and served as Executive Vice President – Operations of Kirby Inland Marine from 2003 to February 2012. Prior to joining the Company in 2003, he held senior level marketing, logistics and operations positions in the marine transportation industry.

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

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. One-half of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 29 cent per gallon diesel fuel tax and the remaining 50% is paid from general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

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

The Company transports a wide variety of petrochemicals, black oil, refined petroleum products and agricultural chemicals throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company manages its exposure to losses from potential discharges of pollutants through the use of well-maintained and equipped tank barges and towing vessels, through safety, training and environmental programs, and through the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company.

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

The Company’s marine transportation segment has approximately 3,250 employees, of which approximately 2,475 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 950 vessel employees, of whom approximately 575 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1986, the Company has been successful in the integration of 32 acquisitions in its marine transportation segment and 17 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.66 billion in 2015. Diesel engine services revenue in 1987 was $7.1 million compared with $484.4 million in 2015. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Company’s marine transportation segment is subject to the Jones Act. The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Company presently meets all of the requirements of the Jones Act for its vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws increases the cost of United States flag vessels when compared with comparable foreign flag vessels. The Company’s business could be adversely affected if the Jones Act were to be modified so as to permit foreign competition that is not subject to the same United States government imposed burdens. Since the events of September 11, 2001, the United States government has taken steps to increase security of United States ports, coastal waters and inland waterways. The Company believes that it is unlikely that the current cabotage provisions of the Jones Act would be modified or eliminated in the foreseeable future.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2015, 47% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2015, petrochemical volumes continued to improve compared with 2014 and 2013 primarily due to lower priced domestic natural gas that improved the competitiveness of the United States petrochemical industry in global markets, thereby producing increased marine transportation volumes for basic petrochemicals to both domestic consumers and terminals for export destinations. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,850 inland tank barges in the United States, of which the Company operates 898, or 23%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,850 by the end of 2015. During 2013, the Company estimates that 270 tank barges were placed in service, of which 70 were for the Company, and 70 tank barges were retired, 46 of which were by the Company. During 2014, the Company estimates that 300 tank barges were placed in service, of which 61 were for the Company, and 100 tank barges were retired, 38 of which were by the Company.  During 2015, the Company estimates that 260 tank barges were placed in service, of which 36 were for the Company, and 60 tank barges were retired, 18 of which were by the Company. The increases for 2013, 2014 and 2015 reflect the improved demand for inland petrochemical, refined petroleum products and black oil barges and federal tax incentives on new equipment. Strong tank barge markets for 2013 and 2014 absorbed the additional capacity built by the industry.  With the decline in demand for crude oil and natural gas condensate movements by inland tank barges in 2015 and the movement of such barges to other markets, the Company estimates that approximately 90 tank barges were ordered during 2015 for delivery throughout 2016, three of which are for the Company, and many older tank barges, including an expected 24 by the Company, will be retired, dependent on 2016 market conditions.

The risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,850 tank barges in the industry at the present time, approximately 650 are over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet, with the extent of the retirements dependent on 2016 petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

During 2013, the coastal operations reflected improvements in market conditions with tank barge utilization at 90%, improved to the 90% to 95% range in 2014 and remained in the 90% to 95% range during the majority of 2015, occasionally declining to the high-80% level during portions of the fourth quarter. During 2013 and 2014, the Company experienced increased demand for coastal crude and natural gas condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. The Company estimates there are approximately 270 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 45 of those are over 30 years old. The Company believes very few coastal tank barges were built during 2013 and one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. In January 2014, the Company signed an agreement to construct a 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit and, in April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat unit.  The first unit was placed in service in late 2015 and the second unit is scheduled to be placed in service in the first half of 2016.  In July 2014, the Company signed agreements to construct two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, the first for delivery in the 2016 second half and the second in the 2017 first half. The Company also placed orders in 2015 for the construction of one 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and two 4900 horsepower coastal tugboats for delivery in 2017.  The Company is aware of eight coastal tank barges placed in service in 2015 by competitors and 14 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2016 and 2017.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2015 was approximately 9% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Four marine transportation customers accounted for approximately 30% of the Company’s 2015 and 25% of 2014 and 2013 revenue. The Company has contracts with these customers expiring in 2016 through 2018. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers could have an adverse effect on the Company.

The Company’s diesel engine services segment has a 50-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. In addition, the Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 3% of the Company’s revenues for 2015. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the exclusive distributor for Daimler for engines and related equipment in Oklahoma, Arkansas and Louisiana. Sales and service of MTU and Allison products accounted for approximately 2% of the Company’s revenues during 2015. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

The diesel engine services industry is also very competitive. The segment’s primary marine diesel competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. In the power generation market, the primary competitors are other independent service companies. The segment’s land-based market’s principal competitors are independent diesel engine service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the diesel engine services industry and continued low price of natural gas, crude oil or natural gas condensate, and resulting decline in drilling for such natural resources in North American shale formations, could result in less oilfield equipment being manufactured and remanufactured, lower rates for service and parts pricing and result in less manufacturing, remanufacturing, service and repair opportunities and parts sales for the Company.

Significant increases in the construction cost of tank barges and towboats may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towboats. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towboats. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for tank barges delivered since 2010 has steadily increased, but has remained below the construction price for tank barges delivered in 2009.

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

The lifting of the United States crude oil export ban in 2015 could adversely impact the Company’s marine transportation segment. Over the last four decades, the ability of United States producers to export domestic crude oil has been limited by the United States government. As crude oil production has increased in the United States due to hydraulic fracturing and shale oil production, there were calls by crude oil producers for the United States government to change its energy policy to ease or lift the crude oil export ban. Effective December 18, 2015, the United States government lifted the crude oil export ban.  As the removal of the export ban is recent, the impact on the Company’s marine transportation operations is not yet determinable, but the easing of the crude oil export ban could result in reduced coastal barge moves which may have an adverse impact on the Company’s marine transportation segment.

Prevailing natural gas and crude oil prices, as well as the volatility of their prices, could have an adverse effect on the Company’s businesses. Demand for tank barge transportation services is driven by the production of volumes of the bulk liquid commodities such as petrochemicals, black oil and refined petroleum products that the Company transports by tank barge. This production can depend on the prevailing level of natural gas and crude oil prices, as well as the volatility of their prices.

In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product production and therefore increased demand for tank barge transportation services. However, during 2015 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate.  At the end of 2015, the Company estimates that approximately 175 inland tank barges and approximately ten coastal tank barges in the 195,000 barrel or less category were transporting such products, a reduction of approximately 375 inland tank barges and 25 coastal tank barges that have moved into other markets.  Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment.

Lower energy prices generally result in a decrease in the number of oil and gas wells being drilled. Oilfield service companies reduce their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by the Company’s diesel engine services segment. This may also lead to order cancellations from customers or customers requesting to delay delivery of new equipment. The Company also services offshore supply vessels and offshore drillings rigs operating in the Gulf of Mexico, as well as internationally. Low energy prices may negatively impact the number of wells drilled in the Gulf of Mexico and international waters. In addition to the possibility that decreased energy prices may result in reduced demand for the Company’s services, parts and equipment, energy price volatility may also result in difficulties in the Company’s ability to ramp up and ramp down production on a timely basis and, therefore, could result in an adverse impact on the Company’s diesel engine services segment.

The Company’s diesel engine services segment could be adversely impacted by the construction of pressure pumping units by its competitors. At the beginning of 2015, there was an estimated 19.2 million horsepower of pressure pumping units in North America used in the hydraulic fracturing of shale formations. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations. A significant drop in demand due to the low price of crude oil resulted in an oversupply in the pressure pumping market and negatively impacted the Company’s 2015 results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Diesel Engine Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

In June 2011, the Company as well as three other companies received correspondence from the EPA concerning ongoing cleanup and restoration activities under CERCLA with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. Since 2005, four named Potentially Responsible Parties (“PRPs”) have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information provided by the PRPs indicates that approximately $9,943,000 was incurred in connection with the cleanup effort. The EPA has incurred oversight costs of approximately $2,258,000. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. The Company and other nonparticipating PRPs continue to address settlement terms related to this matter with the Gulfco Restoration Group.

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

In 2000, the Company and a group of approximately 45 other companies were notified that they are PRPs under CERCLA with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs have resolved the EPA’s past costs claim which was approved by the EPA and Department of Justice. The Company has funded its contribution to settlement and the Consent Decree has been granted by the Court fulfilling all procedural requirements of the settlement.

In January 2015, the Company was named as a defendant in a Complaint filed in the U.S. District Court of the Southern District of Texas, USOR Site PRP Group vs. A&M Contractors, USES, Inc. et al. This is a civil action pursuant to the provisions of  CERCLA and the Texas Solid Waste Disposal Act for recovery of past and future response costs incurred and to be incurred by the USOR Site PRP Group for response activities at the U.S. Oil Recovery Superfund Site.  The property was a former sewage treatment plant owned by Defendant City of Pasadena, Texas from approximately 1945 until it was acquired by U.S. Oil Recovery in January 2009.  Throughout its operating life, the U.S. Oil Recovery facility portion of the USOR Site received and performed wastewater pretreatment of municipal and Industrial Class I and Class II wastewater, characteristically hazardous waste, used oil and oily sludges, and municipal solid waste.  Associated operations were conducted at the MCC Recycling facility portion of the USOR Site after it was acquired by U.S. Oil Recovery from the City of Pasadena in January 2009.  Initially, the plaintiff stayed prosecution of the case pending responses to initial settlement demands.  In January 2016, the Company filed responsive pleadings in this matter.  Based on the nature of the involvement at the USOR site, the Company believes its potential contribution is de minimis; however, to date neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, LP (“Kirby Inland Marine”), et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. In a recent case that presented substantially the same facts and legal issues, the United States Court of Appeals for the Fifth Circuit ruled that vessel tankermen are seamen who are exempt from the overtime pay provisions of the Fair Labor Standards Act. While the Figgs case is still pending, the Company believes that, after the Fifth Circuit ruling, it will incur no material liability in the case.

On March 22, 2014, two tank barges and a towboat (the M/V Miss Susan), owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The USCG and the National Transportation Safety Board named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under OPA. The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing. In December 2015, the Company submitted evidence in the liability trial in connection with the consolidated limitation actions.  The damages phase of the trial is scheduled for the second quarter of 2016.  The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2016
First Quarter (through February 19, 2016)	$56.10	$44.63
2015
First Quarter	82.91	70.89
Second Quarter	84.24	73.31
Third Quarter	78.72	59.54
Fourth Quarter	69.05	50.42
2014
First Quarter	106.93	92.86
Second Quarter	117.18	96.00
Third Quarter	124.12	114.11
Fourth Quarter	117.78	78.84

As of February 19, 2016, the Company had 53,806,000 outstanding shares held by approximately 750 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Amount that May Yet Be Purchased Under the Plan
October 1 – October 31, 2015	352,000	$64.33	—	—
November 1 – November 30, 2015	11,000	63.44	—	—
December 1 – December 31, 2015	278,000	56.15	—	—

Total	641,000	$60.76	—

Purchases of 352,000 shares of the Company’s common stock in October 2015 were made pursuant to stock trading plans entered into with brokerage firms pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”). The plans were entered into pursuant to authorization by the Board of Directors to repurchase up to $100,000,000 of the Company’s common stock pursuant to Rule 10b5-1. Purchases under the plans were completed in October 2015.

Purchases of 289,000 shares of the Company’s common stock from November 17 through December 15, 2015 were made pursuant to a discretionary authorization. The Company’s total remaining repurchase authorization as of February 19, 2016 was 1,413,000 shares.

Item 6.	Selected Financial Data

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2015. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2015	2014	2013	2012	2011

Revenues:
Marine transportation	$1,663,090	$1,770,684	$1,713,167	$1,408,893	$1,194,607
Diesel engine services	484,442	795,634	529,028	703,765	655,810
	$2,147,532	$2,566,318	$2,242,195	$2,112,658	$1,850,417

Net earnings attributable to Kirby	$226,684	$282,006	$253,061	$209,438	$183,026

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.12	$4.95	$4.46	$3.75	$3.35
Diluted	$4.11	$4.93	$4.44	$3.73	$3.33
Common stock outstanding:
Basic	54,729	56,674	56,354	55,466	54,191
Diluted	54,826	56,867	56,552	55,674	54,413

	December 31,
	2015	2014	2013	2012	2011
Property and equipment, net	$2,778,980	$2,589,498	$2,370,803	$2,315,165	$1,822,173
Total assets	$4,156,266	$4,141,909	$3,682,517	$3,653,128	$2,960,411
Long-term debt, including current portion	$778,834	$716,700	$749,150	$1,135,110	$802,005
Total equity	$2,279,196	$2,264,913	$2,022,153	$1,707,054	$1,454,158

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares outstanding applicable to diluted earnings per share for 2015, 2014 and 2013 were 54,826,000, 56,867,000 and 56,552,000, respectively. The increase in the weighted average number of common shares outstanding for 2014 compared with 2013 primarily reflects the issuance of restricted stock and the exercise of stock options, partially offset by common stock repurchases in the 2014 fourth quarter.  The decrease in the weighted average number of common shares outstanding for 2015 compared with 2014 primarily reflects common stock repurchases in the 2014 fourth quarter and 2015, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2015, the Company operated a fleet of 898 inland tank barges with 17.9 million barrels of capacity, and operated an average of 248 inland towboats during 2015. The Company’s coastal fleet consisted of 70 tank barges with 6.0 million barrels of capacity and 73 coastal tugboats. The Company also owns and operates six offshore dry-bulk cargo barges and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For 2015, net earnings attributable to Kirby were $226,684,000, or $4.11 per share, on revenues of $2,147,532,000, compared with 2014 net earnings attributable to Kirby of $282,006,000, or $4.93 per share, on revenues of $2,566,318,000.

Marine Transportation

For 2015, 77% of the Company’s revenues were generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2015 decreased 6% compared with 2014. The decrease was primarily due to a 37% decline in the average cost of marine diesel fuel in 2015, which is largely passed through to the customer. Also, a heavier coastal marine shipyard schedule, slightly lower inland and coastal tank barge utilization in the later part of 2015, and lower inland marine transportation term and spot contract rates in 2015 contributed to the year over year decline in revenues. The segment’s operating income for 2015 decreased 13% compared with 2014.  The decrease was primarily due to lower inland term and spot contract pricing, higher labor costs, including pension expense for inland marine vessel employees, higher shipyard activity on coastal equipment, the impact of fuel price adjustments on inland marine affreightment contracts and higher depreciation expense and amortization of major maintenance costs on coastal equipment.  For 2015 and 2014, the inland tank barge fleet contributed 68% and the coastal fleet 32% of marine transportation revenues.

During 2015, the Company’s inland marine transportation markets reflected continued stable levels of demand with tank barge utilization of petrochemicals, black oil, excluding crude oil and natural gas condensate, and refined petroleum products primarily in the 90% to 95% range, occasionally declining to the high-80% level during the 2015 fourth quarter.  Demand for barges moving crude oil and natural gas condensate during 2015 was lower compared with 2014, however, the Company was successful in moving barges from that trade to other markets.  Inland marine transportation operating conditions were challenging during the 2015 third and fourth quarters due to scheduled lock closures along the Gulf Intracoastal Waterway and high water conditions. Operating conditions were also challenging during the 2015 second and fourth quarters due to high water conditions and lock closures on the Mississippi River System, as well as strong currents at river crossings along the Gulf Intracoastal Waterway.

The Company’s coastal marine transportation markets reflected stable demand with tank barge utilization primarily in the 90% to 95% range during 2015, occasionally declining to the high-80% level during the 2015 fourth quarter.  Utilization in the coastal marine fleet reflected stable demand for the transportation of refined petroleum products and black oil, excluding crude oil and natural gas condensate, and petrochemicals. The demand for crude oil and natural gas condensate movements was lower during 2015 compared with 2014; however, the Company was successful in moving barges from that trade to other markets.  Coastal marine transportation results were impacted in the 2015 second and third quarters due to a significant number of vessels in the shipyard for regulatory drydock maintenance. In addition, during the 2015 third and fourth quarters, the Company shortened the estimated useful lives of certain assets in the coastal fleet prior to their scheduled 2016 shipyards, resulting in an increase in depreciation expense and amortization of major maintenance costs.

During 2015, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, thereby providing the operations with a predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 55% of the inland revenues under term contracts during 2015 compared with 56% during 2014.  Rates on inland term contracts renewed in the 2015 first quarter were flat or down slightly compared with term contracts in the first quarter of 2014, while rates for the balance of 2015 decreased in the 1% to 5% average range compared with the corresponding 2014 period.  Spot contract rates, which include the cost of fuel, remained at or above term contract pricing for the majority of 2015, until the fourth quarter when spot contract pricing was at or below term contract pricing. Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

During 2015, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues.  Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 90% of the coastal revenues under term contracts during 2015.  During 2014, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues.  Coastal time charters represented approximately 90% of the coastal revenues under term contracts during 2014.  Rates on coastal term contracts renewed increased in the 2015 first quarter in the 6% to 8% average range, second quarter in the 4% to 6% average range, third quarter in the 2% to 4% average range, and in the fourth quarter were flat to up slightly compared with corresponding 2014 quarters.  Spot contract rates, which include the cost of fuel, remained above term contract rates during 2015.

The 2015 marine transportation operating margin was 22.5% compared with 24.3% for 2014. The results reflected continued stable demand across the majority of the Company’s inland and coastal markets, but 2015 was negatively impacted by lower inland marine transportation term and spot contract rates, the impact of fuel price adjustments on inland marine affreightment contracts, higher coastal marine transportation depreciation expense and amortization of major maintenance costs in the 2015 third and fourth quarters, higher shipyard activity in the coastal marine transportation fleet in the 2015 second and third quarters, higher operating labor costs due to vessel salary increases effective January 1, 2015, and increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate.

Diesel Engine Services

During 2015, the diesel engine services segment generated 23% of the Company’s revenues, of which 52% was generated from overhauls and service, 28% from direct parts sales and 20% from manufacturing. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for 2015 decreased 39% and operating income decreased 68% compared with 2014. The lower revenues in 2015 compared to 2014 were primarily due to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and decreased demand for service and distribution of parts, engines and transmissions due to the impact of the decline in the price of crude oil and decreased drilling activity. With the reduction in activity levels, oilfield service customers in the land-based market continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment. The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers. The 2015 first quarter results included $1,111,000 of severance charges in response to the reduced activity in manufacturing in the land-based market. The 2015 third quarter results included $702,000 of severance charges primarily in response to the reduced activity in the Gulf of Mexico oilfield services market.

The diesel engine services operating margin for 2015 was 3.9% compared with 7.5% for 2014. The operating margin for 2015 reflected weakness in the land-based market due to the negative impact of the reduced oilfield service activity levels, weakness in the Gulf of Mexico oilfield services market, as well as the $1,111,000 first quarter 2015 and $702,000 third quarter 2015 severance charges.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during 2015 with net cash provided by operating activities of $521,305,000 compared with $438,909,000 of net cash provided by operating activities for 2014. The 19% increase was primarily from a $128,306,000 net increase in cash flows from changes in operating assets and liabilities, a $22,928,000 increase in depreciation and amortization expense and a $5,717,000 increase in amortization of major maintenance costs, partially offset by a $15,221,000 decrease in provision for deferred income taxes and $56,638,000 of lower net earnings.  In addition, during 2015 and 2014, the Company generated cash of $3,712,000 and $7,519,000, respectively, from the exercise of stock options and $24,429,000 and $10,393,000, respectively, from proceeds from the disposition of assets.

For 2015, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $345,475,000, including $70,956,000 for inland tank barge and towboat construction, $74,442,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one of which was placed in service in late 2015 and the second scheduled to be placed in service in mid-2016, $33,030,000 for progress payments on the construction of two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $8,468,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $1,600,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017, and $156,979,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015. Cash generated and borrowings under the Company’s revolving credit facility in 2015 were also used for the repurchase of 3,316,000 shares of the Company’s common stock for $241,105,000 and to refinance the $100,000,000 outstanding under its term loan agreement. The Company’s debt-to-capitalization ratio increased to 25.5% at December 31, 2015 from 24.0% at December 31, 2014. The increase was primarily due to an increase of $62,134,000 in outstanding debt and an increase in total equity of $14,283,000. The increase in total equity was primarily due to net earnings attributable to Kirby for 2015 of $226,684,000, exercises of stock options and the amortization of unearned equity compensation, partially offset by treasury stock purchases of $241,105,000. As of December 31, 2015, the Company had $278,834,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding.

During 2015, the Company’s inland marine transportation operations took delivery of 36 new inland tank barges with a total capacity of approximately 489,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000 barrels and retired 18 inland tank barges, returned eight leased inland tank barges and transferred two tank barges into the coastal fleet, reducing its capacity by approximately 421,000 barrels. As a result, during 2015, the Company added a net 14 inland tank barges and approximately 165,000 barrels of capacity.

The Company projects that capital expenditures for 2016 will be in the $220,000,000 to $240,000,000 range. The 2016 construction program will consist of three inland tank barges with a total capacity of 86,000 barrels, one inland towboat, progress payments on the construction of a 185,000 barrel coastal articulated tank barge and tugboat unit scheduled to be placed in service in mid-2016, progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, progress payments on the construction of two 4900 horsepower coastal tugboats and progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges and the towboat will be approximately $1,000,000, 2016 progress payments on the construction of the 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $66,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $29,000,000. The balance of approximately $124,000,000 to $144,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Petrochemical, black oil and refined petroleum products inland tank barge utilization remained relatively stable during 2015, in the 90% to 95% range, with occasional declines to the high-80% level during the fourth quarter. The United States petrochemical industry continued to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage relative to foreign petrochemical producers. As a result, United States petrochemical production remained strong throughout 2015, thereby producing stable marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The black oil and refined petroleum products markets also remained stable throughout 2015, primarily due to continued high United States refinery utilization, aided by lower crude oil prices, higher vehicle miles driven and the export of refined petroleum products and heavy fuel oils. The Company’s black oil market did reflect continued softness in the movement of crude oil and natural gas condensate, however, the Company was successful in moving barges from that trade to other markets.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, older yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Numerous United States producers have announced plans for new plants, capacity expansions and the reopening of idled petrochemical facilities, the majority of which are expected to be completed by the end of 2017. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s inland petrochemical, black oil, excluding crude oil and natural gas condensate, and refined petroleum products tank barge fleet utilization being relatively consistent in the 90% to 95% range throughout the majority of 2015.

Uncertainty in future crude oil volumes to be moved by tank barge and additional pipelines, coupled with the large number of tank barges built during the last several years, has currently resulted in some excess industry-wide tank barge capacity. This extra capacity has placed inland tank barge term contract rates under some pressure. The Company’s inland term contract rates renewed in the 2015 first quarter were flat or down slightly compared with term contract rates in the 2014 first quarter, while rates for the balance of 2015 decreased in the 1% to 5% average range compared with the corresponding 2014 period.  Spot contract rates, which include the cost of fuel, remained at or above term contract pricing for the majority of 2015, until the fourth quarter when the spot contract pricing was at or below term contract pricing.  As a result, the Company remains cautious with 2016 pricing expectations for the inland marine transportation markets and expects continued modest pricing pressure. To date, the industry has generally absorbed tank barges returned from crude oil and condensate service and future tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the reopening of idled facilities could offset further declines in crude oil and condensate transportation movements, should they occur. For the 2016 first quarter, the Company anticipates some negative impact on the inland marine transportation markets from challenging high water and winter weather operating conditions on the inland river systems.

In the coastal marine transportation market, uncertainty around crude oil prices and supplies has resulted in some reluctance among certain customers to extend term contracts and this will likely lead to an increase in the number of coastal vessels operating in the spot market. For 2016, the Company expects utilization for both the inland and coastal markets to be in the high-80% to low-90% range.

As of December 31, 2015, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 650 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges. During 2015, with continued stable demand for inland petrochemical and black oil tank barges, the Company estimates approximately 260 inland tank barges were delivered. The Company estimates approximately 90 tank barges were ordered during 2015 for delivery throughout 2016. In 2014 and 2015, the Company ordered 38 tank barges, of which 30 were 10,000 barrel and eight were 30,000 barrel tank barges. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of December 31, 2015, the Company estimated there were approximately 270 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 45 of those were over 30 years old. The Company believes very few, if any, coastal tank barges in the 195,000 barrel or less category were built during 2012 and 2013 and one coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. During 2014 and the majority of 2015, coastal tank barge utilization was in the 90% to 95% range. In 2014 and 2015, the Company placed orders for the construction of two 185,000 barrel coastal articulated tank barge and tugboat units, one of which was placed in service in late 2015 and the second scheduled to be placed in service in mid-2016, two 155,000 barrel coastal articulated tank barge and tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, one 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and two 4900 horsepower coastal tugboats. The Company is also aware of 14 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2016 and 2017.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oilfield service and oil and gas operator and producer companies, the Company’s land-based customers during 2015 continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment. Also, inbound orders for the manufacturing of oilfield service equipment have essentially stopped and the remanufacturing of pressure pumping units has declined significantly. The distribution portion of the land-based market, including parts, engine and transmission sales and service, is at depressed levels. The Company has taken aggressive measures to reduce costs, including reducing the staffing level in the land-based manufacturing area by approximately 40%. The Company anticipates its land-based market will generate quarterly operating losses through the first half of 2016.

For the marine diesel engine services market, given the positive inland and coastal marine transportation markets, service activity levels should remain stable during 2016, but continued weakness is expected in the Gulf of Mexico oilfield services market. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

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

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Management monitors the recoverability of goodwill on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

Results of Operations

The Company reported 2015 net earnings attributable to Kirby of $226,684,000, or $4.11 per share, on revenues of $2,147,532,000, compared with 2014 net earnings attributable to Kirby of $282,006,000, or $4.93 per share, on revenues of $2,566,318,000, and 2013 net earnings attributable to Kirby of $253,061,000, or $4.44 per share, on revenues of $2,242,195,000.

Marine transportation revenues for 2015 were $1,663,090,000, or 77% of total revenues, compared with $1,770,684,000, or 69% of total revenues for 2014, and $1,713,167,000, or 76% of total revenues for 2013. Diesel engine services revenues for 2015 were $484,442,000, or 23% of total revenues, compared with $795,634,000, or 31% of total revenues for 2014, and $529,028,000, or 24% of total revenues for 2013.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2015, the Company operated 898 inland tank barges, including 31 leased barges, with a total capacity of 17.9 million barrels. This compares with 884 inland tank barges operated as of December 31, 2014, including 39 leased barges, with a total capacity of 17.8 million barrels. The Company operated an average of 248 inland towboats during 2015, of which an average of 84 were chartered, compared with 251 during 2014, of which an average of 79 were chartered. The Company’s coastal tank barge fleet as of December 31, 2015 consisted of 70 tank barges, including eight of which were leased, with 6.0 million barrels of capacity, and 73 tugboats, six of which were chartered. This compares with 69 coastal tank barges operated as of December 31, 2014, eight of which were leased, with 6.0 million barrels of capacity, and 74 coastal tugboats, six of which were chartered. As of December 31, 2015 and 2014, the Company operated six offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges on the Houston Ship Channel.

 The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2015 (dollars in thousands):

	2015	2014	% Change 2014 to 2015	2013	% Change 2013 to 2014
Marine transportation revenues	$1,663,090	$1,770,684	(6)%	$1,713,167	3%

Costs and expenses:
Costs of sales and operating expenses	981,525	1,053,390	(7)	1,029,040	2
Selling, general and administrative	112,193	119,087	(6)	112,272	6
Taxes, other than on income	18,732	14,324	31	14,026	2
Depreciation and amortization	175,798	154,019	14	149,574	3
	1,288,248	1,340,820	(4)	1,304,912	3
Operating income	$374,842	$429,864	(13)%	$408,255	5%
Operating margins	22.5%	24.3%		23.8%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2015, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2015 Revenue Distribution	Products Moved	Drivers
Petrochemicals	47%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	30%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2015 Compared with 2014

Marine Transportation Revenues

Marine transportation revenues for 2015 decreased 6% when compared with 2014 primarily due to a 37% decline in the average cost of marine diesel fuel in 2015, which is largely passed through to the customer. Also, a heavier coastal marine shipyard schedule, slightly lower inland and coastal tank barge utilization in the later part of 2015, and lower inland marine transportation term and spot contract rates contributed to the year over year decline in revenues. For 2015 and 2014, the inland tank barge fleet contributed 68% and the coastal fleet contributed 32% of marine transportation revenues.  The Company’s inland and coastal petrochemical, black oil and refined petroleum products fleets achieved relatively consistent tank barge utilization in the 90% to 95% range throughout the majority of 2015, consistent with 2014, and occasionally declined to the high-80% level during the 2015 fourth quarter.

The petrochemical market, the Company’s largest market, contributed 47% of marine transportation revenues for 2015, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage relative to foreign petrochemical producers.

The black oil market, which contributed 30% of marine transportation revenues for 2015, reflected continued stable demand driven by high refinery production levels and the export of refined petroleum products and fuel oils. Demand for crude oil and natural gas condensate movements declined during 2015; however, the Company was successful in moving barges from that trade to other markets. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however at reduced levels compared with 2014.

The refined petroleum products market, which contributed 20% of marine transportation revenues for 2015, reflected continued stable demand, driven by high refinery production levels, for the movement of products in the inland and coastal markets. The refined petroleum products market was also driven by a cold winter in the Northeast that increased the demand for heating oil during the 2015 first quarter and by additional vehicle miles driven during 2015.

The agricultural chemical market, which contributed 3% of marine transportation revenues for 2015, saw typical seasonal demand for transportation of both domestically produced and imported products during 2015.

For 2015, the inland operations incurred 7,924 delay days, 2% more than the 7,804 delay days that occurred during 2014. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions were challenging during the 2015 third and fourth quarters due to scheduled lock closures along the Gulf Intracoastal Waterway and high water conditions. Operating conditions were also challenging during the 2015 second and fourth quarters due to high water conditions and lock closures on the Mississippi River System, as well as strong currents at river crossings along the Gulf Intracoastal Waterway.

During 2015 and 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, thereby providing the operations with a predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 55% of the inland revenues under term contracts during 2015 compared with 56% during 2014.

During 2015, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were under spot contracts. During 2014, 85% of coastal marine transportation revenues were under term contracts and 15% were under spot contracts.  Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 90% of the coastal revenues under term contracts during 2015 and 2014.

Rates on inland term contracts renewed in the 2015 first quarter were flat or down slightly compared with term contracts in the first quarter of 2014, while rates for the balance of 2015 decreased in the 1% to 5% average range compared with the corresponding 2014 period.  Spot contract rates, which include the cost of fuel, remained at or above term contract pricing for the majority of 2015 until the fourth quarter when spot contract pricing was at or below term contract pricing.  Effective January 1, 2015, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed increased in the 2015 first quarter in the 6% to 8% average range, second quarter in the 4% to 6% average range, third quarter in the 2% to 4% average range, and in the fourth quarter were flat to up slightly compared with corresponding 2014 quarters.  Spot contract rates, which include the cost of fuel, remained above term contract rates during 2015.

Marine Transportation Costs and Expenses

Costs and expenses for 2015 decreased 4% compared with 2014. Costs of sales and operating expenses for 2015 decreased 7% compared with 2014, reflecting a 37% decline in the average cost of marine diesel fuel for 2015, which is largely passed through to the customer. This decrease was partially offset by higher operating labor costs due to vessel salary increases effective January 1, 2015, increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate, and higher shipyard activity in the coastal marine transportation market in the 2015 second and third quarters.

The inland marine transportation fleet operated an average of 248 towboats during 2015, of which an average of 84 towboats were chartered, compared with 251 during 2014, of which an average of 79 towboats were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice and high water conditions that occurred in the 2015 first and second quarters, and high water and scheduled lock closures along the Gulf Intracoastal Waterway in the 2015 third and fourth quarters, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2015, the inland operations consumed 42.9 million gallons of diesel fuel compared to 44.7 million gallons consumed during 2014. The average price per gallon of diesel fuel consumed during 2015 was $1.92 compared with $3.06 for 2014. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Taxes, other than on income, for 2015 increased 31% compared with 2014. The increase is mainly due to higher property taxes on marine transportation equipment and an increase in the inland waterways user tax rate from 20 to 29 cents per gallon of fuel consumed effective April 1, 2015. This user tax is largely passed through to the customer.

Selling, general and administrative expenses for 2015 decreased 6% compared with 2014, primarily a reflection of a $2,215,000 severance charge in the 2014 first quarter and lower professional fees in the 2015 first and second quarters, partially offset by salary increases effective April 1, 2015.

Depreciation and amortization for 2015 increased 14% compared with 2014.  The increase was primarily attributable to increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as six inland pressure tank barges purchased in February 2015. In addition, during the 2015 third and fourth quarters, the Company shortened the estimated useful lives of certain assets in the coastal fleet prior to their scheduled 2016 shipyards, resulting in an increase in depreciation expense.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2015 decreased 13% compared with 2014. The operating margin for 2015 was 22.5% compared with 24.3% for 2014. The results reflected continued stable demand across the majority of the Company’s inland and coastal markets, but 2015 was negatively impacted by lower inland marine transportation term and spot contract rates, the impact of fuel price adjustments on inland marine affreightment contracts, higher coastal marine transportation depreciation expense and amortization of major maintenance costs in the 2015 third and fourth quarters, higher shipyard activity in the coastal marine transportation fleet in the 2015 second and third quarters, higher operating labor costs due to vessel salary increases effective January 1, 2015, and increased pension expense for inland marine vessel personnel resulting from actuarial changes to mortality tables and a lower discount rate.

2014 Compared with 2013

Marine Transportation Revenues

Marine transportation revenues for 2014 increased 3% when compared with 2013, reflecting continued strong utilization for both the inland and coastal markets and favorable pricing trends. For 2014 and 2013, the inland tank barge fleet contributed 68% and 69%, respectively, and the coastal fleet 32% and 31%, respectively, of marine transportation revenues. The Company’s inland petrochemical, black oil and refined petroleum products fleets achieved consistent tank barge utilization in the 90% to 95% range throughout 2014, consistent with 2013. The results were negatively impacted by changes in the Company’s Florida bunkering operation where a customer change led to a decrease in dedicated equipment and reduced revenue. The coastal equipment utilization for 2014 was in the 90% to 95% range, an improvement over the 90% range reported for 2013, aided by increased transportation of crude oil and natural gas condensate, continued success in expanding the coastal customer base to inland customers with coastal requirements, and cold weather during the 2014 first quarter that increased the demand for the transportation of heating oil.

The petrochemical market, the Company’s largest market, contributed 45% of marine transportation revenues for 2014, reflecting continued strong volumes from Gulf Coast petrochemical plants for both domestic consumers and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage against foreign petrochemical producers.

The black oil market, which contributed 33% of marine transportation revenues for 2014, reflected continued strong demand driven by steady refinery production levels, the export of refined petroleum products and fuel oils, and demand for crude oil and natural gas condensate transportation from the Eagle Ford shale formations in South Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and for the movement of Canadian and Utica crude oil and natural gas condensate downriver from the Midwest to the Gulf Coast. The coastal fleet also moved Bakken crude from Albany, New York to Northeast refineries and from the Columbia River to West Coast refineries during 2014.

The refined petroleum products market, which contributed 19% of marine transportation revenues for 2014, reflected continued strong demand for the movement of products in the inland and coastal markets, benefiting from additional volumes from major customers and aided by the export of refined petroleum products and heavy fuel oils. The coastal refined petroleum products market was also driven by continued success in expanding the coastal customer base to inland customers with coastal requirements, as well as a cold winter in the Northeast that increased the demand for heating oil during the 2014 first quarter.

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

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and the land-based oilfield service and oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2015 (dollars in thousands):

	2015	2014	% Change 2014 to 2015	2013	% Change 2013 to 2014
Diesel engine services revenues	$484,442	$795,634	(39)%	$529,028	50%

Costs and expenses:
Costs of sales and operating expenses	380,841	641,492	(41)	419,765	53
Selling, general and administrative	70,267	80,309	(13)	53,595	50
Taxes, other than on income	1,915	2,307	(17)	1,805	28
Depreciation and amortization	12,498	11,463	9	11,096	3
	465,521	735,571	(37)	486,261	51
Operating income	$18,921	$60,063	(68)%	$42,767	40%
Operating margins	3.9%	7.5%		8.1%

The following table shows the markets serviced by the Company, the revenue distribution for 2015, and the customers for each market:

Markets Serviced	2015 Revenue Distribution	Customers
Land-Based	61%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On-Highway Transportation

Marine	29%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	10%	Standby Power Generation, Pumping Stations

2015 Compared with 2014

Diesel Engine Services Revenues

Diesel engine services revenues for 2015 decreased 39% compared with 2014, primarily due to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and for decreased demand for service and distribution of parts, engines and transmissions due to impact of the decline in the price of crude oil and decreased drilling activity. With the reduction in activity levels, oilfield service customers in the land-based market continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment. The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2015 decreased 37%, compared with 2014. Costs of sales and operating expenses for 2015 decreased 41% compared with 2014, reflecting a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured and remanufactured, and a decline in the sale and service of land-based engines, transmissions and parts. The 2015 first quarter reflected the completion of the manufacturing of pressure pumping units in backlog from 2014. Units carried over from 2014, which incurred delays and production issues, negatively impacted the profitability in the 2015 first quarter. The 2015 selling, general and administrative expenses included a $1,111,000 first quarter severance charge in response to the reduced activity in manufacturing in the land-based market and a $702,000 third quarter severance charge in response to reduced activity in the Gulf of Mexico oilfield services market.

Diesel Engine Services Operating Income and Operating Margins

Diesel engine services operating income for 2015 decreased 68% compared with 2014. The operating margin for 2015 was 3.9% compared with 7.5% for 2014. The results reflected weakness in the land-based market due to the negative impact of reduced oilfield service activity levels, production issues and weakness in the Gulf of Mexico oilfield services market, as well as the $1,111,000 first quarter 2015 and $702,000 third quarter 2015 severance charges.

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

General Corporate Expenses

General corporate expenses for 2015, 2014 and 2013 were $14,773,000, $14,896,000 and $15,728,000, respectively.  The decrease for 2015 was less than 1% when compared to 2014.  The 5% decrease for 2014 compared with 2013 was due to lower employee incentive compensation accruals in 2014 and staff reductions in the first quarter of 2014.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1,672,000 in 2015 compared with $781,000 in 2014 and $888,000 in 2013. The net gains were predominantly from the sale or retirement of marine equipment and the sale of the assets of a small diesel engine services product line in the 2015 first quarter.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2015 (dollars in thousands):

	2015	2014	% Change 2014 to 2015	2013	% Change 2013 to 2014
Equity in earnings of affiliates	$451	$384	17%	$348	10%
Other income (expense)	(663)	(345)	92%	20	—%
Noncontrolling interests	(1,286)	(2,602)	(51)%	(3,238)	(20)%
Interest expense	(18,738)	(21,461)	(13)%	(27,872)	(23)%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2015 decreased 51% compared with 2014, primarily due to lower business levels at the Company’s 51% owned shifting operation and fleeting facility for dry cargo barges on the Houston Ship Channel.

Interest Expense

Interest expense for 2015 decreased 13% compared with 2014, primarily due to lower interest rates and increased capitalized interest, offset by higher 2015 average debt levels.  Interest expense for 2014 decreased 23% compared with 2013, primarily due to lower 2014 average debt levels. During 2015, 2014 and 2013, the average debt and average interest rate (excluding capitalized interest expense) were $797,322,000 and 2.7%, $682,616,000 and 3.2%, and $974,012,000 and 2.8%, respectively. Interest expense for 2015 and 2014 excludes capitalized interest of $3,026,000 and $639,000, respectively.   No interest was capitalized during 2013.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2015 were $4,156,266,000 compared with $4,141,909,000 at December 31, 2014 and $3,682,517,000 at December 31, 2013. The following table sets forth the significant components of the balance sheet as of December 31, 2015 compared with 2014 and 2014 compared with 2013 (dollars in thousands):

	2015	2014	% Change 2014 to 2015	2013	% Change 2013 to 2014
Assets:
Current assets	$640,776	$803,154	(20)%	$544,006	48%
Property and equipment, net	2,778,980	2,589,498	7	2,370,803	9
Investment in affiliates	2,090	2,539	(18)	2,156	18
Goodwill	586,718	591,405	(1)	591,405	—
Other assets	147,702	155,313	(5)	174,147	(11)
	$4,156,266	$4,141,909	—%	$3,682,517	12%

Liabilities and stockholders’ equity:
Current liabilities	$361,917	$594,027	(39)%	$345,989	72%
Long-term debt-less current portion	778,834	600,000	30	749,150	(20)
Deferred income taxes	669,808	595,769	12	544,110	9
Other long-term liabilities	66,511	87,200	(24)	21,115	313
Total equity	2,279,196	2,264,913	1	2,022,153	12
	$4,156,266	$4,141,909	—%	$3,682,517	12%

2015 Compared with 2014

Current assets as of December 31, 2015 decreased 20% compared with December 31, 2014. Trade accounts receivable decreased 30%, primarily a reflection of the decrease in revenues in the 2015 fourth quarter compared to the 2014 fourth quarter. Inventory decreased 4% due to the sale of inventory purchased in 2014 for 2015 projects, the sale of a small diesel engine services product line in the 2015 first quarter and the sale of a diesel engine services compression systems business in the 2015 fourth quarter. This was partially offset by increases in the land-based inventory due to lower activity levels and parts ordered prior to customer order cancelations or delays.

Property and equipment, net of accumulated depreciation, at December 31, 2015 increased 7% compared with December 31, 2014. The increase reflected $343,269,000 of capital expenditures for 2015, more fully described under Capital Expenditures per the Balance Sheet below, and $41,250,000 for the purchase of six inland pressure tank barges in February 2015, less $183,714,000 of depreciation expense for 2015 and $10,430,000 of property disposals during 2015.

Goodwill at December 31, 2015 decreased 1% compared with December 31, 2014 due to the sale of a diesel engine services compression systems business and the reporting of certain diesel engine services assets as held for sale.

Other assets at December 31, 2015 decreased 5% compared with December 31, 2014 primarily due to the amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for 2015.  Partially offsetting the decrease was a $3,780,000 long-term notes receivable from the sale of equipment in the marine transportation segment.

Current liabilities as of December 31, 2015 decreased 39% compared with December 31, 2014. The decrease in the current portion of long-term debt at December 31, 2015 reflected the reclassification of the balance of the revolving credit facility as long-term debt as the Company extended the maturity date of its revolving credit agreement to April 30, 2020. Accounts payable decreased 40%, primarily due to decreased business activity levels in the land-based diesel engine services market. Accrued liabilities decreased 8%, primarily from lower employee incentive compensation accruals for 2015 and payments on insurance claims. Deferred revenues decreased 19%, primarily reflecting decreased business activity levels in the land-based diesel engine services market.

Long-term debt, less current portion, as of December 31, 2015 increased 30% compared with December 31, 2014, reflecting net borrowings of $62,134,000 on the revolving credit facility during 2015 and the reclassification of the current portion of the revolving credit facility to long-term debt, as the revolving credit facility was refinanced on April 30, 2015. The borrowings on the revolving credit facility were used primarily to finance treasury stock purchases of $241,105,000, to purchase six inland pressure tank barges for $41,250,000 in February 2015 and to refinance the $100,000,000 outstanding under the Company’s term loan agreement on April 30, 2015.

Deferred income taxes as of December 31, 2015 increased 12% compared with December 31, 2014. The increase was primarily due to the 2015 deferred tax provision of $62,755,000, the result of bonus tax depreciation on qualifying expenditures due to the Protecting Americans from Tax Hikes Act (“PATH”) of 2015. PATH continued the bonus tax percentage of 50% for qualifying expenditures placed in service in 2015 through 2017, but then phases down to 40% in 2018 and 30% in 2019.

Other long-term liabilities as of December 31, 2015 decreased 24% compared with December 31, 2014. The decrease was primarily due to a decrease in the pension liability due to a higher discount rate and a $10,000,000 contribution to the pension plan.

Total equity as of December 31, 2015 increased 1% compared with December 31, 2014. The increase was primarily the result of  $226,684,000 of net earnings attributable to Kirby for 2015, a $6,308,000 increase in additional paid-in capital and a $16,351,000 increase in accumulated other comprehensive income (“OCI”) partially offset by a $234,568,000 increase in treasury stock. The increase in treasury stock was attributable to purchases during 2015 of $241,105,000 of the Company’s common stock, partially offset by the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in accumulated OCI primarily resulted from the decrease in unrecognized losses related to the Company’s defined benefit plans.
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

Property and equipment, net of accumulated depreciation, at December 31, 2014 increased 9% compared with December 31, 2013. The increase reflected $355,144,000 of capital expenditures for 2014, more fully described under Capital Expenditures per the Balance Sheet below, the purchase of three previously leased coastal barges for $31,800,000, less $160,070,000 of depreciation expense for 2014 and $9,866,000 of property disposals during 2014.

Other assets at December 31, 2014 decreased 11% compared with December 31, 2013, primarily due to amortization of intangibles other than goodwill and the amortization of deferred major maintenance drydock expenditures on ocean-going vessels during 2014, net of major maintenance drydock expenditures for 2014.

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

Total equity as of December 31, 2014 increased 12% compared with December 31, 2013. The increase was primarily the result of $282,006,000 of net earnings attributable to Kirby for 2014, a $12,272,000 increase in treasury stock, a $17,860,000 increase in additional paid-in capital and a $44,244,000 decrease in OCI. The increase in treasury stock was attributable to purchases during 2014 of $15,321,000 of Company common stock, partially offset by the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The pension contribution for the 2015 year was $10,000,000.  No pension contribution was made in 2014 for the 2014 year as funding of the pension plan’s ABO was 100% at December 31, 2014. The fair value of plan assets was $243,588,000 and $242,275,000 at December 31, 2015 and December 31, 2014, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 4.5% and 4.1% in 2015 and 2014, respectively, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $4,200,000. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2015 and 2014. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

On April 30, 2015, the Company entered into a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. On April 30, 2015, proceeds from the Revolving Credit Facility were used to refinance the outstanding balance of the Company’s previous $325,000,000 unsecured revolving credit facility and the term loan described below. As of December 31, 2015, the Company was in compliance with all Revolving Credit Facility covenants and had $278,834,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,047,000 as of December 31, 2015.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2015, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as December 31, 2015. Outstanding letters of credit under the Credit Line were $931,000 as of December 31, 2015.

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

Capital Expenditures per the Balance Sheet

Capital expenditures for 2015 were $343,269,000, including $70,956,000 for inland tank barge and towboat construction, $74,442,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one of which was placed in service in late 2015 and the second scheduled to be placed in service in mid-2016, $33,030,000 for progress payments on the construction of two 155,000 barrel coastal articulated tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $8,468,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $1,600,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $154,773,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine service facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015. Capital expenditures for 2014 were $355,144,000, of which $125,737,000 was for construction of new inland tank barges and towboats, $71,793,000 for progress payments on the construction of two 185,000 barrel coastal articulated tank barge and 10000 horsepower tugboat units, one of which was completed in late 2015 and the second scheduled to be placed in service in mid-2016, $19,201,000 for down payments on the construction of two 155,000 barrel articulated coastal tank barge and 6000 horsepower tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, and $138,413,000 primarily for upgrading of existing marine equipment, and marine transportation and diesel engine service facilities, as well as the final costs for the construction of two offshore dry-bulk barge and tugboat units delivered during 2013. Financing of the construction of the inland tank barges and towboats, the coastal tank barge and tugboat units, the coastal tugboats, the coastal petrochemical tank barge and purchase of the six inland pressure tank barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2015, the Company’s inland marine transportation operations took delivery of 36 new inland tank barges with a total capacity of approximately 489,000 barrels, acquired six inland pressure tank barges with a total capacity of approximately 97,000 barrels and retired 18 inland tank barges, returned eight leased inland tank barges and transferred two tank barges into the coastal fleet, reducing its capacity by approximately 421,000 barrels. As a result, during 2015, the Company added a net 14 inland tank barges and approximately 165,000 barrels of capacity.

The Company projects that capital expenditures for 2016 will be in the $220,000,000 to $240,000,000 range. The 2016 construction program will consist of three inland tank barges with a total capacity of 86,000 barrels, one inland towboat, progress payments on the construction of a 185,000 barrel coastal articulated tank barge and tugboat unit scheduled to be placed in service in mid-2016, progress payments on the construction of two 155,000 barrel coastal articulated tank barge and tugboat units, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, progress payments on the construction of two 4900 horsepower coastal tugboats and progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges and the towboat will be approximately $1,000,000, 2016 progress payments on the construction of the 185,000 barrel and two 155,000 barrel coastal articulated tank barge and tugboat units will be approximately $66,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $29,000,000. The balance of approximately $124,000,000 to $144,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During 2015, the Company purchased 3,316,000 shares of its common stock for $241,105,000, for an average price of $72.72 per share.  The common stock was purchased through a combination of discretionary purchases and purchases pursuant to stock trading plans entered into with brokerage firms pursuant to Rule 10b5-1 under the Exchange Act. From February 5, 2016 to February 19, 2016, the Company purchased 34,000 shares of its common stock for $1,762,000 for an average price of $52.45 per share. As of February 19, 2016, the Company had approximately 1,413,000 shares available under its existing repurchase authorizations. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $521,305,000, $438,909,000 and $601,032,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 year experienced a net increase in cash flows from changes in operating assets and liabilities of $4,907,000 compared with a net decrease in 2014 of $123,399,000.  The increase was primarily due to a decrease in receivables in 2015 due to reduced business activity levels compared to an increase in receivables and inventory during 2014 due to increased business activity levels in the land-based diesel engine services market.

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

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 19, 2016, $302,707,000 under its Revolving Credit Facility and $9,094,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $550,000,000 and expires April 30, 2020.  As of December 31, 2015, the Company had $278,834,000 available under the Revolving Credit Facility.  The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19,968,000 at December 31, 2015, including $6,299,000 in letters of credit and $13,669,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2015 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$778,834	$—	$—	$428,834	$350,000
Non-cancelable operating leases — barges	37,233	11,751	19,387	6,095	—
Non-cancelable operating leases — towing vessels	167,535	100,124	67,094	317	—
Non-cancelable operating leases — land, buildings and equipment	42,090	7,654	12,972	7,945	13,519
Barge and towing vessel construction contracts	107,069	94,073	12,996	—	—
	$1,132,761	$213,602	$112,449	$443,191	$363,519

Approximately half of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an ABO basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2015, the pension plan was funded at 102% of the ABO.

Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company does not anticipate a material impact on its consolidated financial statements at the time of adoption of this new standard.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”) or the retail inventory method. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2016 interest expense by $68,000 based on balances outstanding at December 31, 2015, and would change the fair value of the Company’s debt by less than 1%.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 92).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2015, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10	Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2015, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited Kirby Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Houston, Texas
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Houston, Texas
February 22, 2016

 KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,885	$24,299
Accounts receivable:
Trade — less allowance for doubtful accounts of $9,374 ($8,887 in 2014)	290,931	417,325
Other	102,443	115,598
Inventories — at lower of average cost or market	184,511	192,354
Prepaid expenses and other current assets	45,283	43,016
Deferred income taxes	11,723	10,562
Total current assets	640,776	803,154

Property and equipment:
Marine transportation equipment	3,806,850	3,495,705
Land, buildings and equipment	252,913	221,693
	4,059,763	3,717,398
Accumulated depreciation	1,280,783	1,127,900
Property and equipment — net	2,778,980	2,589,498
Investment in affiliates	2,090	2,539
Goodwill	586,718	591,405
Other assets	147,702	155,313
Total assets	$4,156,266	$4,141,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$116,700
Income taxes payable	3,564	3,470
Accounts payable	132,799	222,020
Accrued liabilities:
Interest	5,412	5,610
Insurance premiums and claims	111,705	121,989
Employee compensation	37,243	42,056
Taxes — other than on income	13,525	13,694
Other	16,369	17,684
Deferred revenues	41,300	50,804
Total current liabilities	361,917	594,027
Long-term debt — less current portion	778,834	600,000
Deferred income taxes	669,808	595,769
Other long-term liabilities	66,511	87,200
Total long-term liabilities	1,515,153	1,282,969

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 in 2015 and 2014	5,978	5,978
Additional paid-in capital	434,783	428,475
Accumulated other comprehensive income — net	(44,686)	(61,037)
Retained earnings	2,200,830	1,974,146
Treasury stock — at cost, 6,056,000 shares in 2015 and 2,906,000 in 2014	(328,094)	(93,526)
Total Kirby stockholders’ equity	2,268,811	2,254,036
Noncontrolling interests	10,385	10,877
Total equity	2,279,196	2,264,913
Total liabilities and equity	$4,156,266	$4,141,909

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,663,090	$1,770,684	$1,713,167
Diesel engine services	484,442	795,634	529,028
Total revenues	2,147,532	2,566,318	2,242,195

Costs and expenses:
Costs of sales and operating expenses	1,362,366	1,694,882	1,448,805
Selling, general and administrative	193,237	210,416	177,766
Taxes, other than on income	20,699	16,677	15,893
Depreciation and amortization	192,240	169,312	164,437
Gain on disposition of assets	(1,672)	(781)	(888)
Total costs and expenses	1,766,870	2,090,506	1,806,013
Operating income	380,662	475,812	436,182
Equity in earnings of affiliates	451	384	348
Other income (expense)	(663)	(345)	20
Interest expense	(18,738)	(21,461)	(27,872)
Earnings before taxes on income	361,712	454,390	408,678
Provision for taxes on income	(133,742)	(169,782)	(152,379)

Net earnings	227,970	284,608	256,299
Less: Net earnings attributable to noncontrolling interests	(1,286)	(2,602)	(3,238)
Net earnings attributable to Kirby	$226,684	$282,006	$253,061

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.12	$4.95	$4.46
Diluted	$4.11	$4.93	$4.44

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	($ in thousands)
Net earnings	$227,970	$284,608	$256,299
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	16,322	(44,294)	43,274
Foreign currency translation adjustments	29	(35)	108
Change in fair value of derivative instruments	—	85	952
Total other comprehensive income (loss), net of taxes	16,351	(44,244)	44,334

Total comprehensive income, net of taxes	244,321	240,364	300,633
Net earnings attributable to noncontrolling interests	(1,286)	(2,602)	(3,238)
Comprehensive income attributable to Kirby	$243,035	$237,762	$297,395

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net earnings	$227,970	$284,608	$256,299
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	192,240	169,312	164,437
Provision for doubtful accounts	1,426	3,577	1,260
Provision for deferred income taxes	62,755	77,976	103,056
Gain on disposition of assets	(1,672)	(781)	(888)
Equity in earnings of affiliates, net of distributions and contributions	449	(384)	(348)
Amortization of unearned share-based compensation	11,104	11,591	11,621
Amortization of major maintenance costs	22,126	16,409	9,029
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	129,908	(176,544)	2,235
Inventory	(7,320)	(56,468)	43,275
Other assets	(14,174)	(11,783)	(47,526)
Income taxes payable	477	(4,544)	313
Accounts payable	(81,808)	44,645	23,088
Accrued and other liabilities	(22,176)	81,295	35,181
Net cash provided by operating activities	521,305	438,909	601,032

Cash flows from investing activities:
Capital expenditures	(345,475)	(355,144)	(253,227)
Acquisitions of businesses and marine equipment, net of cash acquired	(41,250)	(31,800)	(3,643)
Proceeds from disposition of assets	24,429	10,393	33,982
Net cash used in investing activities	(362,296)	(376,551)	(222,888)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	160,784	75,550	(150,960)
Borrowings on long-term debt	—	—	225,000
Payments on long-term debt	(100,000)	(108,000)	(460,000)
Return of investment to noncontrolling interests	(1,778)	(3,192)	(3,857)
Proceeds from exercise of stock options	3,712	7,519	6,635
Purchase of treasury stock	(241,105)	(15,321)	—
Payment of contingent liability	—	(4,756)	(5,000)
Excess tax benefit from equity compensation plans	964	6,119	3,001
Net cash used in financing activities	(177,423)	(42,081)	(385,181)

Increase (decrease) in cash and cash equivalents	(18,414)	20,277	(7,037)
Cash and cash equivalents, beginning of year	24,299	4,022	11,059
Cash and cash equivalents, end of year	$5,885	$24,299	$4,022

Supplemental disclosures of cash flow information:
Interest paid	$20,586	$19,622	$21,393
Income taxes paid	$69,584	$90,460	$46,136
Capital expenditures included in accounts payable	$2,206	$—	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	($ in thousands)
Common stock:
Balance at beginning and end of year	$5,978	$5,978	$5,978

Additional paid-in capital:
Balance at beginning of year	$428,475	$410,615	$397,785
Excess of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	3,530	8,345	8,276
Tax benefit realized from equity compensation plans	964	6,119	3,001
Issuance of restricted stock, net of forfeitures	(9,290)	(8,195)	(10,068)
Amortization of unearned compensation	11,104	11,591	11,621
Balance at end of year	$434,783	$428,475	$410,615

Accumulated other comprehensive income:
Balance at beginning of year	$(61,037)	$(16,793)	$(61,127)
Other comprehensive income (loss), net of taxes	16,351	(44,244)	44,334
Balance at end of year	$(44,686)	$(61,037)	$(16,793)

Retained earnings:
Balance at beginning of year	$1,974,146	$1,692,140	$1,439,079
Net earnings attributable to Kirby for the year	226,684	282,006	253,061
Balance at end of year	$2,200,830	$1,974,146	$1,692,140

Treasury stock:
Balance at beginning of year	$(93,526)	$(81,254)	$(86,747)
Purchase of treasury stock (3,316,000 in 2015 and 187,000 in 2014)	(241,105)	(15,321)	—
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (166,000 in 2015, 211,000 in 2014 and 261,000 in 2013)	6,537	3,049	5,493
Balance at end of year	$(328,094)	$(93,526)	$(81,254)

Noncontrolling interests:
Balance at beginning of year	$10,877	$11,467	$12,086
Net earnings attributable to noncontrolling interests	1,286	2,602	3,238
Return of investment to noncontrolling interests	(1,778)	(3,192)	(3,857)
Balance at the end of year	$10,385	$10,877	$11,467

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries (“the Company”). One affiliated limited partnership, in which the Company owns a 50% interest, is the general partner and has effective control and whose activities are an integral part of the operations of the Company, is consolidated. All other investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

Accounting Policies

Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2015 and 2014 were $90,166,000 and $143,615,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2015 and 2014 were $77,684,000 and $92,379,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of  major maintenance costs of $22,126,000, $16,409,000 and $9,029,000 for the years ended December 31, 2015, 2014 and 2013, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $3,026,000 and $639,000 for the years ending December 31, 2015 and 2014, respectively. No interest was capitalized for the year ending December 31, 2013.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2015 and 2014. For 2015 and 2014, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate. The gross carrying value of goodwill at December 31, 2015 and 2014 was $604,185,000 and $608,872,000, respectively, and accumulated amortization at December 31, 2015 and 2014 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2015 and 2014.

Net goodwill for the marine transportation segment was $381,243,000 at December 31, 2015 and 2014. Net goodwill for the diesel engine services segment was $205,475,000 and $210,162,000 at December 31, 2015 and 2014, respectively. The decrease in net goodwill for the diesel engine services segment was due to a sale of a business during 2015 and the reclassification of  certain assets as held for sale as of December 31, 2015.

Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to three years, some of which have renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company is a provider of marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. There is no difference in the recognition of revenue between a term contract and a spot contract.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for 2015, 2014 and 2013 were $23,737,000, $25,416,000 and $22,971,000, respectively.

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

Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company does not anticipate a material impact on its consolidated financial statements at the time of adoption of this new standard.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”) or the retail inventory method. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

(2) Inventories

The following table presents the details of inventories as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Finished goods	$163,501	$179,760
Work in process	21,010	12,594
	$184,511	$192,354

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is described in Note 4, Long-Term Debt.

Certain assets are measured at fair value on a nonrecurring basis.  These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2015 and 2014, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(4) Long-Term Debt

Long-term debt at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Long-term debt, including current portion:
$550,000,000 revolving credit facility due April 30, 2020	$278,834	$—
$325,000,000 revolving credit facility due November 9, 2015	—	116,700
$150,000,000 senior notes Series A due February 27, 2020	150,000	150,000
$350,000,000 senior notes Series B due February 27, 2023	350,000	350,000
$10,000,000 credit line due June 30, 2017	—	—
$540,000,000 term loan due July 1, 2016	—	100,000
	$778,834	$716,700

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2016	$—
2017	—
2018	—
2019	—
2020	428,834
Thereafter	350,000
$778,834

On April 30, 2015, the Company entered into a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. On April 30, 2015, proceeds from the Revolving Credit Facility were used to refinance the outstanding balance of the Company’s previous $325,000,000 unsecured revolving credit facility and the term loan described below. As of December 31, 2015, the Company was in compliance with all Revolving Credit Facility covenants and had $278,834,000 of debt outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2015 was $293,451,000, computing by averaging the daily balance, and the weighted average interest rate was 1.3%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,047,000 as of December 31, 2015.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2015, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as December 31, 2015. Outstanding letters of credit under the Credit Line were $931,000 as of December 31, 2015.

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

The estimated fair value of total debt outstanding at December 31, 2015 and 2014 was $768,766,000 and $705,215,000, respectively, which differs from the carrying amount of $778,834,000 and $716,700,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.

(5) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Earnings before taxes on income — United States	$361,712	$454,390	$408,678

Provision for taxes on income:
Federal:
Current	$64,707	$81,953	$41,008
Deferred	59,582	72,920	97,586
State and local	9,453	14,909	13,785
	$133,742	$169,782	$152,379

During the three years ended December 31, 2015, 2014 and 2013, tax benefits related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $964,000, $6,119,000 and $3,001,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2015, 2014 and 2013 due to the following:

	2015	2014	2013
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.7	2.2	2.2
Other – net	.3	.2	.1
	37.0%	37.4%	37.3%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Current deferred tax assets:
Compensated absences	$829	$854
Allowance for doubtful accounts	3,288	3,111
Insurance accruals	4,234	2,858
Other	3,372	3,739
	$11,723	$10,562

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$2,501	$2,795
Insurance accruals	3,410	3,325
Deferred compensation	10,534	10,157
Unrealized loss on defined benefit plans	25,245	34,501
Operating loss carryforwards	5,188	5,219
Other	20,702	20,687
Valuation allowances	(4,716)	(4,704)
	62,864	71,980

Deferred tax liabilities:
Property	(604,737)	(547,388)
Deferred state taxes	(53,542)	(49,503)
Pension benefits	(8,471)	(11,198)
Goodwill and other intangibles	(44,185)	(37,936)
Other	(21,737)	(21,724)
	(732,672)	(667,749)
	$(669,808)	$(595,769)

The Company has determined that it is more likely than not that all federal deferred tax assets at December 31, 2015 will be realized, including its operating loss carryforwards of $472,000 that expire in various amounts through 2030.

The valuation allowance for state deferred tax assets as of December 31, 2015 and 2014 was $4,716,000 and $4,704,000 respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is not more likely than not that the deferred tax assets will be realized.   Expiration of these state net operating loss carryforwards vary by state through 2035 and none will expire in fiscal 2016.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2012 through 2014 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2009 through 2014 tax years.

As of December 31, 2015, the Company has provided a liability of $2,479,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1,678,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2016 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$1,171	$949	$1,045
Additions based on tax positions related to the current year	339	470	239
Additions for tax positions of prior years	785	39	114
Reductions for tax positions of prior years	(337)	(287)	(413)
Settlements	—	—	(36)
Balance at end of year	$1,958	$1,171	$949

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense (credit) of $216,000, $40,000 and $(421,000) in interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had $522,000, $306,000 and $266,000 of accrued liabilities for the payment of interest and penalties at December 31, 2015, 2014 and 2013, respectively.

(6) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 12 years expiring at various dates through 2020. Lease agreements for towing vessels chartered by the Company have terms from 30 days to five years expiring at various dates through 2019; however, approximately half of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Rental expense:
Marine equipment — barges	$14,092	$19,780	$20,841
Marine equipment — towing vessels	143,067	136,331	124,877
Other buildings and equipment	9,383	9,146	10,298
Rental expense	$166,542	$165,257	$156,016

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2015 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	And Equipment	Barges	Towing Vessels	Total
2016	$7,654	$11,751	$100,124	$119,529
2017	6,806	10,544	46,362	63,712
2018	6,166	8,843	20,732	35,741
2019	4,375	3,856	317	8,548
2020	3,570	2,239	—	5,809
Thereafter	13,519	—	—	13,519
	$42,090	$37,233	$167,535	$246,858

(7) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Compensation cost	$11,104	$11,591	$11,621
Income tax benefit	$4,120	$4,358	$4,370

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At December 31, 2015, 2,329,238 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2015, 2014 and 2013:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2012	351,173	$45.54
Granted	111,527	$70.94
Exercised	(83,096)	$34.51
Canceled or expired	—	$—
Outstanding at December 31, 2013	379,604	$55.42
Granted	75,204	$98.91
Exercised	(119,276)	$42.07
Canceled or expired	(12,576)	$68.89
Outstanding at December 31, 2014	322,956	$69.95
Granted	114,894	$74.99
Exercised	—	$—
Canceled or expired	(7,418)	$86.28
Outstanding at December 31, 2015	430,432	$71.01

Under the employee plan, stock options exercisable were 239,518, 157,140 and 175,170 at December 31, 2015, 2014 and 2013, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$31.35 – $36.35	16,910	1.1	$32.82		16,910	$32.82
$46.74	56,629	2.1	$46.74		56,629	$46.74
$65.28 – $74.99	283,963	4.6	$70.98		141,669	$67.90
$93.64 – $96.85	35,763	5.1	$94.27		11,921	$94.27
$101.46 – $114.11	37,167	5.2	$103.22		12,389	$103.22
$31.35 – $114.11	430,432	4.2	$71.01	$668,000	239,518	$63.56	$668,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2015, 2014 and 2013:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	418,128	$45.39
Granted	139,971	$69.85
Vested	(149,162)	$44.30
Forfeited	(9,659)	$61.20
Nonvested balance at December 31, 2013	399,278	$54.92
Granted	97,706	$97.46
Vested	(141,870)	$45.64
Forfeited	(33,661)	$63.56
Nonvested balance at December 31, 2014	321,453	$71.04
Granted	122,740	$75.04
Vested	(113,958)	$60.73
Forfeited	(18,508)	$82.00
Nonvested balance at December 31, 2015	311,727	$75.73

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years.  The restricted stock issued after each annual meeting of stockholders vest six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2015, 539,531 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2015, 2014, and 2013:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2012	345,938	$45.84
Granted	54,958	$75.17
Exercised	(80,574)	$46.75
Outstanding at December 31, 2013	320,322	$50.64
Granted	42,000	$99.52
Exercised	(63,988)	$39.08
Outstanding at December 31, 2014	298,334	$60.01
Granted	—	$—
Exercised	(77,905)	$47.65
Outstanding at December 31, 2015	220,429	$64.37

Under the director plan, options exercisable were 220,429, 298,334 and 320,082 at December 31, 2015, 2014 and 2013, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 – $36.82	30,000	1.9	$33.60		30,000	$33.60
$41.24 – $56.45	71,276	4.3	$52.34		71,276	$52.34
$61.89 – $62.48	41,153	6.5	$62.34		41,153	$62.34
$75.17 – $99.52	78,000	7.3	$88.28		78,000	$88.28
$29.60 – $99.52	220,429	5.4	$64.37	$775,000	220,429	$64.37	$775,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2015, 2014 and 2013:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2012	348	$62.99
Granted	10,536	$75.65
Vested	(10,500)	$75.23
Nonvested balance at December 31, 2013	384	$75.65
Granted	8,160	$99.52
Vested	(8,252)	$98.41
Nonvested balance at December 31, 2014	292	$99.52
Granted	20,350	$78.52
Vested	(18,851)	$79.77
Nonvested balance at December 31, 2015	1,791	$68.73

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,555,000, $11,671,000 and $6,703,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $948,000, $4,388,000 and $2,520,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $10,270,000, $14,847,000 and $10,993,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,810,000, $5,583,000 and $4,133,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $2,956,000 of unrecognized compensation cost related to nonvested stock options and $16,920,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.2 years and restricted stock over approximately 2.8 years. The total fair value of stock options vested was $2,180,000, $3,759,000 and $3,341,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of the restricted stock vested was $10,270,000, $14,847,000 and $10,993,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $25.18, $36.05 and $25.14, respectively. The fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 was $2,893,000, $4,226,000 and $4,184,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Dividend yield	None	None	None
Average risk-free interest rate	1.3%	2.0%	1.1%
Stock price volatility	33%	33%	34%
Estimated option term	Six years	Six years or seven years	Six years or seven years

(8) Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $243,588,000 and $242,275,000 at December 31, 2015 and 2014 respectively. As of December 31, 2015 and 2014, these assets were allocated among asset categories as follows:

Asset Category	2015	2014	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	50%	52%	30% — 50%— 70%
International equity securities	18%	18%	0% — 20%— 30%
Debt securities	28%	30%	15% — 30%— 55%
Cash and cash equivalents	4%	—%	0% — 0%— 5%
	100%	100%

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.5% in 2015 and 2014. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 102% of the pension plan’s ABO at December 31, 2015.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$315,075	$249,960	$1,637	$1,529	$1,264	$2,307
Service cost	14,683	10,645	—	—	—	—
Interest cost	13,302	12,839	64	73	36	110
Actuarial loss (gain)	(39,474)	66,640	(30)	180	(321)	(1,065)
Gross benefits paid	(6,261)	(25,009)	(145)	(145)	(88)	(88)
Benefit obligation at end of year	$297,325	$315,075	$1,526	$1,637	$891	$1,264

Accumulated benefit obligation at end of year	$238,775	$241,592	$1,526	$1,637	$—	$—

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	4.5%	4.1%	4.5%	4.1%	4.5%	4.1%
Rate of compensation increase	Age-based table	4.25%	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	6.5%	7.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2019	2019

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$107	$167
Decrease	—	—	—	—	(93)	(141)

Change in plan assets
Fair value of plan assets at beginning of year	$242,275	$254,523	$—	$—	$—	$—
Actual return on plan assets	(2,426)	12,761	—	—	—	—
Employer contribution	10,000	—	145	145	88	88
Gross benefits paid	(6,261)	(25,009)	(145)	(145)	(88)	(88)
Fair value of plan assets at end of year	$243,588	$242,275	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2015 and 2014 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2015	2014	2015	2014	2015	2014
Funded status at end of year
Fair value of plan assets	$243,588	$242,275	$—	$—	$—	$—
Benefit obligations	297,325	315,075	1,526	1,637	891	1,264
Funded status and amount recognized at end of year	$(53,737)	$(72,800)	$(1,526)	$(1,637)	$(891)	$(1,264)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$—	$—	$—	$—	$—
Current liability	—	—	(149)	(141)	(68)	(83)
Long-term liability	(53,737)	(72,800)	(1,377)	(1,496)	(823)	(1,181)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$77,940	$104,795	$508	$566	$(6,319)	$(6,787)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$77,940	$104,795	$508	$566	$(6,319)	$(6,787)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2015 and 2014 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2015	2014	2015	2014
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$297,325	$315,075	$1,526	$1,637
Fair value of plan assets at end of year	243,588	242,275	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2015	2014	2015	2014
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$—	$—	$1,526	$1,637
Accumulated benefit obligation at end of year	—	—	1,526	1,637
Fair value of plan assets at end of year	—	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2015 and 2014 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2015	2014	2015	2014	2015	2014
Expected employer contributions
First year	$—	$8,400	$152	$143	$70	$84

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2015	2014	2015	2014	2015	2014
Expected benefit payments (gross)
Year one	$7,678	$7,100	$152	$143	$81	$96
Year two	8,298	7,672	157	151	86	98
Year three	9,013	8,333	154	155	86	103
Year four	9,748	9,080	152	153	86	95
Year five	10,415	9,868	149	150	85	94
Next five years	63,860	62,666	608	621	341	445

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2015	2014	2015	2014	2015	2014
Expected federal subsidy
Year one	$—	$—	$—	$—	$(11)	$(11)
Year two	—	—	—	—	(11)	(11)
Year three	—	—	—	—	(11)	(11)
Year four	—	—	—	—	(12)	(12)
Year five	—	—	—	—	(12)	(12)
Next five years	—	—	—	—	(55)	(55)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost	$14,683	$10,645	$12,824	$—	$—	$—
Interest cost	13,302	12,839	11,400	64	73	70
Expected return on plan assets	(17,921)	(18,858)	(16,127)	—	—	—
Amortization:
Actuarial loss	7,728	701	8,276	28	16	19
Prior service credit	—	—	—	—	—	—
Net periodic benefit cost	17,792	5,327	16,373	92	89	89

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	(19,127)	72,737	(61,759)	(30)	180	(138)
Recognition of actuarial loss	(7,728)	(701)	(8,276)	(28)	(16)	(19)
Recognition of prior service credit	—	—	—	—	—	—
Total recognized in other comprehensive income	(26,855)	72,036	(70,035)	(58)	164	(157)

Total recognized in net periodic benefit cost and other comprehensive income	$(9,063)	$77,363	$(53,662)	$34	$253	$(68)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.1%	5.0%	4.1%	4.1%	5.0%	4.1%
Expected long-term rate of return on plan assets	7.5%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$4,924	$26
Prior service credit	—	—
	$4,924	$26

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2015	2014	2013
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	36	110	112
Amortization:
Actuarial gain	(793)	(649)	(620)
Prior service cost	—	—	—
Net periodic benefit cost	(757)	(539)	(508)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	(322)	(1,065)	(600)
Recognition of actuarial gain	793	649	620
Recognition of prior service cost	—	—	—
Adjustment for actual Medicare Part D reimbursement	(3)	(8)	(5)
Total recognized in other comprehensive income	468	(424)	15

Total recognized in net periodic benefit cost and other comprehensive income	$(289)	$(963)	$(493)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.1%	5.0%	4.1%
Health care cost trend rate:
Initial rate	7.0%	7.0%	7.5%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2019	2018	2018

Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$5	$7	$10
Decrease	(4)	(6)	(9)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(745)
Prior service cost	—
$(745)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2018. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2015 and 2014, the Company made contributions of $1,202,000 and $1,290,000, respectively, to the SPT and none of the Company’s contributions to the SPT exceeded 5% of total contributions to the SPT nor did the Company pay any material surcharges.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2015. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2015 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was neither in endangered or critical status for the 2014 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2014, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $24,077,000, $23,356,000 and $23,158,000 in 2015, 2014 and 2013, respectively.

(9) Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015			2014			2013
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$6,963	$(2,667)	$4,296	$68	$(26)	$42	$7,675	$(2,942)	$4,733
Actuarial gains (losses)	19,482	(7,456)	12,026	(71,843)	27,507	(44,336)	62,503	(23,962)	38,541

Foreign currency translation adjustments	29	—	29	(35)	—	(35)	108	—	108

Change in fair value of derivative instruments (b):
Unrealized gains (losses)	—	—	—	24	(9)	15	2,851	(996)	1,855
Reclassified to net earnings	—	—	—	121	(51)	70	(1,389)	486	(903)
Total	$26,474	$(10,123)	$16,351	$(71,665)	$27,421	$(44,244)	$71,748	$(27,414)	$44,334

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 8 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of sales and operating expenses.

(10) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Net earnings attributable to Kirby	$226,684	$282,006	$253,061
Undistributed earnings allocated to restricted shares	(1,345)	(1,643)	(1,819)
Income available to Kirby common stockholders — basic	225,339	280,363	251,242
Undistributed earnings allocated to restricted shares	1,345	1,643	1,819
Undistributed earnings reallocated to restricted shares	(1,343)	(1,637)	(1,813)
Income available to Kirby common stockholders — diluted	$225,341	$280,369	$251,248

Shares outstanding:
Weighted average common stock issued and outstanding	55,056	57,006	56,762
Weighted average unvested restricted stock	(327)	(332)	(408)
Weighted average common stock outstanding — basic	54,729	56,674	56,354
Dilutive effect of stock options	97	193	198
Weighted average common stock outstanding — diluted	54,826	56,867	56,552
Net earnings per share attributable to Kirby common stockholders:
Basic	$4.12	$4.95	$4.46

Diluted	$4.11	$4.93	$4.44

Certain outstanding options to purchase approximately 227,000, 75,000 and 2,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2015, 2014 and 2013, respectively, as such stock options would have been antidilutive.

(11) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2015 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$587,673	$543,156	$532,565	$484,138
Costs and expenses	486,136	445,113	437,115	400,178
Gain (loss) on disposition of assets	1,555	91	(400)	426
Operating income	103,092	98,134	95,050	84,386
Other income (expense)	60	(303)	22	9
Interest expense	(5,250)	(4,759)	(4,449)	(4,280)
Earnings before taxes on income	97,902	93,072	90,623	80,115
Provision for taxes on income	(36,491)	(34,696)	(33,512)	(29,043)
Net earnings	61,411	58,376	57,111	51,072
Less: Net earnings attributable to noncontrolling interests	(333)	(301)	(268)	(384)
Net earnings attributable to Kirby	$61,078	$58,075	$56,843	$50,688

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.04	$1.04	$0.94
Diluted	$1.09	$1.04	$1.04	$0.94

The unaudited quarterly results for the year ended December 31, 2014 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$589,246	$628,054	$680,721	$668,297
Costs and expenses	482,443	501,556	552,642	554,646
Gain on disposition of assets	51	527	47	156
Operating income	106,854	127,025	128,126	113,807
Other income (expense)	(236)	123	27	125
Interest expense	(5,618)	(5,469)	(5,225)	(5,149)
Earnings before taxes on income	101,000	121,679	122,928	108,783
Provision for taxes on income	(37,989)	(45,768)	(45,715)	(40,310)
Net earnings	63,011	75,911	77,213	68,473
Less: Net earnings attributable to noncontrolling interests	(765)	(919)	(496)	(422)
Net earnings attributable to Kirby	$62,246	$74,992	$76,717	$68,051

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.32	$1.34	$1.19
Diluted	$1.09	$1.31	$1.34	$1.19

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(12) Contingencies and Commitments

In June 2011, the Company as well as three other companies received correspondence from the United States Environmental Protection Agency (“EPA”) concerning ongoing cleanup and restoration activities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. Since 2005, four named Potentially Responsible Parties (“PRPs”) have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information provided by the PRPs indicates that approximately $9,943,000 was incurred in connection with the cleanup effort. The EPA has incurred oversight costs of approximately $2,258,000. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with its activities in cleaning up the Gulfco Site. The Company and other nonparticipating PRPs continue to address settlement terms related to this matter with the Gulfco Restoration Group.

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

In 2000, the Company and a group of approximately 45 other companies were notified that they are PRPs under CERCLA with respect to a Superfund site, the Palmer Barge Line Superfund Site (“Palmer”), located in Port Arthur, Texas. In prior years, Palmer had provided tank barge cleaning services to various subsidiaries of the Company. The Company and three other PRPs entered into an agreement with the EPA to perform a remedial investigation and feasibility study and, subsequently, a limited remediation was performed and is now complete. During the 2007 third quarter, five new PRPs entered into an agreement with the EPA related to the Palmer site. In July 2008, the EPA sent a letter to approximately 30 PRPs for the Palmer site, including the Company, indicating that it intends to pursue recovery of $2,949,000 of costs it incurred in relation to the site. The Company and the other PRPs have resolved the EPA’s past costs claim which was approved by the EPA and Department of Justice. The Company has funded its contribution to settlement and the Consent Decree has been granted by the Court fulfilling all procedural requirements of the settlement.

In January 2015, the Company was named as a defendant in a Complaint filed in the U.S. District Court of the Southern District of Texas, USOR Site PRP Group vs. A&M Contractors, USES, Inc. et al. This is a civil action pursuant to the provisions of CERCLA and the Texas Solid Waste Disposal Act for recovery of past and future response costs incurred and to be incurred by the USOR Site PRP Group for response activities at the U.S. Oil Recovery Superfund Site.  The property was a former sewage treatment plant owned by Defendant City of Pasadena, Texas from approximately 1945 until it was acquired by U.S. Oil Recovery in January 2009.  Throughout its operating life, the U.S. Oil Recovery facility portion of the USOR Site received and performed wastewater pretreatment of municipal and Industrial Class I and Class II wastewater, characteristically hazardous waste, used oil and oily sludges, and municipal solid waste.  Associated operations were conducted at the MCC Recycling facility portion of the USOR Site after it was acquired by U.S. Oil Recovery from the City of Pasadena in January 2009.  Initially, the plaintiff stayed prosecution of the case pending responses to initial settlement demands.  In January 2016, the Company filed responsive pleadings in this matter.  Based on the nature of the involvement at the USOR site, the Company believes its potential contribution is de minimis; however, to date neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, LP (“Kirby Inland Marine”), et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law. The case was conditionally certified as a collective action on December 22, 2011 at which time the Court prescribed a notice period for current and former employees to voluntarily participate as plaintiffs. The notice period closed on February 27, 2012. Plaintiffs seek compensatory damages in the form of back pay, attorneys’ fees, cost and liquidated damages. In a recent case that presented substantially the same facts and legal issues, the United States Court of Appeals for the Fifth Circuit ruled that vessel tankermen are seamen who are exempt from the overtime pay provisions of the Fair Labor Standards Act. While the Figgs case is still pending, the Company believes that, after the Fifth Circuit ruling, it will incur no material liability in the case.

On March 22, 2014, two tank barges and a towboat (the M/V Miss Susan), owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The USCG and the National Transportation Safety Board named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the Oil Pollution Act of 1990 (“OPA”). The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing. In December 2015, the Company submitted evidence in the liability trial in connection with the consolidated limitation actions.  The damages phase of the trial is scheduled for the second quarter of 2016.  The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The customer base of the marine transportation segment includes the major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2015, approximately 80% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to three years, some with renewal options. During 2015, approximately 80% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2015, 2014 and 2013.

Major customers of the diesel engine services segment include inland and offshore barge operators, oilfield service companies, oil and gas operators and producers, offshore fishing companies, marine and on-highway transportation companies, the USCG and United States Navy, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states and the Caribbean, and as non-exclusive authorized service centers for Electro-Motive Diesel, Inc. (“EMD”) throughout the rest of the United States for marine and power generation applications. The diesel engine services segment’s relationship with EMD has been maintained for 50 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Allison transmissions and gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky, Louisiana and New Jersey.

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

The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for 10% of the Company’s revenues in 2015, 2014 and 2013.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19,968,000 at December 31, 2015, including $6,299,000 in letters of credit and $13,669,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(13) Segment Data

The Company’s operations are aggregated into two reportable business segments as follows:

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

Diesel Engine Services — Provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $26,203,000, $25,769,000 and $27,669,000 in 2015, 2014 and 2013, respectively, as well as the related intersegment profit of $2,620,000, $2,577,000 and $2,767,000 in 2015, 2014 and 2013, respectively, have been eliminated from the tables below.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Revenues:
Marine transportation	$1,663,090	$1,770,684	$1,713,167
Diesel engine services	484,442	795,634	529,028
	$2,147,532	$2,566,318	$2,242,195
Segment profit (loss):
Marine transportation	$374,842	$429,864	$408,255
Diesel engine services	18,921	60,063	42,767
Other	(32,051)	(35,537)	(42,344)
	$361,712	$454,390	$408,678
Total assets:
Marine transportation	$3,451,553	$3,317,696	$3,046,692
Diesel engine services	637,549	736,129	576,472
Other	67,164	88,084	59,353
	$4,156,266	$4,141,909	$3,682,517
Depreciation and amortization:
Marine transportation	$175,798	$154,019	$149,574
Diesel engine services	12,498	11,463	11,096
Other	3,944	3,830	3,767
	$192,240	$169,312	$164,437
Capital expenditures:
Marine transportation	$311,862	$340,315	$237,964
Diesel engine services	28,907	7,486	4,658
Other	4,706	7,343	10,605
	$345,475	$355,144	$253,227

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
General corporate expenses	$(14,773)	$(14,896)	$(15,728)
Interest expense	(18,738)	(21,461)	(27,872)
Gain on disposition of assets	1,672	781	888
Other income (expense)	(212)	39	368
	$(32,051)	$(35,537)	$(42,344)

The following table presents the details of “Other” total assets as of December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
General corporate assets	$65,074	$85,545	$57,197
Investment in affiliates	2,090	2,539	2,156
	$67,164	$88,084	$59,353

(14) Related Party Transactions

Richard J. Alario, a current director of the Company, is Chief Executive Officer of Key Energy Services, Inc. (“Key Energy”). Key Energy paid the Company $572,000 in 2015, $1,232,000 in 2014 and $1,973,000 in 2013 for oilfield service equipment and for parts and service. Such sales and service were in the ordinary course of business of the Company.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company primarily for customer entertainment. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. Key Energy paid The Hollywood Camp $1,236,000 in 2015, $1,634,000 in 2014 and $1,112,000 in 2013 for use of the facility. The Company paid The Hollywood Camp $2,830,000 in 2015, $2,303,000 in 2014 and $2,044,000 in 2013 for its share of facility expenses.

The husband of Amy D. Husted, Vice President — Legal of the Company, is a partner in the law firm of Strasburger & Price, LLP. The Company paid the law firm $596,000 in 2015, $1,184,000 in 2014 and $851,000 in 2013 for legal services in connection with matters in the ordinary course of business of the Company.

The Company is a 50% owner of Bolivar Terminal Co., Inc. (“Bolivar”), a company that provides barge fleeting services (temporary barge storage facilities) in the Houston, Texas area. The Company paid Bolivar $895,000 in 2015, $561,000 in 2014 and $703,000 in 2013 for barge fleeting services. Such services were in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2015 and 2014.

Consolidated Statements of Earnings, for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows, for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements, for the years ended December 31, 2015, 2014 and 2013.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number	Description of Exhibit

3.1
— Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.2	— Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Description of Exhibit

10.1
— Note Purchase Agreement dated December 13, 2012 among Kirby Corporation and the purchasers named therein relating to $500,000,000 in Senior Notes (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 20, 2012).

10.2
— Credit Agreement dated as of April 30, 2015 among Kirby Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2015).

10.3†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4†	— Annual Incentive Plan Guidelines for 2015 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.5†*	— Annual Incentive Plan Guidelines for 2016.

10.6†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.7†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.8†
— Form of Nonincentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.9†	— Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.10†	— Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 001-07615).

10.11†	— Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulations S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

	By:	/s/ C. ANDREW SMITH
C. Andrew Smith
Executive Vice President and
Chief Financial Officer

Dated: February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 22, 2016
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer and	February 22, 2016
David W. Grzebinski	Director
(Principal Executive Officer)

/s/ C. ANDREW SMITH	Executive Vice President and	February 22, 2016
C. Andrew Smith	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and Assistant	February 22, 2016
Ronald A. Dragg	Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 22, 2016
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 22, 2016
Richard J. Alario

/s/ BARRY E. DAVIS	Director	February 22, 2016
Barry E. Davis

/s/ C. SEAN DAY	Director	February 22, 2016
C. Sean Day

/s/ WILLIAM M. LAMONT, JR.	Director	February 22, 2016
William M. Lamont, Jr.

/s/ MONTE J. MILLER	Director	February 22, 2016
Monte J. Miller

/s/ RICHARD R. STEWART	Director	February 22, 2016
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 22, 2016
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.5†*	— Annual Incentive Plan Guidelines for 2016.

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract, compensatory plan or arrangement.