Form 10-Q
period 2016-03-31
KIRBY CORP
filed 2016-05-05
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 4, 2016 was 53,864,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015
	($ in thousands)
Current assets:
Cash and cash equivalents	$1,717	$5,885
Accounts receivable:
Trade – less allowance for doubtful accounts	264,703	290,931
Other	88,381	102,443
Inventories – net	186,930	184,511
Prepaid expenses and other current assets	45,088	45,283
Deferred income taxes	11,188	11,723

Total current assets	598,007	640,776

Property and equipment	4,108,140	4,059,763
Less accumulated depreciation	(1,324,627)	(1,280,783)

Property and equipment – net	2,783,513	2,778,980

Goodwill	586,718	586,718
Other assets	140,748	145,807

Total assets	$4,108,986	$4,152,281

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2016	December 31, 2015
	($ in thousands)
Current liabilities:
Income taxes payable	$3,169	$3,564
Accounts payable	125,814	132,799
Accrued liabilities	164,025	184,254
Deferred revenues	34,574	41,300

Total current liabilities	327,582	361,917

Long-term debt – less current portion	712,163	774,849
Deferred income taxes	684,388	669,808
Other long-term liabilities	68,193	66,511

Total long-term liabilities	1,464,744	1,511,168

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	428,836	434,783
Accumulated other comprehensive income – net	(44,037)	(44,686)
Retained earnings	2,238,929	2,200,830
Treasury stock – at cost, 5,972,000 shares at March 31, 2016 and 6,056,000 at December 31, 2015	(323,308)	(328,094)
Total Kirby stockholders’ equity	2,306,398	2,268,811
Noncontrolling interests	10,262	10,385
Total equity	2,316,660	2,279,196

Total liabilities and equity	$4,108,986	$4,152,281

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2016	2015
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$378,343	$419,905
Diesel engine services	80,390	167,768
Total revenues	458,733	587,673

Costs and expenses:
Costs of sales and operating expenses	288,910	384,781
Selling, general and administrative	50,461	51,044
Taxes, other than on income	5,404	4,545
Depreciation and amortization	48,624	45,766
Gain on disposition of assets	(67)	(1,555)
Total costs and expenses	393,332	484,581

Operating income	65,401	103,092
Other income	135	60
Interest expense	(4,193)	(5,250)

Earnings before taxes on income	61,343	97,902
Provision for taxes on income	(22,859)	(36,491)

Net earnings	38,484	61,411
Less: Net earnings attributable to noncontrolling interests	(385)	(333)

Net earnings attributable to Kirby	$38,099	$61,078

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.71	$1.09
Diluted	$0.71	$1.09

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	($ in thousands)

Net earnings	$38,484	$61,411
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	649	1,108
Foreign currency translation adjustments	—	(97)
Total other comprehensive income, net of taxes	649	1,011

Total comprehensive income, net of taxes	39,133	62,422
Net earnings attributable to noncontrolling interests	(385)	(333)

Comprehensive income attributable to Kirby	$38,748	$62,089

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net earnings	$38,484	$61,411
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	48,624	45,766
Provision for deferred income taxes	14,713	7,182
Amortization of unearned share-based compensation	2,584	2,538
Amortization of major maintenance costs	4,608	4,932
Amortization of debt issuance costs	200	635
Other	(342)	(1,124)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	2,611	(18,775)
Net cash provided by operating activities	111,482	102,565

Cash flows from investing activities:
Capital expenditures	(50,523)	(96,533)
Acquisition of marine equipment	-	(41,250)
Proceeds from disposition of assets	297	10,240
Net cash used in investing activities	(50,226)	(127,543)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(62,886)	102,200
Proceeds from exercise of stock options	—	375
Purchase of treasury stock	(1,827)	(98,011)
Excess tax benefit from equity compensation plans	—	1,015
Other	(711)	(409)
Net cash provided by (used in) financing activities	(65,424)	5,170
Decrease in cash and cash equivalents	(4,168)	(19,808)

Cash and cash equivalents, beginning of year	5,885	24,299
Cash and cash equivalents, end of period	$1,717	$4,491

Supplemental disclosures of cash flow information:
Interest paid	$8,743	$9,190
Income taxes paid (refunded)	$(412)	$140
Capital expenditures included in accounts payable	$(987)	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Kirby Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(2)	ACCOUNTING STANDARDS ADOPTIONS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02") to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company does not anticipate a material impact on its consolidated financial statements at the time of adoption of this new standard.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  Effective January 1, 2016, the Company adopted the provisions of ASU 2015-03 and prior period amounts have been reclassified to conform to the current period presentation.  The December 31, 2015 net debt issuance costs of $3,985,000 have been reclassified in the consolidated balance sheet from other assets to long-term debt, less current portion.

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

(3)	INVENTORIES

The following table presents the details of inventories as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Finished goods	$172,495	$163,501
Work in process	14,435	21,010
	$186,930	$184,511

(4)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at March 31, 2016 and December 31, 2015 was $714,036,000 and $764,781,000, respectively, which differs from the carrying amounts of $712,163,000 and $774,849,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2016, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Compensation cost	$2,584	$2,538
Income tax benefit	$969	$949

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At March 31, 2016, 2,022,131 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2016:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2015	430,432	$71.01
Granted	155,706	$51.23
Outstanding at March 31, 2016	586,138	$65.76

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$31.35 - $36.35	16,910	0.9	$32.82		16,910	$32.82
$46.74 - $51.23	212,335	5.5	$50.03		56,629	$46.74
$65.28 - $74.99	283,963	4.4	$70.98		209,485	$69.56
$93.64 - $96.85	35,763	4.8	$94.27		23,842	$94.27
$101.46 - $114.11	37,167	4.9	$103.22		24,107	$102.92
$31.35 - $114.11	586,138	4.8	$65.76	$2,643,000	330,973	$67.99	$1,232,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	311,727	$75.73
Granted	157,880	$51.23
Vested	(104,716)	$69.92
Forfeited	(6,479)	$77.53
Nonvested balance at March 31, 2016	358,412	$66.60

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2016, 539,531 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

There was no stock option activity under the director plan described above for the three months ended March 31, 2016.  There were 220,429 shares of nonincentive stock awards outstanding at March 31, 2016 at a weighted average exercise price of $64.37.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 – $36.82	30,000	1.7	$33.60		30,000	$33.60
$41.24 – $56.45	71,276	4.1	$52.34		71,276	$52.34
$61.89 – $62.48	41,153	6.2	$62.34		41,153	$62.34
$75.17 – $99.52	78,000	7.0	$88.28		78,000	$88.28
$29.60 – $99.52	220,429	5.2	$64.37	$1,367,000	220,429	$64.37	$1,367,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	1,791	$68.73
Vested	(284)	$79.46
Nonvested balance at March 31, 2016	1,507	$66.71

No stock options were exercised under the Company’s plans during the three months ended March 31, 2016.  The total intrinsic value of all stock options exercised under the Company’s plans was $68,000 for the three months ended March 31, 2015. The actual tax benefit realized for tax deductions from stock option exercises was $26,000 for the three months ended March 31, 2015.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $5,432,000 and $8,986,000 for the three months ended March 31, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,037,000 and $3,361,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $4,749,000 of unrecognized compensation cost related to nonvested stock options and $22,560,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 3.7 years. The total fair value of options vested was $2,469,000 and $2,167,000 during the three months ended March 31, 2016 and 2015, respectively. The fair value of the restricted stock vested was $5,432,000 and $8,986,000 for the three months ended March 31, 2016 and 2015, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $15.61 and $25.18, respectively. The fair value of the stock options granted during the three months ended March 31, 2016 and 2015 was $2,430,000 and $2,893,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
Dividend yield	None	None
Average risk-free interest rate	1.5%	1.3%
Stock price volatility	29%	33%
Estimated option term	Six years	Six years

(6)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,037	$(388)	$649	$1,798	$(690)	$1,108
Actuarial gains	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Total	$1,037	$(388)	$649	$1,701	$(690)	$1,011

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(7)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring Items.  Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $4,384,000 and $7,360,000 for the three months ending March 31, 2016 and 2015, respectively, as well as the related intersegment profit of $438,000 and $736,000 for the three months ending March 31, 2016 and 2015, respectively, have been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2016 and 2015 and total assets as of March 31, 2016 and December 31, 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Revenues:
Marine transportation	$378,343	$419,905
Diesel engine services	80,390	167,768
	$458,733	$587,673
Segment profit (loss):
Marine transportation	$69,795	$96,269
Diesel engine services	(806)	8,843
Other	(7,646)	(7,210)
	$61,343	$97,902

	March 31, 2016	December 31, 2015
Total assets:
Marine transportation	$3,438,587	$3,451,553
Diesel engine services	618,924	637,549
Other	51,475	63,179
	$4,108,986	$4,152,281

The following table presents the details of “Other” segment loss for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
General corporate expenses	$(3,655)	$(3,575)
Gain on disposition of assets	67	1,555
Interest expense	(4,193)	(5,250)
Other income	135	60
	$(7,646)	$(7,210)

The following table presents the details of “Other” total assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
General corporate assets	$49,250	$61,089
Investment in affiliates	2,225	2,090
	$51,475	$63,179

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Earnings before taxes on income – United States	$61,343	$97,902

Provision for taxes on income:
Federal:
Current	$6,440	$26,180
Deferred	14,713	7,482
State and local	1,706	2,829
	$22,859	$36,491

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Net earnings attributable to Kirby	$38,099	$61,078
Undistributed earnings allocated to restricted shares	(240)	(345)
Income available to Kirby common stockholders – basic	37,859	60,733
Undistributed earnings allocated to restricted shares	240	345
Undistributed earnings reallocated to restricted shares	(239)	(345)
Income available to Kirby common stockholders – diluted	$37,860	$60,733

Shares outstanding:
Weighted average common stock issued and outstanding	53,780	55,897
Weighted average unvested restricted stock	(338)	(316)
Weighted average common stock outstanding – basic	53,442	55,581
Dilutive effect of stock options	41	122
Weighted average common stock outstanding – diluted	53,483	55,703

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.71	$1.09
Diluted	$0.71	$1.09

Certain outstanding options to purchase approximately 542,000 and 234,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2016 and 2015, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution between $15,000,000 and $20,000,000 to its pension plan prior to December 31, 2016 to fund its 2016 pension plan obligations. As of March 31, 2016, no 2016 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$3,220	$3,830	$—	$—
Interest cost	3,412	3,354	16	16
Expected return on plan assets	(4,153)	(4,483)	—	—
Amortization of actuarial loss	1,218	1,964	7	7
Net periodic benefit cost	$3,697	$4,665	$23	$23

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	12	13
Amortization of actuarial gain	(188)	(173)
Net periodic benefit cost	$(176)	$(160)

(11)	CONTINGENCIES

On March 22, 2014, two tank barges and a towboat (the M/V Miss Susan), owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The United States Coast Guard (“USCG”) and the National Transportation Safety Board named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the Oil Pollution Act of 1990 (“OPA”). The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing. In December 2015, the Company submitted evidence in the liability trial in connection with the consolidated limitation actions. The damages phase of the trial was reset to the third quarter of 2016 in order to accommodate ongoing negotiation of the OPA claims filed in the limitation. The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

In January 2015, the Company was named as a defendant in a Complaint filed in the U.S. District Court of the Southern District of Texas, USOR Site PRP Group vs. A&M Contractors, USES, Inc. et al. This is a civil action pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1981 (“CERCLA”) and the Texas Solid Waste Disposal Act for recovery of past and future response costs incurred and to be incurred by the USOR Site PRP Group for response activities at the U.S. Oil Recovery Superfund Site. The property was a former sewage treatment plant owned by defendant City of Pasadena, Texas from approximately 1945 until it was acquired by U.S. Oil Recovery in January 2009. Throughout its operating life, the U.S. Oil Recovery facility portion of the USOR Site received and performed wastewater pretreatment of municipal and Industrial Class I and Class II wastewater, characteristically hazardous waste, used oil and oily sludges, and municipal solid waste. Associated operations were conducted at the MCC Recycling facility portion of the USOR Site after it was acquired by U.S. Oil Recovery from the City of Pasadena in January 2009. Initially, the plaintiff stayed prosecution of the case pending responses to initial settlement demands. In January 2016, the Company filed responsive pleadings in this matter. Based on the nature of the involvement at the USOR Site, the Company believes its potential contribution is de minimis; however, to date neither the United States Environmental Protection Agency (“EPA”) nor the named Potentially Responsible Parties (“PRPs”) have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

In June 2011, the Company as well as three other companies received correspondence from the EPA concerning ongoing cleanup and restoration activities under CERCLA with respect to a Superfund site, the Gulfco Marine Maintenance Site (“Gulfco”), located in Freeport, Texas. In prior years, various subsidiaries of the Company utilized a successor to Gulfco to perform tank barge cleaning services, sand blasting and repair on certain Company vessels. Since 2005, four named PRPs have participated in the investigation, cleanup and restoration of the site under an administrative order from EPA. Information provided by the PRPs indicates that approximately $9,943,000 was incurred in connection with the cleanup effort. The EPA has incurred oversight costs of approximately $2,258,000. The named PRPs filed suit against the Company and approximately 21 other defendants seeking contribution and indemnity under CERCLA for costs incurred in connection with their activities in cleaning up the Gulfco Site. The Company settled this matter with the Gulfco Restoration Group which the Company has funded in exchange for a dismissal with prejudice of claims in the pending litigation.

On July 25, 2011, a subsidiary of the Company was named as a defendant in the U.S. District Court for the Southern District of Texas - Galveston Division, in a complaint styled Figgs. v. Kirby Inland Marine, LP, et al., which alleges that the plaintiff individually as a vessel tankerman, and on behalf of other current and former similarly situated vessel tankermen employed with the Company, is entitled to overtime pay under the Fair Labor Standards Act. Plaintiffs assert that vessel tankermen are not seamen who are expressly exempt from overtime pay provisions under the law.  On March 3, 2016, the case was dismissed with prejudice.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20,198,000 at March 31, 2016, including $6,229,000 in letters of credit and $13,969,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(12)	SUBSEQUENT EVENT

On April 15, 2016, the Company completed the purchase of the inland tank barge fleet of SEACOR Holdings Inc. (“Seacor”) from subsidiaries of Seacor for approximately $88,000,000 in cash.  The assets purchased consisted of 27 inland 30,000 barrel tank barges and 13 inland towboats, as well as one 30,000 barrel tank barge and one towboat currently under construction.   As part of the transaction, the Company transferred ownership to Seacor of a Florida-based ship docking tugboat.  Seacor, through its subsidiary, SCF Waxler Marine LLC, transported refined petroleum products, petrochemicals and black oil on the Mississippi River System and the Gulf Intracoastal Waterway.  The Company has not completed the final purchase price allocation at this time.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornadoes, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2016 and 2015 were 53,483,000 and 55,703,000, respectively. The decrease in the weighted average number of common shares for the 2016 first quarter compared with the 2015 first quarter primarily reflected common stock repurchases in the 2015 first quarter through the 2016 first quarter, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2016, the Company operated a fleet of 885 inland tank barges with 17.6 million barrels of capacity, and operated an average of 240 inland towboats during the 2016 first quarter. The Company’s coastal fleet consisted of 70 tank barges with 6.0 million barrels of capacity and 75 coastal tugboats. The Company also owns and operates six offshore dry-bulk barges and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For the 2016 first quarter, net earnings attributable to Kirby were $38,099,000, or $0.71 per share, on revenues of $458,733,000, compared with 2015 first quarter net earnings attributable to Kirby of $61,078,000, or $1.09 per share, on revenues of $587,673,000. The 2016 first quarter results included $5,605,000 before taxes, or $.06 per share, of severance charges.  The severance charges were a reduction in force across the marine transportation and diesel engine services businesses and corporate staff in order to reduce costs in light of challenging market conditions.  The 2015 first quarter included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results.  Also, the 2015 first quarter results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment.

Marine Transportation

For the 2016 first quarter, 82% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2016 first quarter decreased 10% when compared with the 2015 first quarter revenues, primarily due to a decline in the average cost of marine diesel fuel which is largely passed through to the customer, as discussed below, lower inland marine transportation term and spot contract rates, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues.  The segment’s operating income for the 2016 first quarter decreased 28% compared with the 2015 first quarter. The decrease was primarily due to lower inland term and spot contract rates, increased idle time and voyage costs for coastal vessels and higher depreciation expense. The 2016 first quarter marine transportation results also included $3,792,000 of severance charges.  For the 2016 and 2015 first quarters, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet contributed 33% and 32%, respectively, of marine transportation revenues.

 The tank barge utilization levels of the Company’s inland marine transportation markets remained in the 90% to 95% range for the 2016 and 2015 first quarters. Demand for barges moving petrochemicals and refined petroleum products was stable, while demand for black oil movements was weaker compared to demand in the 2015 first and fourth quarters due to commodity price volatility.  Inland marine transportation operating conditions were challenging during the 2016 first quarter due to periodic high wind and heavy fog along the Gulf Coast.  Additionally, high water on the Mississippi River System led to tow size restrictions and added horsepower requirements, as well as slower transit times for most of the 2016 first quarter.

The Company’s coastal marine transportation markets reflected stable demand with tank barge utilization levels in the high-80% to low-90% range in the 2016 first quarter, compared to a range of 90% to 95% in the 2015 first quarter. Utilization in the coastal marine fleet reflected stable demand for the transportation of refined petroleum products, black oil and petrochemicals, although distillate demand in the Northeast was relatively weak due to warmer than average winter temperatures.

During the 2016 and 2015 first quarters, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues. Inland time charters represented 55% of the inland revenues under term contracts during the 2016 first quarter compared with 56% during the 2015 first quarter.

During the 2016 first quarter, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues compared with 85% under term contracts and 15% under spot contracts during the 2015 first quarter. The 2016 first quarter decrease in term contract revenues reflected the non-renewal of certain term contracts which put increased equipment in the spot contract market.  However, the coastal revenues reflected the new 185,000 barrel articulated tank barge and tugboat unit (“ATB”) placed in service in the 2015 fourth quarter under a long-term contract.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2016 and 2015 first quarters.

Rates on inland term contracts renewed in the 2016 first quarter decreased in the 5% to 7% average range compared with term contracts renewed in the first quarter of 2015. Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2015 fourth quarter. Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2016 first quarter were essentially flat when compared with term contracts renewed in the 2015 first quarter.  Spot contract rates, which include the cost of fuel, remained above term contract rates during the 2016 first quarter.

The marine transportation operating margin was 18.4% for the 2016 first quarter compared with 22.9% for the 2015 first quarter.

Diesel Engine Services

For the 2016 first quarter, the diesel engine services segment generated 18% of the Company’s revenue, of which 65% was generated from overhauls and service and 35% from direct parts sales. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for the 2016 first quarter decreased 52% and operating income decreased 109% compared with the 2015 first quarter revenues and operating income. The lower revenues in the 2016 first quarter compared to the 2015 first quarter were primarily attributable to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and decreased demand for service and distribution of parts, engines and transmissions due to the impact of the decline in the price of crude oil and decreased drilling activity.  The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market.  In addition, customers deferred major maintenance projects throughout the marine diesel engine services market largely due to a depressed dry cargo barge market and, to a lesser extent, the general economy.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.  The diesel engine services results for the 2016 and 2015 first quarters included $1,436,000 and $1,111,000, respectively, of severance charges in response to the reduced activity in both the marine and land-based markets.

The diesel engine services operating margin for the 2016 first quarter was (1.0)% compared with 5.3% for the 2015 first quarter.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2016 first quarter, with net cash provided by operating activities of $111,482,000 compared with $102,565,000 for the 2015 first quarter. The 9% increase was primarily from a $21,386,000 increase in cash flows from changes in operating assets and liabilities, a $7,531,000 increase in the provision for deferred income taxes and a $2,858,000 increase in depreciation and amortization expense, partially offset by $22,927,000 of lower net earnings. In addition, during the 2016 and 2015 first quarters, the Company generated cash of $297,000 and $10,240,000, respectively, from proceeds from the disposition of assets.

For the 2016 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $50,523,000, including $2,699,000 for inland tank barge and towboat construction, $2,674,000 in final costs for the construction of a 185,000 barrel coastal ATB placed in service in late 2015, $1,858,000 for progress payments on the construction of a 185,000 barrel coastal ATB scheduled to be placed in service in mid-2016, $19,636,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $132,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $16,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $23,508,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities.  The Company’s debt-to-capitalization ratio decreased to 23.5% at March 31, 2016 from 25.4% at December 31, 2015, primarily due to a decrease of $62,686,000 in outstanding debt and an increase in total equity from net earnings attributable to Kirby for the 2016 first quarter of $38,099,000 and the amortization of unearned equity compensation.  As of March 31, 2016, the Company had $215,948,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding, offset by $3,785,000 in unamortized debt issuance costs.

During the 2016 first quarter, the Company took delivery of three new inland tank barges with a total capacity of approximately 83,000 barrels and retired 16 inland tank barges, reducing its capacity by approximately 361,000 barrels. The net result was a reduction of 13 inland tank barges and 278,000 barrels of capacity during the first quarter of 2016.

The Company projects that capital expenditures for 2016 will be in the $230,000,000 to $250,000,000 range. The 2016 construction program will consist of seven inland tank barges with a total capacity of 197,000 barrels, three of which were completed in the 2016 first quarter, progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015, progress payments on the construction of two 155,000 barrel coastal ATBs and progress payments on the construction of two 4900 horsepower coastal tugboats and a 35,000 barrel coastal petrochemical tank barge.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges will be approximately $10,000,000, 2016 progress payments on the construction of two 185,000 barrel coastal ATBs and two 155,000 barrel coastal ATBs will be approximately $82,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the 35,000 barrel coastal petrochemical tank barge will be approximately $18,000,000. The balance of approximately $120,000,000 to $140,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Inland tank barge utilization of 90% to 95% was relatively stable throughout the 2016 first quarter, driven by demand for the transportation of petrochemicals and refined petroleum products, despite softer volumes for black oil transportation. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. As a result, United States petrochemical production remained stable throughout the 2016 first quarter, thereby producing stable marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. The refined petroleum products markets also remained stable throughout the 2016 first quarter, primarily due to continued high United States refinery utilization, aided by lower crude oil prices and higher vehicle miles driven.  The Company’s black oil market did reflect continued softness in the movement of crude oil and natural gas condensate and softer fuel oil demand in the 2016 first quarter compared to the 2015 first and fourth quarters primarily due to commodity price volatility.

The United States petrochemical industry is globally competitive based on a number of factors, including a highly integrated and efficient transportation system of pipelines, tank barges, railroads and trucks, older yet well maintained and operated facilities, and a low cost feedstock slate, which includes natural gas. Numerous United States producers have announced plans for new plants, capacity expansions and the reopening of idled petrochemical facilities, many of which are expected to be completed by the end of 2017. The current production volumes from the Company’s petrochemical and refinery customers have resulted in the Company’s outlook for inland tank barge fleet utilization to be in the 90% to 95% range.

Uncertainty in future crude oil volumes to be moved by tank barge and additional pipelines, coupled with the large number of tank barges built during the last several years, has currently resulted in some excess industry-wide tank barge capacity. This extra capacity has placed inland tank barge term contract rates under some pressure. The Company’s inland term contract rates that renewed in the 2016 first quarter decreased in the 5% to 7% average range compared with term contract rates in the 2015 first quarter.  Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2015 fourth quarter.  As a result, the Company remains cautious with 2016 pricing expectations for the inland marine transportation markets and expects continued modest pricing pressure with utilization to be at the low-90% level. To date, the industry has generally absorbed the inland tank barges returned from crude oil and natural gas condensate service, and the order book for 2016 construction of inland tank barges is at a low level.  In addition, future tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the reopening of idled facilities could offset further declines in crude oil and natural gas condensate transportation movements, should they occur.

In the coastal marine transportation market, uncertainty around crude oil prices and supplies has resulted in some reluctance among certain customers to extend term contracts which has led to an increase in the number of coastal vessels operating in the spot market. For the remaining three quarters of 2016, the Company expects utilization for the coastal markets to be in the mid-80% to low-90% range.

As of March 31, 2016, the Company estimated there were approximately 3,900 inland tank barges in the industry fleet, of which approximately 600 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges.  The Company estimates approximately 90 tank barges were ordered during 2015 and 2016 for delivery throughout 2016, of which seven were for the Company. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of March 31, 2016, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 45 of those were over 30 years old. In 2014 and 2015, the Company placed orders for the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second scheduled to be placed in service in mid-2016, two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, one 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and two 4900 horsepower coastal tugboats. The Company is also aware of 16 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2016 and 2017.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oilfield service and oil and gas operator and producer companies, inbound orders for the manufacturing of oilfield service equipment and the remanufacturing of pressure pumping units have essentially stopped. The distribution portion of the land-based market, including parts, engine and transmission sales and service is at depressed levels. The Company took aggressive measures in 2015 and in the 2016 first quarter to reduce costs, including reducing the staffing level in the land-based manufacturing area. The Company anticipates its land-based market will continue to experience challenging conditions for the remainder of 2016.

For the marine diesel engine services market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market.  The major maintenance projects deferred by customers in the 2016 first quarter could drive better results in the second half of 2016, however, without an improved dry cargo barge market, there is a possibility the deferrals may not lead to firm orders until 2017.  The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Acquisition

On April 15, 2016, the Company completed the purchase of the inland tank barge fleet of Seacor from subsidiaries of Seacor for approximately $88,000,000 in cash.  The assets purchased consisted of 27 inland 30,000 barrel tank barges and 13 inland towboats, as well as one 30,000 barrel tank barge and one towboat currently under construction.   As part of the transaction, the Company transferred ownership to Seacor of a Florida-based ship docking tugboat.  Seacor, through its subsidiary, SCF Waxler Marine LLC, transported refined petroleum products, petrochemicals and black oil on the Mississippi River System and the Gulf Intracoastal Waterway.  Financing of the acquisition was through borrowings under the Company’s revolving credit facility.

Results of Operations

The Company reported 2016 first quarter net earnings attributable to Kirby of $38,099,000, or $0.71 per share, on revenues of $458,733,000, compared with 2015 first quarter net earnings attributable to Kirby of $61,078,000, or $1.09 per share, on revenues of $587,673,000. The 2016 first quarter results included $5,605,000 before taxes, or $.06 per share, of severance charges which were mainly reflected in the marine transportation and diesel engine businesses and corporate staff in order to reduce costs in light of challenging market conditions.

Marine transportation revenues for the 2016 first quarter were $378,343,000, or 82% of total revenues, compared with $419,905,000, or 71% of total revenues, for the 2015 first quarter. Diesel engine services revenues for the 2016 first quarter were $80,390,000, or 18% of total revenues, compared with $167,768,000, or 29% of total revenues, for the 2015 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2016, the Company operated 885 inland tank barges, including 31 leased barges, with a total capacity of 17.6 million barrels. This compares with 905 inland tank barges operated as of March 31, 2015, including 39 leased barges, with a total capacity of 18.1 million barrels. The Company operated an average of 240 inland towboats during the 2016 first quarter, of which an average of 79 were chartered, compared with 249 during the 2015 first quarter, of which an average of 78 were chartered. The Company’s coastal tank barge fleet as of March 31, 2016 consisted of 70 tank barges, eight of which were leased, with 6.0 million barrels of capacity, and 75 tugboats, six of which were chartered. This compares with 69 coastal tank barges operated as of March 31, 2015, eight of which were chartered, with 6.0 million barrels of capacity, and 73 tugboats, six of which were chartered. As of March 31, 2016 and 2015, the Company operated six offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	% Change
Marine transportation revenues	$378,343	$419,905	(10)%

Costs and expenses:
Costs of sales and operating expenses	226,752	249,084	(9)
Selling, general and administrative	32,697	28,733	14
Taxes, other than on income	4,838	4,131	17
Depreciation and amortization	44,261	41,688	6
	308,548	323,636	(5)
Operating income	$69,795	$96,269	(28)%

Operating margins	18.4%	22.9%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2016, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2016 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	48%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	27%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	22%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2016 first quarter decreased 10% when compared with the 2015 first quarter, primarily due to a 38% decline in the average cost of marine diesel fuel which is largely passed through to the customer, as discussed below.  Also, lower inland marine transportation term and spot contract rates and an increase in the number of coastal vessels operating in the spot market which led to increased idle time contributed to the year over year decline in revenues.  For the 2016 and 2015 first quarters, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet 33% and 32%, respectively, of marine transportation revenues. The Company’s inland marine transportation fleets had tank barge utilization levels in the 90% to 95% range and the utilization levels for the coastal marine transportation markets were in the high-80% to low-90% range in the 2016 first quarter compared to utilization levels in the 90% to 95% range in the 2015 first quarter for both inland and coastal markets.

The petrochemical market, the Company’s largest market, contributed 48% of marine transportation revenues for the 2016 first quarter, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 27% of marine transportation revenues for the 2016 first quarter, reflected lower fleet utilization due to commodity price volatility. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however at reduced levels compared with 2015.

The refined petroleum products market, which contributed 22% of marine transportation revenues for the 2016 first quarter, reflected continued stable demand, driven by high refinery production levels, for the movement of products in the inland and coastal markets and higher vehicle miles driven.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2016 first quarter, saw typical seasonal demand for transportation of both domestically produced and imported products during the quarter.

For the first quarter of 2016, the inland operations incurred 2,236 delay days, 6% less than the 2,378 delay days that occurred during the 2015 first quarter but 10% more than the 2,039 delay days that occurred during the 2015 fourth quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2016 first quarter were challenging due to periodic high wind and heavy fog along the Gulf Coast.  Additionally, high water on the Mississippi River System led to tow size restrictions and added horsepower requirements, as well as slower transit times for most of the 2016 first quarter.

During the 2016 and 2015 first quarters, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues. Inland time charters represented 55% of the inland revenues under term contracts during the 2016 first quarter compared with 56% during the 2015 first quarter.

During the 2016 first quarter, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues, compared with 85% under term contracts and 15% under spot contracts during the 2015 first quarter. The 2016 first quarter decrease in term contract revenues reflected the election by certain customers to source coastal equipment from the spot contract market versus renewing existing contracts.  However, the coastal revenues reflected the new 185,000 barrel ATB placed in service in the 2015 fourth quarter under a long-term contract.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2016 and 2015 first quarters.

Rates on inland term contracts renewed in the 2016 first quarter decreased in the 5% to 7% average range compared with term contracts renewed in the first quarter of 2015. Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2015 fourth quarter. Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2016 first quarter were essentially flat when compared with term contracts renewed in the 2015 first quarter.  Spot contract rates, which include the cost of fuel, remained above term contract rates during the 2016 first quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2016 first quarter decreased 5% compared with the 2015 first quarter. Costs of sales and operating expenses for the 2016 first quarter decreased 9% compared with the first quarter of 2015, primarily reflecting lower fuel costs due to the decline in the price of diesel fuel.

The inland marine transportation fleet operated an average of 240 towboats during the 2016 first quarter, of which an average of 79 were chartered, compared with 249 during the 2015 first quarter, of which an average of 78 were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the high wind, heavy fog and high water conditions that occurred in the 2016 first quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2016 first quarter, the inland operations consumed 10.1 million gallons of diesel fuel compared to 10.6 million gallons consumed during the 2015 first quarter. The average price per gallon of diesel fuel consumed during the 2016 first quarter was $1.27 per gallon compared with $2.06 per gallon for the 2015 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2016 first quarter increased 14% compared with the 2015 first quarter, primarily a reflection of a $3,792,000 severance charge in the 2016 first quarter reflecting the Company’s cost-saving efforts in light of challenging market conditions.

Taxes, other than on income for the 2016 first quarter increased 17% compared with the 2015 first quarter primarily due to an increase in the inland waterways user tax rate effective April 1, 2015.

Depreciation and amortization for the 2016 first quarter increased 6% compared with the 2015 first quarter. The increase was primarily attributable to increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as a coastal 185,000 barrel ATB placed in service in the fourth quarter of 2015.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2016 first quarter decreased 28% compared with the 2015 first quarter.  The 2016 first quarter operating margin was 18.4% compared with 22.9% for the 2015 first quarter.  The results primarily reflected lower inland marine transportation term and spot contract rates, an increase in the number of coastal vessels operating in the spot market which led to increased idle time and voyage costs, higher depreciation expense and the 2016 first quarter severance charge of $3,792,000.

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears and pumps, maintains facilities to rebuild component parts or entire medium-speed and high-speed diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and land-based oilfield service and oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income (loss) and operating margins for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	% Change
Diesel engine services revenues	$80,390	$167,768	(52)%
Costs and expenses:
Costs of sales and operating expenses	62,158	135,697	(54)
Selling, general and administrative	15,131	19,732	(23)
Taxes, other than on income	551	398	38
Depreciation and amortization	3,356	3,098	8
	81,196	158,925	(49)
Operating income (loss)	$(806)	$8,843	(109)%
Operating margins	(1.0)%	5.3%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first quarter of 2016, and the customers for each market:

Markets Serviced	2016 First Qtr. Revenue Distribution	Customers
Marine	43%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Land-Based	39%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On-Highway Transportation

Power Generation	18%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2016 first quarter decreased 52% compared with the 2015 first quarter, primarily due to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and the decreased demand for service and distribution of parts, engines and transmissions due to impact of the decline in the price of crude oil and decreased drilling activity.  The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market. In addition, customers deferred major maintenance projects throughout the marine diesel engine services market largely due to a depressed dry cargo barge market and, to a lesser extent, the general economy.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2016 first quarter decreased 49% compared with the 2015 first quarter. The 54% decrease in cost of sales and operating expenses primarily reflected a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured and remanufactured, and a decline in the sale and service of land-based engines, transmissions and parts.  The 2016 and 2015 first quarters selling, general and administrative expenses included severance charges of $1,436,000 and $1,111,000, respectively, in response to the reduced activity in both the marine and land-based markets.

Diesel Engine Services Operating Income (Loss) and Operating Margins

Operating income (loss) for the diesel engine services segment for the 2016 first quarter decreased 109% compared with the 2015 first quarter. The operating margin for the 2016 first quarter was (1.0)% compared with 5.3% for the 2015 first quarter. The results reflected continued weakness in the land-based market, the Gulf of Mexico marine oilfield services market and customer deferrals of major maintenance projects throughout the marine diesel engine services market.

General Corporate Expenses

General corporate expenses for the 2016 first quarter were $3,655,000 compared with $3,575,000 for the first quarter of 2015.  The 2016 first quarter included a severance charge of $377,000.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $67,000 for the 2016 first quarter compared with a net gain of $1,555,000 for the 2015 first quarter. The net gains were predominantly from the sale or retirement of marine equipment and, in the 2015 first quarter, the sale of the assets of a small diesel engine services product line.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	% Change
Other income	$135	$60	125%
Noncontrolling interests	$(385)	$(333)	16%
Interest expense	$(4,193)	$(5,250)	(20)%

Interest Expense

Interest expense for the 2016 first quarter decreased 20% compared with the 2015 first quarter. During the 2016 and 2015 first quarters, the average debt and average interest rate (excluding capitalized interest) were $733,004,000 and 2.7%, and $796,225,000 and 2.9%, respectively. Interest expense excludes capitalized interest of $866,000 and $610,000 for the three months ended March 31, 2016 and 2015, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2016 were $4,108,986,000 compared with $4,152,281,000 as of December 31, 2015. The following table sets forth the significant components of the balance sheet as of March 31, 2016 compared with December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015	% Change
Assets:
Current assets	$598,007	$640,776	(7)%
Property and equipment, net	2,783,513	2,778,980	—
Goodwill	586,718	586,718	—
Other assets	140,748	145,807	(3)
	$4,108,986	$4,152,281	(1)%
Liabilities and stockholders’ equity:
Current liabilities	$327,582	$361,917	(9)%
Long-term debt – less current portion	712,163	774,849	(8)
Deferred income taxes	684,388	669,808	2
Other long-term liabilities	68,193	66,511	3
Total equity	2,316,660	2,279,196	2
	$4,108,986	$4,152,281	(1)%

Current assets as of March 31, 2016 decreased 7% compared with December 31, 2015. Trade accounts receivable decreased 9%, primarily a reflection of the decrease in revenues for the 2016 first quarter compared with the fourth quarter of 2015. Other accounts receivable decreased 14%, primarily due to a $9,230,000 decrease in income taxes receivable for income taxes overpaid in the 2015 fourth quarter.

Property and equipment, net of accumulated depreciation, at March 31, 2016 increased $4,533,000 compared with December 31, 2015. The increase included $51,510,000 of capital expenditures for the 2016 first quarter, more fully described under Capital Expenditures per the Balance Sheet below, less $46,545,000 of depreciation expense for the first quarter of 2016 and $229,000 of property disposals during the 2016 first quarter.

Other assets at March 31, 2016 decreased 3% compared with December 31, 2015, primarily due to amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for the 2016 first quarter.

Current liabilities as of March 31, 2016 decreased 9% compared with December 31, 2015.  Accounts payable decreased 5%, primarily due to decreased business activity levels in the diesel engine services segment and lower shipyard accruals.  Accrued liabilities decreased 11%, primarily from payment during the 2016 first quarter of employee incentive compensation bonuses accrued during 2015 and payment of interest accrued during 2015. Deferred revenues decreased 16%, primarily reflecting decreased advanced billings in the coastal marine transportation market and power generation market in the diesel engine services segment.

Long-term debt, less current portion, as of March 31, 2016 decreased 8% compared with December 31, 2015, reflecting payments of $62,886,000 on the revolving credit facility during the 2016 first quarter.  Net deferred debt issue costs were $3,785,000 and $3,985,000 at March 31, 2016 and December 31, 2015, respectively.

Deferred income taxes as of March 31, 2016 increased 2% compared with December 31, 2015. The increase was primarily due to the 2016 first quarter deferred tax provision of $14,713,000.

Other long-term liabilities as of March 31, 2016 increased 3% compared with December 31, 2015. The increase was primarily due to the accrual of pension expense during the 2016 first quarter.

Total equity as of March 31, 2016 increased 2% compared with December 31, 2015. The increase was primarily the result of a $4,786,000 decrease in treasury stock and $38,099,000 of net earnings attributable to Kirby for the first quarter of 2016, partially offset by a $5,947,000 decrease in additional paid-in capital due to the issuance of restricted stock under the cost of the treasury stock issued.  The decrease in treasury stock was due to the issuance of restricted stock in connection with stock awards plans, partially offset by purchases during the 2016 first quarter of $1,827,000 of Company common stock.

Long-Term Financing

The Company has a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions.  As of March 31, 2016, the Company was in compliance with all Revolving Credit Facility covenants and had $215,948,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,003,000 as of March 31, 2016.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2016, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of March 31, 2016. Outstanding letters of credit under the Credit Line were $906,000 as of March 31, 2016.

Capital Expenditures per the Balance Sheet

Capital expenditures per the balance sheet for the 2016 first quarter were $51,510,000, including $2,699,000 for inland tank barge and towboat construction, $2,674,000 in final costs for the construction of a 185,000 barrel coastal ATB placed in service in late 2015, $1,858,000 for progress payments on the construction of a 185,000 barrel coastal ATB scheduled to be placed in service in mid-2016, $19,636,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $132,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $16,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $24,495,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities.  Capital expenditures for the 2015 first quarter were $96,533,000, including $35,875,000 for inland tank barge and towboat construction, $19,456,000 for progress payments on the construction of two 185,000 barrel coastal ATBs, $104,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, and $41,098,000 primarily for upgrading of existing marine equipment, and marine transportation and diesel engine services facilities. Financing of the construction of the inland tank barges and towboats, the coastal ATBs, the coastal tugboats  and the coastal petrochemical tank barge was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2016 first quarter, the Company took delivery of three new inland tank barges with a total capacity of approximately 83,000 barrels and retired 16 inland tank barges, reducing its capacity by approximately 361,000 barrels. The net result was a reduction of 13 inland tank barges and 278,000 barrels of capacity during the first quarter of 2016.

The Company projects that capital expenditures for 2016 will be in the $230,000,000 to $250,000,000 range. The 2016 construction program will consist of seven inland tank barges with a total capacity of 197,000 barrels, three of which were completed in the 2016 first quarter, progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015, progress payments on the construction of two 155,000 barrel coastal ATBs and progress payments on the construction of two 4900 horsepower coastal tugboats and a 35,000 barrel coastal petrochemical tank barge.  Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges will be approximately $10,000,000, 2016 progress payments on the construction of two 185,000 barrel coastal ATBs and two 155,000 barrel coastal ATBs will be approximately $82,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the 35,000 barrel coastal petrochemical tank barge will be approximately $18,000,000. The balance of approximately $120,000,000 to $140,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

In February 2016, the Company purchased 35,000 shares of its common stock for $1,827,000, for an average price of $52.53 per share. As of May 4, 2016, the Company had approximately 1,411,000 shares available under the existing repurchase authorization. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $111,482,000 for the 2016 first quarter compared with $102,565,000 for the 2015 first quarter. The 2016 first quarter experienced a net increase in cash flows from changes in operating assets and liabilities of $2,611,000 compared with a net decrease in the 2015 first quarter of $18,775,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 4, 2016, $279,674,000 under its Revolving Credit Facility and $9,094,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its Revolving Credit Facility.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2016. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 12, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20,198,000 at March 31, 2016, including $6,229,000 in letters of credit and $13,969,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion of legal proceedings in Note 11 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report is incorporated by reference into this Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1 – January 31, 2016	—	—	—	—
February 1 – February 29, 2016	35,000	$52.53	—	—
March 1 – March 31, 2016	—	—	—	—

Total	35,000	$52.53	—	—

Purchases of 35,000 shares of the Company’s common stock in February 2016 were made in the open market pursuant to a discretionary authorization. The Company’s total remaining repurchase authorization as of May 4, 2016 was 1,411,000 shares.

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

Dated: May 5, 2016