Form 10-Q
period 2016-06-30
KIRBY CORP
filed 2016-08-08
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 5, 2016 was 53,856,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2016	December 31, 2015
	($ in thousands)
Current assets:
Cash and cash equivalents	$2,859	$5,885
Accounts receivable:
Trade – less allowance for doubtful accounts	271,698	290,931
Other	88,477	102,443
Inventories – net	187,717	184,511
Prepaid expenses and other current assets	58,480	45,283
Deferred income taxes	11,302	11,723

Total current assets	620,533	640,776

Property and equipment	4,259,895	4,059,763
Less accumulated depreciation	(1,342,645)	(1,280,783)

Property and equipment – net	2,917,250	2,778,980

Goodwill	587,703	586,718
Other assets	143,329	145,807

Total assets	$4,268,815	$4,152,281

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2016	December 31, 2015
	($ in thousands)
Current liabilities:
Income taxes payable	$3,173	$3,564
Accounts payable	134,480	132,799
Accrued liabilities	173,039	184,254
Deferred revenues	33,757	41,300

Total current liabilities	344,449	361,917

Long-term debt – less current portion	798,687	774,849
Deferred income taxes	697,517	669,808
Other long-term liabilities	77,483	66,511

Total long-term liabilities	1,573,687	1,511,168

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	427,173	434,783
Accumulated other comprehensive income – net	(47,186)	(44,686)
Retained earnings	2,277,871	2,200,830
Treasury stock – at cost, 5,920,000 at June 30, 2016 and 6,056,000 at December 31, 2015	(320,301)	(328,094)
Total Kirby stockholders’ equity	2,343,535	2,268,811
Noncontrolling interests	7,144	10,385
Total equity	2,350,679	2,279,196

Total liabilities and equity	$4,268,815	$4,152,281

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$378,303	$425,053	$756,646	$844,958
Diesel engine services	63,279	118,103	143,669	285,871
Total revenues	441,582	543,156	900,315	1,130,829

Costs and expenses:
Costs of sales and operating expenses	276,897	343,745	565,807	728,526
Selling, general and administrative	42,842	49,165	93,303	100,209
Taxes, other than on income	5,468	5,378	10,872	9,923
Depreciation and amortization	49,661	46,825	98,285	92,591
Gain on disposition of assets	(94)	(91)	(161)	(1,646)
Total costs and expenses	374,774	445,022	768,106	929,603

Operating income	66,808	98,134	132,209	201,226
Other income (expense)	179	(303)	314	(243)
Interest expense	(4,513)	(4,759)	(8,706)	(10,009)

Earnings before taxes on income	62,474	93,072	123,817	190,974
Provision for taxes on income	(23,365)	(34,696)	(46,224)	(71,187)

Net earnings	39,109	58,376	77,593	119,787
Less: Net earnings attributable to noncontrolling interests	(167)	(301)	(552)	(634)

Net earnings attributable to Kirby	$38,942	$58,075	$77,041	$119,153

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.72	$1.04	$1.43	$2.14
Diluted	$0.72	$1.04	$1.43	$2.13

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	($ in thousands)

Net earnings	$39,109	$58,376	$77,593	$119,787
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(3,149)	2,458	(2,500)	3,566
Foreign currency translation adjustments	—	129	—	32
Total other comprehensive income (loss), net of taxes	(3,149)	2,587	(2,500)	3,598

Total comprehensive income, net of taxes	35,960	60,963	75,093	123,385
Net earnings attributable to noncontrolling interests	(167)	(301)	(552)	(634)

Comprehensive income attributable to Kirby	$35,793	$60,662	$74,541	$122,751

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net earnings	$77,593		$119,787
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	98,285		92,591
Provision for deferred income taxes	29,682		13,801
Amortization of unearned share-based compensation	5,545		5,251
Amortization of major maintenance costs	9,295		10,360
Amortization of debt issuance costs	401		977
Other	(661)		70
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(10,273)		3,081
Net cash provided by operating activities	209,867		245,918

Cash flows from investing activities:
Capital expenditures	(111,048)		(190,152)
Acquisitions of businesses and marine equipment	(120,991)		(41,250)
Proceeds from disposition of assets	3,147		10,636
Net cash used in investing activities	(228,892)		(220,766)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	23,438		190,321
Payments on long-term debt	─		(100,000)
Proceeds from exercise of stock options	321		3,712
Purchase of treasury stock	(1,827)		(138,851)
Acquisition of noncontrolling interest	(4,160)		─
Excess tax benefit from equity compensation plans	─		1,064
Other	(1,773)		(708)
Net cash provided by (used in) financing activities	15,999		(44,462)
Decrease in cash and cash equivalents	(3,026)		(19,310)

Cash and cash equivalents, beginning of year	5,885		24,299
Cash and cash equivalents, end of period	$2,859		$4,989

Supplemental disclosures of cash flow information:
Interest paid	$9,823		$10,550
Income taxes paid	$14,519		$45,360
Capital expenditures included in accounts payable	$(9,769)	$	─
Fair value of property transferred in acquisition	$3,681	$	─

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

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

(3)	ACQUISITIONS

On April 15, 2016, the Company purchased the inland tank barge fleet of SEACOR Holdings Inc. (“Seacor”) from subsidiaries of Seacor for a total value of $91,681,000.  The assets purchased consisted of 27 inland 30,000 barrel tank barges and 13 inland towboats, as well as one 30,000 barrel inland tank barge and one towboat under construction.  The purchase price was comprised of a $79,200,000 cash payment on April 15, 2016 and holdbacks of $7,000,000 for new construction and $1,800,000 for inland tank barge maintenance and repairs and the Company transferred ownership to Seacor of a Florida-based ship docking tugboat with a value of $3,681,000. The $1,800,000 holdback for maintenance and repairs was paid in May 2016 and $4,500,000 of the $7,000,000 holdback for new construction was paid in July 2016 with the remaining $2,500,000 expected to be paid by December 31, 2016.  The average age of the 27 inland tank barges was ten years. Seacor, through its subsidiary, SCF Waxler Marine LLC, transported refined petroleum products, petrochemicals and black oil on the Mississippi River System and the Gulf Intracoastal Waterway.  As a result of the acquisition, the Company recorded $985,000 of goodwill and expects all of the goodwill to be deductible for tax purposes.  No intangibles other than goodwill were identified in the acquisition.

On June 2, 2016, the Company purchased four coastal tugboats from Crosby Marine Transportation LLC (“Crosby Marine”) for $26,450,000 in cash.  The four coastal tugboats have an average age of 13 years.

On June 30, 2016, the Company purchased an 80,000 barrel coastal tank barge from TD Equipment Finance, Inc. (“TD Equipment”) for $13,541,000 in cash.  The Company had been leasing the barge from TD Equipment prior to its purchase.

Pro forma results of the acquisitions made in the 2016 first six months have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)	INVENTORIES

The following table presents the details of inventories as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$168,938	$163,501
Work in process	18,779	21,010
	$187,717	$184,511

(5)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at June 30, 2016 and December 31, 2015 was $811,743,000 and $764,781,000, respectively, which differs from the carrying amounts of $798,687,000 and $774,849,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the six months ended June 30, 2016, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(6)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Compensation cost	$2,961	$2,713	$5,545	$5,251
Income tax benefit	$1,110	$1,015	$2,079	$1,964

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years.  No performance awards payable in stock have been awarded under the plan. At June 30, 2016, 1,983,293 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the six months ended June 30, 2016:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2015	430,432	$71.01
Granted	186,706	$53.50
Forfeited	(12,910)	$77.35
Outstanding at June 30, 2016	604,228	$65.47

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at June 30, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$31.35 - $36.35	16,910	0.6	$32.82		16,910	$32.82
$46.74 - $51.23	212,335	5.3	$50.03		56,629	$46.74
$64.89 - $ 74.99	304,500	4.5	$70.32		204,074	$69.56
$93.64 - $ 96.85	33,987	4.6	$94.31		22,658	$94.31
$101.46 -$114.11	36,496	4.5	$103.02		24,778	$103.22
$31.35 -$114.11	604,228	4.7	$65.47	$3,124,000	325,049	$67.96	$1,386,000

The following is a summary of the restricted stock award activity under the employee plan described above for the six months ended June 30, 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	311,727	$75.73
Granted	190,150	$53.55
Vested	(104,781)	$69.94
Forfeited	(18,001)	$76.82
Nonvested balance at June 30, 2016	379,095	$66.15

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2016, 522,457 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the six months ended June 30, 2016:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	220,429		$64.37
Granted	─	$	─
Exercised	(9,000)		$35.72
Forfeited	(6,000)		$99.52
Outstanding at June 30, 2016	205,429		$64.60

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at June 30, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 - $36.82	21,000	1.4	$32.69		21,000	$32.69
$41.24 - $56.45	71,276	3.1	$52.34		71,276	$52.34
$61.89 - $62.48	41,153	5.3	$62.34		41,153	$62.34
$75.17 - $99.52	72,000	6.2	$87.35		72,000	$87.35
$29.60 - $99.52	205,429	4.5	$64.60	$1,345,000	205,429	$64.60	$1,345,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	1,791	$68.73
Granted	23,074	$64.89
Vested	(2,138)	$68.11
Nonvested balance at June 30, 2016	22,727	$64.89

The total intrinsic value of all stock options exercised under all of the Company’s plans was $266,000 and $2,555,000 for the six months ended June 30, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $100,000 and $956,000 for the six months ended June 30, 2016 and 2015, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $5,556,000 and $9,015,000 for the six months ended June 30, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,083,000 and $3,372,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was $4,738,000 of unrecognized compensation cost related to nonvested stock options and $22,948,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.9 years and restricted stock over approximately 3.6 years. The total fair value of options vested was $2,495,000 and $2,194,000 during the six months ended June 30, 2016 and 2015, respectively. The fair value of the restricted stock vested was $5,556,000 and $9,015,000 for the six months ended June 30, 2016 and 2015, respectively.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $17.30 and $25.18, respectively. The fair value of the stock options granted during the six months ended June 30, 2016 and 2015 was $3,231,000 and $2,893,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended June 30,
	2016	2015
Dividend yield	None	None
Average risk-free interest rate	1.5%	1.3%
Stock price volatility	30%	33%
Estimated option term	Six years	Six years

(7)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,345	$(524)	$821	$1,688	$(642)	$1,046
Actuarial gains (losses)	(6,435)	2,465	(3,970)	2,293	(881)	1,412
Foreign currency translation adjustments	—	—	—	129	—	129
Total	$(5,090)	$1,941	$(3,149)	$4,110	$(1,523)	$2,587

	Six months ended June 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$2,382	$(912)	$1,470	$3,486	$(1,332)	$2,154
Actuarial gains (losses)	(6,435)	2,465	(3,970)	2,293	(881)	1,412
Foreign currency translation adjustments	—	—	—	32	—	32
Total	$(4,053)	$1,553	$(2,500)	$5,811	$(2,213)	$3,598

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 11 – Retirement Plans)

(8)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $6,167,000 and $10,551,000 for the three months and six months ending June 30, 2016, respectively, and $5,930,000 and $13,290,000 for the three months and six months ending June 30, 2015, respectively, have been eliminated from the tables below.  The related intersegment profit of $617,000 and $1,055,000 for the three months and six months ending June 30, 2016, respectively, and $593,000 and $1,329,000 for the three months and six months ending June 30, 2015, respectively, have also been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2016 and 2015 and total assets as of June 30, 2016 and December 31, 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Marine transportation	$378,303	$425,053	$756,646	$844,958
Diesel engine services	63,279	118,103	143,669	285,871
	$441,582	$543,156	$900,315	$1,130,829
Segment profit (loss):
Marine transportation	$72,726	$97,011	$142,521	$193,280
Diesel engine services	(1,968)	4,931	(2,774)	13,774
Other	(8,284)	(8,870)	(15,930)	(16,080)
	$62,474	$93,072	$123,817	$190,974

	June 30, 2015	December 31, 2015
Total assets:
Marine transportation	$3,596,923	$3,451,553
Diesel engine services	607,995	637,549
Other	63,897	63,179
	$4,268,815	$4,152,281

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

General corporate expenses	$(4,044)	$(3,899)	$(7,699)	$(7,474)
Gain on disposition of assets	94	91	161	1,646
Interest expense	(4,513)	(4,759)	(8,706)	(10,009)
Other income (expense)	179	(303)	314	(243)
	$(8,284)	$(8,870)	$(15,930)	$(16,080)

The following table presents the details of “Other” total assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
General corporate assets	$61,505	$61,089
Investment in affiliates	2,392	2,090
	$63,897	$63,179

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Earnings before taxes on income – United States	$62,474	$93,072	$123,817	$190,974
Provision for taxes on income:
Federal:
Current	$6,651	$25,086	$13,091	$51,266
Deferred	14,969	6,919	29,682	14,401
State and local	1,745	2,691	3,451	5,520
	$23,365	$34,696	$46,224	$71,187

(10)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net earnings attributable to Kirby	$38,942	$58,075	$77,041	$119,153
Undistributed earnings allocated to restricted shares	(284)	(350)	(524)	(696)
Income available to Kirby common stockholders - basic	38,658	57,725	76,517	118,457
Undistributed earnings allocated to restricted shares	284	350	524	696
Undistributed earnings reallocated to restricted shares	(285)	(349)	(524)	(695)
Income available to Kirby common stockholders - diluted	$38,657	$57,726	$76,517	$118,458

Shares outstanding:
Weighted average common stock issued and outstanding	53,844	55,651	53,813	55,772
Weighted average unvested restricted stock	(393)	(336)	(367)	(326)
Weighted average common stock outstanding - basic	53,451	55,315	53,446	55,446
Dilutive effect of stock options	75	117	59	119
Weighted average common stock outstanding - diluted	53,526	55,432	53,505	55,565

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.72	$1.04	$1.43	$2.14
Diluted	$0.72	$1.04	$1.43	$2.13

Certain outstanding options to purchase approximately 243,000 and 185,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2016 and 2015, respectively, as such stock options would have been antidilutive.

(11)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution between $20,000,000 and $30,000,000 to its pension plan prior to December 31, 2016 to fund its 2016 pension plan obligations. As of June 30, 2016, no 2016 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$3,482	$3,517	$—	$—
Interest cost	3,651	3,302	17	16
Expected return on plan assets	(4,251)	(4,485)	—	—
Amortization of actuarial loss	1,525	1,903	6	7
Net periodic benefit cost	$4,407	$4,237	$23	$23

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$6,702	$7,347	$—	$—
Interest cost	7,063	6,656	33	32
Expected return on plan assets	(8,404)	(8,968)	—	—
Amortization of actuarial loss	2,743	3,867	13	14
Net periodic benefit cost	$8,104	$8,902	$46	$46

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	3	5	15	18
Amortization of actuarial gain	(186)	(222)	(374)	(395)
Net periodic benefit cost	$(183)	$(217)	$(359)	$(377)

(12)	CONTINGENCIES

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

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. There is a separate process for making a claim under the Oil Pollution Act of 1990 (“OPA”). The Company is processing claims properly presented, documented and recoverable under OPA. The Company is named as a party in other lawsuits filed in connection with this incident which are currently stayed by orders entered into by the court in the limitation proceedings, some of which may also have been presented as claims in the limitation proceeding. The actions include allegation of business interruption, loss of profit, loss of use of natural resources and seek unspecified economic and compensatory damages. In addition, the Company has received claims from numerous parties claiming property damage and various economic damages. The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The litigation and claims process is ongoing. In December 2015, the Company submitted evidence in the liability trial in connection with the consolidated limitation actions. The damages phase of the trial was reset to the third quarter of 2016 in order to accommodate ongoing negotiation of the OPA claims filed in the limitation. The Company is also subject to penalties under the provisions of the Clean Water Act for the discharge of cargo from its barge as a result of the collision and is in negotiations with the Department of Justice and USCG with respect to the penalties to be assessed against the Company under that Act. The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $18,061,000 at June 30, 2016, including $4,393,000 in letters of credit and $13,668,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Weighted average number of common stock - diluted	53,526	55,432	53,505	55,565

The decrease in the weighted average number of common shares for the 2016 second quarter and first six months compared with the 2015 second quarter and first six months primarily reflected common stock repurchases in the 2015 first quarter through the 2016 first quarter, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2016, the Company operated a fleet of 901 inland tank barges with 18.3 million barrels of capacity, and operated an average of 241 inland towboats during the 2016 second quarter. The Company’s coastal fleet consisted of 69 tank barges with 6.1 million barrels of capacity and 80 coastal tugboats. The Company also owns and operates six offshore dry-bulk barges and seven offshore tugboats transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines and transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For the 2016 second quarter, net earnings attributable to Kirby were $38,942,000, or $0.72 per share, on revenues of $441,582,000, compared with 2015 second quarter net earnings attributable to Kirby of $58,075,000, or $1.04 per share, on revenues of $543,156,000. For the 2016 first six months, net earnings attributable to Kirby were $77,041,000, or $1.43 per share, on revenues of $900,315,000, compared with 2015 first six months net earnings attributable to Kirby of $119,153,000, or $2.13 per share, on revenues of $1,130,829,000. The 2016 first quarter and first six months results included $5,605,000 before taxes, or $.06 per share, of severance charges. The severance charges were a reduction in force across the marine transportation and diesel engine services businesses and corporate staff in order to reduce costs in light of challenging market conditions.  The 2015 first quarter and first six months included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results. Also, the 2015 first quarter and first six months results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment.

Marine Transportation

For the 2016 second quarter and first six months, the Company’s marine transportation segment generated 86% and 84%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2016 second quarter and first six months decreased 11% and 10%, respectively, compared with the 2015 second quarter and first six months.  The decreases were primarily due to a decline in the average cost of marine diesel fuel which is largely passed through to the customer, lower inland marine transportation term and spot contract pricing, lower inland equipment utilization, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues.  The segment’s operating income for the 2016 second quarter and first six months decreased 25% and 26%, respectively, compared with the 2015 second quarter and first six months.  The decreases were primarily due to lower inland equipment utilization, lower inland term and spot contract pricing, increased idle time and voyage costs for coastal vessels and higher depreciation expense.  The 2016 first six months marine transportation results also included $3,792,000 of severance charges in the 2016 first quarter.  For both the 2016 and 2015 second quarters and first six months, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet contributed 33% and 32%, respectively, of marine transportation revenues.

The tank barge utilization levels of the Company’s inland marine transportation markets declined modestly in the 2016 second quarter into the high-80% to low-90% range compared to the 90% to 95% range for the 2016 first quarter and the 2015 second quarter and first six months.  The decline was largely attributable to a shortened spring season for agricultural chemical products and soft demand in trading and refinery volumes which was largely related to high inventory levels.  Demand for barges moving petrochemicals was stable.  Refined petroleum product volumes increased in the 2016 second quarter as a result of the Seacor acquisition in April 2016. During the 2016 second quarter, operating conditions were seasonally normal, although high cross currents at floodgates and river crossings on the Gulf Intracoastal Waterway led to congestion and added delays at certain points along the Gulf Coast.

The Company’s coastal marine transportation markets reflected stable demand for the transportation of black oil and petrochemicals in the 2016 second quarter and first six months, although an increase in the amount of equipment trading in the spot market led to increased idle time and voyage costs.  Demand for the transportation of refined petroleum products declined, primarily as a result of weak distillate and gasoline demand in the Northeast which was mainly the result of high product inventory levels.   Coastal tank barge utilization levels declined slightly to the mid-80% level during the 2016 second quarter from the high-80% to low-90% range in the 2016 first quarter and from utilization levels of 90% to 95% in the 2015 second quarter and first six months.

During the 2016 and 2015 second quarters and first six months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues.  Inland time charters during the 2016 second quarter and first six months represented 51% and 53%, respectively, of the revenues under term contracts compared with 55% and 56% in the 2015 second quarter and first six months, respectively.

During the 2016 second quarter and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. For the 2015 second quarter and first six months, approximately 85% of the coastal revenues were under term contracts and 15% were under spot contracts.  The 2016 second quarter and first six months decrease in term contract revenues reflected the continued trend of non-renewal of certain term contracts which put increased equipment in the spot contract market. However, the coastal revenues reflected the new 185,000 barrel articulated tank barge and tugboat unit (“ATB”) placed in service in the 2015 fourth quarter under a long-term contract.  The second new 185,000 barrel ATB was placed in service in June 2016, also under a long-term contract.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2016 and 2015 second quarters and first six months.

Rates on inland term contracts renewed in the 2016 second quarter and first six months decreased in the 5% to 8% average range compared with term contracts renewed in the second quarter and first six months of 2015.  Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and at or below term contract pricing during the 2016 second quarter.  Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2016 second quarter and first six months were essentially flat when compared with term contracts renewed in the 2015 second quarter and first six months.  Spot contract rates remained above term contract rates during the 2016 first quarter and fluctuated around term contract rates during the 2016 second quarter, but were flat on average.

The marine transportation operating margin was 19.2% for the 2016 second quarter compared with 22.8% for the 2015 second quarter and 18.8% for the 2016 first six months compared with 22.9% for the 2015 first six months.

Diesel Engine Services

For the 2016 second quarter and first six months, the diesel engine services segment generated 14% and 16%, respectively, of the Company’s revenue.  For the 2016 second quarter and first six months, 63% and 64% of the diesel engine services segment revenue was generated from overhauls and service and 37% and 36% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for the 2016 second quarter and first six months decreased 46% and 50%, respectively, and operating income decreased 140% and 120%, respectively, when compared with the second quarter and first six months of 2015. The lower revenues in the 2016 second quarter and first six months compared to the 2015 second quarter and first six months were primarily attributable to the lack of demand for the manufacture of pressure pumping units and other oilfield service equipment, and decreased demand for the remanufacture of such equipment and the sale and distribution of engines, transmissions and parts due to impact from the decline in the price of crude oil and decreased drilling activity.  The 2016 second quarter reflected some incremental increase in quote and order activity for the remanufacturing and service of pressure pumping units and other oilfield service equipment.  The marine diesel engine services market declined modestly, primarily due to continued weakness in the Gulf of Mexico oilfield services market. In addition, customers deferred major maintenance projects throughout the marine diesel engine services market largely due to a depressed dry cargo barge market and, to a lesser extent, the general economy.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.  The diesel engine services results for the 2016 and 2015 first quarters included $1,436,000 and $1,111,000, respectively, of severance charges in response to the reduced activity in both the marine and land-based markets.

The diesel engine services operating margin for the 2016 second quarter was (3.1)% compared with 4.2% for the 2015 second quarter. For the 2016 first six months, the operating margin was (1.9)% compared with 4.8% for the first six months of 2015.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2016 first six months, with net cash provided by operating activities of $209,867,000 compared with $245,918,000 of net cash provided by operating activities for the 2015 first six months. The 15% decrease was primarily from a $42,194,000 decrease in net earnings and a $13,354,000 net decrease in cash flows from changes in operating assets and liabilities, partially offset by a $15,881,000 increase in the provision for deferred income taxes and $5,694,000 increase in depreciation and amortization expense.  In addition, during the 2016 and 2015 first six months, the Company generated cash of $321,000 and $3,712,000, respectively, from proceeds from the exercise of stock options and $3,147,000 and $10,636,000, respectively, from proceeds from the disposition of assets.

For the 2016 first six months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $111,048,000 including $3,562,000 for inland tank barge and towboat construction, $13,514,000 in final costs for the construction of two 185,000 barrel coastal ATBs, one placed in service in late 2015 and the second in June 2016, $36,004,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $1,911,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $2,453,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $53,604,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities.  The Company’s debt-to-capitalization ratio remained unchanged at 25.4% at June 30, 2016 compared to December 31, 2015.  As of June 30, 2016, the Company had $295,179,000 outstanding under its revolving credit facility, $500,000,000 of senior notes outstanding and $7,093,000 outstanding under its credit line, offset by $3,585,000 in unamortized debt issuance costs.

During the 2016 first six months, the Company took delivery of three new inland tank barges with a total capacity of approximately 83,000 barrels, acquired 27 inland tank barges from Seacor with a total capacity of approximately 802,000 barrels, transferred one tank barge into the inland fleet from the coastal fleet with a capacity of 31,000 barrels and retired 28 inland tank barges, reducing its capacity by approximately 569,000 barrels. As a result, the Company added a net of three inland tank barges and approximately 347,000 barrels of capacity during the first half of 2016.

The Company projects that capital expenditures for 2016 will be in the $230,000,000 to $250,000,000 range. The 2016 construction program will consist of seven inland tank barges with a total capacity of 197,000 barrels, three of which were completed in the 2016 first quarter, progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, progress payments on the construction of two 155,000 barrel coastal ATBs and progress payments on the construction of two 4900 horsepower coastal tugboats and a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges will be approximately $10,000,000, 2016 progress payments on the construction of two 185,000 barrel coastal ATBs and two 155,000 barrel coastal ATBs will be approximately $82,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the 35,000 barrel coastal petrochemical tank barge will be approximately $18,000,000. The balance of approximately $120,000,000 to $140,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

 Uncertainty about future crude oil volumes to be moved by tank barge and additional pipelines, coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate, has resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets.  The excess capacity has also been driven by the uncertainty among the Company's customers caused by global commodity price volatility. This extra capacity has placed inland tank barge rates under some pressure.  The Company’s inland term contract rates that renewed in the 2016 second quarter and first six months decreased in the 5% to 8% average range compared with term contract rates renewed in the 2015 second quarter and first six months.  Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and were at or below term contract rates for the 2016 second quarter.  As a result, the Company remains cautious with regards to 2016 third quarter pricing expectations for the inland marine transportation markets and expects continued modest pricing pressure with utilization in the low-to-mid-80% range.  Future tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the reopening of idled facilities could offset possible further declines in crude oil and natural gas condensate transportation movements.

In the coastal marine transportation market, uncertainty about crude oil prices and supplies has resulted in some reluctance among certain customers to extend term contracts which has led to an increase in the number of coastal vessels operating in the spot market. In addition, as discussed below, the Company and the industry have added new coastal tank barge capacity during 2015 and the 2016 first half, with additional new capacity coming on-line in the 2016 second half, 2017 and 2018. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity.  For the 2016 third quarter, the Company expects tank barge utilization for the coastal markets to be in the low-to-mid-80% range.

As of June 30, 2016, the Company estimated there were approximately 3,900 inland tank barges in the industry fleet, of which approximately 600 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2016. The Company estimates approximately 100 tank barges were ordered during 2015 and 2016 for delivery throughout 2016, of which seven were for the Company, significantly less than the 260 new inland tank barges placed in service during 2015, 36 of which were for the Company.  Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of June 30, 2016, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 45 of those were over 30 years old. In 2014 and 2015, the Company placed orders for the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, one 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and two 4900 horsepower coastal tugboats. The Company is also aware of 19 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors, of which seven were delivered in the first half of 2016 and the remaining 12 are for delivery in the 2016 second half, 2017 and 2018.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oilfield service companies and oil and gas operators and producers, inbound orders during the 2016 first six months for the manufacturing of pressure pumping units and other oilfield service equipment have essentially stopped.  However, the 2016 second quarter saw some incremental increase in quote and order activity for the remanufacturing and service of pressure pumping units and other oilfield service equipment.  The distribution portion of the land-based market, including engine, transmission and parts sales and service, remains at depressed levels. The Company took aggressive measures in the 2015 and 2016 first quarters to reduce costs, including reducing the staffing level in the land-based manufacturing area. The Company anticipates its land-based market will continue to experience challenging conditions for the second half of 2016.

For the marine diesel engine services market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market. The major maintenance projects deferred by customers in the 2016 second quarter and first six months could drive better results in the second half of 2016, however, without improved liquid and dry cargo barge markets, there is a possibility the deferrals may not lead to firm orders until 2017. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Acquisitions

On April 15, 2016, the Company purchased the inland tank barge fleet of Seacor from subsidiaries of Seacor for a total value of $91,681,000.  The assets purchased consisted of 27 inland 30,000 barrel tank barges and 13 inland towboats, as well as one 30,000 barrel inland tank barge and one towboat under construction.  The purchase price was comprised of a $79,200,000 cash payment on April 15, 2016 and holdbacks of $7,000,000 for new construction and $1,800,000 for inland tank barge maintenance and repairs and the Company transferred ownership to Seacor of a Florida-based ship docking tugboat with a value of $3,681,000.  The $1,800,000 holdback for maintenance and repairs was paid in May 2016 and $4,500,000 of the $7,000,000 holdback for new construction was paid in July 2016 with the remaining $2,500,000 expected to be paid by December 31, 2016.  The average age of the 27 inland tank barges was ten years. Seacor, through its subsidiary, SCF Waxler Marine LLC, transported refined petroleum products, petrochemicals and black oil on the Mississippi River System and the Gulf Intracoastal Waterway.  Financing of the acquisition was through borrowings under the Company’s revolving credit facility.

On June 2, 2016, the Company purchased four coastal tugboats from Crosby Marine for $26,450,000 in cash.  The four coastal tugboats have an average age of 13 years.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On June 30, 2016, the Company purchased an 80,000 barrel coastal tank barge from TD Equipment for $13,541,000 in cash.  The Company had been leasing the barge from TD Equipment prior to its purchase.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

Results of Operations

The Company reported 2016 second quarter net earnings attributable to Kirby of $38,942,000, or $0.72 per share, on revenues of $441,582,000, compared with 2015 second quarter net earnings attributable to Kirby of $58,075,000, or $1.04 per share, on revenues of $543,156,000. Net earnings attributable to Kirby for the 2016 first six months were $77,041,000, or $1.43 per share, on revenues of $900,315,000, compared with $119,153,000, or $2.13 per share, on revenues of $1,130,829,000 for the 2015 first six months. The 2016 first quarter and first six months results included $5,605,000 before taxes, or $.06 per share, of severance charges which were reflected in the marine transportation and diesel engine businesses and corporate staff in order to reduce costs in light of challenging market conditions.  The 2015 first quarter and first six months included $1,225,000 before taxes, or $.01 per share, of severance charges which were mainly reflected in the diesel engine services results.  Also, the 2015 first quarter and first six months results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2016 second quarter compared with the second quarter of 2015, the first six months of 2016 compared with the first six months of 2015 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	%	2015	%	2016	%	2015	%
Marine transportation	$378,303	86%	$425,053	78%	$756,646	84%	$844,958	75%
Diesel engine services	63,279	14	118,103	22	143,669	16	285,871	25
	$441,582	100%	$543,156	100%	$900,315	100%	$1,130,829	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2016, the Company operated 901 inland tank barges, including 39 leased barges, with a total capacity of 18.3 million barrels. This compares with 912 inland tank barges operated as of June 30, 2015, including 39 leased barges, with a total capacity of 18.1 million barrels. The Company operated an average of 241 inland towboats during the 2016 second quarter, of which an average of 78 were chartered, compared with 251 during the 2015 second quarter, of which an average of 81 were chartered. The Company’s coastal tank barge fleet as of June 30, 2016 consisted of 69 tank barges, seven of which were leased, with 6.1 million barrels of capacity, and 80 tugboats, six of which were chartered. This compares with 69 coastal tank barges operated as of June 30, 2015, eight of which were leased, with 6.0 million barrels of capacity, and 73 tugboats, six of which were chartered. As of June 30, 2016 and 2015, the Company operated six offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2016 compared with the three months and six months ended June 30, 2015 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Marine transportation revenues	$378,303	$425,053	(11)%	$756,646	$844,958	(10)%

Costs and expenses:
Costs of sales and operating expenses	228,592	251,784	(9)	455,344	500,868	(9)
Selling, general and administrative	26,600	28,660	(7)	59,297	57,393	3
Taxes, other than on income	4,953	4,816	3	9,791	8,947	9
Depreciation and amortization	45,432	42,782	6	89,693	84,470	6
	305,577	328,042	(7)	614,125	651,678	(6)
Operating income	$72,726	$97,011	(25)%	$142,521	$193,280	(26)%
Operating margins	19.2%	22.8%		18.8%	22.9%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2016 second quarter and first six months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2016 Second Quarter Revenue Distribution	2016 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	24%	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	24%	23%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2016 second quarter and first six months decreased 11% and 10%, respectively, compared with the 2015 second quarter and first six months, primarily due to a decline in the average cost of marine diesel fuel for the 2016 second quarter and first six months of 33% and 36%, respectively, which is largely passed through to the customer. Also, lower inland marine transportation term and spot contract pricing, lower inland tank barge utilization and an increase in the number of coastal vessels operating in the spot market which led to increased idle time contributed to the year over year decline in revenues. For both the 2016 and 2015 second quarters and first six months, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet contributed 33% and 32%, respectively, of marine transportation revenues. The Company’s inland marine transportation fleet tank barge utilization levels declined modestly in the 2016 second quarter into the high-80% to low-90% range compared to the 90% to 95% range for the 2016 first quarter and the 2015 second quarter and first six months.  The 2016 second quarter decline was largely attributable to a shortened spring season for agricultural chemical products and soft demand in trading and refinery volumes which was largely related to high inventory levels.  The utilization levels for the coastal marine transportation markets declined slightly to the mid-80% level during the 2016 second quarter from the high-80% to low-90% range in the 2016 first quarter compared to utilization levels in the 90% to 95% range in the 2015 second quarter and first six months.

The petrochemical market, the Company’s largest market, contributed 49% of marine transportation revenues for the 2016 second quarter and first six months, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 24% and 25% of marine transportation revenues for the 2016 second quarter and first six months, respectively, reflected lower fleet utilization due to commodity price volatility. During the 2016 second quarter, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at significantly reduced levels compared with the 2015 second quarter and first six months.

The refined petroleum products market, which contributed 24% and 23% of marine transportation revenues for the 2016 second quarter and first six months, respectively, reflected increased volumes in the inland market as a result of the Seacor acquisition in April 2016, partially offset by soft demand in the coastal market, primarily a result of weak distillate and gasoline demand in the Northeast which was mainly the result of high product inventory levels.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2016 second quarter and first six months, saw typical seasonal demand for transportation of both domestically produced and imported products during the first quarter and a decline in demand in the second quarter primarily due to a shortened spring season.

For the second quarter of 2016, the inland operations incurred 2,035 delay days, 2% less than the 2,076 delay days that occurred during the 2015 second quarter and 9% less than the 2,236 delay days that occurred during the 2016 first quarter. For the first six months of 2016, 4,271 delay days occurred, 4% less than the 4,454 delay days that occurred during the 2015 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. During the 2016 second quarter, operating conditions were seasonally normal, although high cross currents at floodgates and river crossings on the Gulf Intracoastal Waterway led to congestion and added delays at certain points along the Gulf Coast.

During the 2016 and 2015 second quarters and first six months, approximately 80% of marine transportation’s inland revenues were under term contracts and 20% were spot contract revenues. Inland time charters represented 51% and 53%, respectively, of the revenues under term contracts during the 2016 second quarter and first six months.

During the 2016 second quarter and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. For the 2015 second quarter and first six months, approximately 85% of  the coastal revenues were under term contracts and 15% were under spot contracts.  The 2016 second quarter and first six months decrease in term contract revenues reflected the continued trend of non-renewal of certain term contracts which put increased equipment in the spot contract market. However, the coastal revenues reflected the new 185,000 barrel ATB placed in service in the 2015 fourth quarter under a long-term contract.  The second new 185,000 barrel ATB was placed in service in June 2016, also under a long-term contract.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2016 and 2015 second quarters and first six months.

Rates on inland term contracts renewed in the 2016 second quarter and first six months decreased in the 5% to 8% average range compared with term contracts renewed in the second quarter and first six months of 2015.  Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and at or below term contract pricing during the 2016 second quarter.  Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2016 second quarter and first six months were essentially flat when compared with term contracts renewed in the 2015 second quarter and first six months.  Spot contract rates remained above term contract rates during the 2016 first quarter and fluctuated around term contract rates during the 2016 second quarter, but were flat on average.

Marine Transportation Costs and Expenses

Costs and expenses for the 2016 second quarter and first six months decreased 7% and 6%, respectively, compared with the 2015 second quarter and first six months. Costs of sales and operating expenses for the 2016 second quarter and first six months decreased 9% compared with the second quarter and first six months of 2015, primarily reflecting lower fuel costs due to the decline in the price of diesel fuel and lower business activity levels.

The inland marine transportation fleet operated an average of 241 towboats during the 2016 second quarter, of which an average of 78 towboats were chartered, compared with 251 during the 2015 second quarter, of which an average of 81 towboats were chartered. During the 2016 first six months, the inland operations operated an average of 241 towboats, of which an average of 78 towboats were chartered, compared with 250 towboats operated during the 2015 first six months, of which an average of 80 were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice and high water conditions that occurred in the 2016 first quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2016 second quarter, the inland operations consumed 9.8 million gallons of diesel fuel compared to 11.3 million gallons consumed during the 2015 second quarter. The average price per gallon of diesel fuel consumed during the 2016 second quarter was $1.35 compared with $2.03 for the 2015 second quarter. For the 2016 first six months, the inland operations consumed 20.0 million gallons of diesel fuel compared to 21.8 million gallons consumed during the 2015 first six months. The average price per gallon of diesel fuel consumed during the 2016 first six months was $1.31 compared with $2.04 for the 2015 first six months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Taxes, other than on income, for the 2016 second quarter and first six months increased 3% and 9%, respectively, compared with the 2015 second quarter and first six months mainly due to an increase in the inland waterways user tax rate effective April 1, 2015.

Selling, general and administrative expenses for the 2016 second quarter and first six months decreased 7% and increased 3%, respectively, compared with the 2015 second quarter and first six months, primarily a reflection of a $3,792,000 severance charge in the 2016 first quarter and the resulting cost savings in the 2016 second quarter.

Depreciation and amortization for the 2016 second quarter and first six months increased 6% compared with the 2015 second quarter and first six months. The increases were primarily attributable to the Seacor acquisition and increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as a coastal 185,000 barrel ATB placed in service in the fourth quarter of 2015 and a second coastal 185,000 barrel ATB placed in service in the second quarter of 2016.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2016 second quarter and first six months decreased 25% and 26%, respectively, compared with the 2015 second quarter and first six months. The operating margin was 19.2% for the 2016 second quarter compared with 22.8% for the 2015 second quarter. The operating margin for the 2016 first six months was 18.8% compared with 22.9% for the 2015 first six months. The results primarily reflected lower inland marine transportation term and spot contract pricing, lower inland utilization levels, an increase in the number of coastal vessels operating in the spot market which led to increased idle time and voyage costs, higher depreciation expense and the 2016 first quarter severance charge of $3,792,000.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income (loss) and operating margins for the three months and six months ended June 30, 2016 compared with the three months and six months ended June 30, 2015 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Diesel engine services revenues	$63,279	$118,103	(46)%	$143,669	$285,871	(50)%

Costs and expenses:
Costs of sales and operating expenses	48,305	91,961	(47)	110,463	227,658	(51)
Selling, general and administrative	13,178	17,603	(25)	28,309	37,335	(24)
Taxes, other than on income	502	549	(9)	1,053	947	11
Depreciation and amortization	3,262	3,059	7	6,618	6,157	7
	65,247	113,172	(42)	146,443	272,097	(46)
Operating income (loss)	$(1,968)	$4,931	(140)%	$(2,774)	$13,774	(120)%
Operating margins	(3.1)%	4.2%		(1.9)%	4.8%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2016 second quarter and first six months and the customers for each market:

Markets Serviced	2016 Second Quarter Revenue Distribution	2016 Six Months Revenue Distribution	Customers
Marine	46%	44%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Land-Based	36%	38%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On- Highway Transportation

Power Generation	18%	18%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2016 second quarter and first six months decreased 46% and 50%, respectively, compared with the 2015 second quarter and first six months, primarily due to the lack of demand for the manufacture of pressure pumping units and other oilfield service equipment, and decreased demand for the remanufacture of such equipment and the sale and distribution of engines, transmissions and parts due to impact from the decline in the price of crude oil and decreased drilling activity.  The 2016 second quarter reflected some incremental increase in quote and order activity for the remanufacturing and service of pressure pumping units and other oilfield service equipment.  The marine diesel engine services market declined modestly, primarily due to continued weakness in the Gulf of Mexico oilfield services market. In addition, customers deferred major maintenance projects throughout the marine diesel engine services market largely due to a depressed dry cargo barge market and, to a lesser extent, the general economy.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2016 second quarter and first six months decreased 42% and 46%, respectively, compared with the 2015 second quarter and first six months.  Costs of sales and operating expenses for the 2016 second quarter and first six months decreased 47% and 51%, respectively, compared with the second quarter and first six months of 2015 reflecting a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured and remanufactured and a decline in the sale and service of land-based engines, transmissions and parts.  The 2016 and 2015 first quarters and first six months selling, general and administrative expenses included severance charges of $1,436,000 and $1,111,000, respectively, in response to the reduced activity in both the marine and land-based markets.

Diesel Engine Services Operating Income (Loss) and Operating Margins

Operating income (loss) for the 2016 second quarter decreased 140% compared with the 2015 second quarter. For the 2016 first six months, diesel engine services operating income decreased 120% compared with the 2015 first six months. The operating margin for the 2016 second quarter was (3.1)% compared with 4.2% for the 2015 second quarter and (1.9)% for the 2016 first six months compared with 4.8% for the 2015 first six months. The results reflected continued weakness in the land-based market, the Gulf of Mexico marine oilfield services market and customer deferrals of major maintenance projects throughout the marine diesel engine services market.

General Corporate Expenses

General corporate expenses for the 2016 second quarter were $4,044,000, a 4% increase compared with $3,899,000 for the second quarter of 2015. For the first six months of 2016, general corporate expenses were $7,699,000, a 3% increase compared with $7,474,000 for the first six months of 2015.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $94,000 for the 2016 second quarter compared with a net gain of $91,000 for the 2015 second quarter. For the 2016 first six months, the Company reported a net gain on disposition of assets of $161,000 compared with a net gain of $1,646,000 for the first six months of 2015. The net gains were predominantly from the sale or retirement of marine equipment and, in the 2015 first quarter, the sale of the assets of a small diesel engine services product line.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2016 compared with the three months and six months ended June 30, 2015 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Other income (expense)	$179	$(303)	─	$314	$(243)	─
Noncontrolling interests	$(167)	$(301)	(45)%	$(552)	$(634)	(13)%
Interest expense	$(4,513)	$(4,759)	(5)%	$(8,706)	$(10,009)	(13)%

Interest Expense

Interest expense for the 2016 second quarter and first six months decreased 5% and 13%, respectively, compared with the 2015 second quarter and first six months.  During the 2016 and 2015 second quarters, the average debt and average interest rate (excluding capitalized interest) were $763,308,000 and 2.7%, and $795,549,000 and 2.7%, respectively. For the first six months of 2016 and 2015, the average debt and average interest rate (excluding capitalized interest) were $748,156,000 and 2.7%, and $795,887,000 and 2.8%, respectively.  Interest expense excludes capitalized interest for the 2016 and 2015 second quarters of $635,000 and $679,000, respectively, and for the 2016 and 2015 first six months of $1,501,000 and $1,289,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2016 were $4,268,815,000 compared with $4,152,281,000 as of December 31, 2015. The following table sets forth the significant components of the balance sheet as of June 30, 2016 compared with December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015	% Change
Assets:
Current assets	$620,533	$640,776	(3)%
Property and equipment, net	2,917,250	2,778,980	5
Goodwill	587,703	586,718	─
Other assets	143,329	145,807	(2)
	$4,268,815	$4,152,281	3%
Liabilities and stockholders’ equity:
Current liabilities	$344,449	$361,917	(5)%
Long-term debt – less current portion	798,687	774,849	3
Deferred income taxes	697,517	669,808	4
Other long-term liabilities	77,483	66,511	16
Total equity	2,350,679	2,279,196	3
	$4,268,815	$4,152,281	3%

Current assets as of June 30, 2016 decreased 3% compared with December 31, 2015. Trade accounts receivable decreased 7%, primarily a reflection of the decrease in revenues for the 2016 second quarter compared with the fourth quarter of 2015. Other accounts receivable decreased 14%, primarily due to a decrease in insurance claims receivables and a decrease in income taxes receivable for income taxes overpaid in the 2015 fourth quarter.  Prepaid expenses and other current assets increased 29% primarily due to classifying a certain facility as held for sale as part of prepaid expenses and other current assets.

Property and equipment, net of accumulated depreciation, at June 30, 2016 increased 5% compared with December 31, 2015. The increase reflected $120,817,000 of capital expenditures for the 2016 first six months, more fully described under Capital Expenditures below, the fair value of the property and equipment acquired in acquisitions of $127,006,000, less $94,129,000 of depreciation expense for the first six months of 2016 and $4,860,000 of property disposals during the 2016 first six months.

Other assets at June 30, 2016 decreased 2% compared with December 31, 2015 primarily due to amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for the 2016 first six months, partially offset by goodwill of $985,000 as a result of the Seacor acquisition.

Current liabilities as of June 30, 2016 decreased 5% compared with December 31, 2015. Accounts payable increased 1%, primarily due to increased shipyard accruals offset by decreased business activity levels in the diesel engine services segment.  Accrued liabilities decreased 6%, primarily from payment during the 2016 first six months of employee incentive compensation accrued during 2015 and a reduction of insurance claims payable, partially offset by the accrual of the Seacor acquisition holdback of $7,000,000.  Deferred revenues decreased 18%, primarily reflecting decreased advanced billings in the coastal marine transportation market and power generation market in the diesel engine services segment.

Long-term debt, less current portion, as of June 30, 2016 increased 3% compared with December 31, 2015, reflecting borrowings of $23,438,000 on the revolving credit facility and credit line during the 2016 first six months.  Net deferred debt issue costs were $3,585,000 and $3,985,000 at June 30, 2016 and December 31, 2015, respectively.

Deferred income taxes as of June 30, 2016 increased 4% compared with December 31, 2015. The increase was primarily due to the 2016 first six months deferred tax provision of $29,682,000.

Other long-term liabilities as of June 30, 2016 increased 16% compared with December 31, 2015. The increase was primarily due to the accrual of pension expense during the 2016 first six months.

Total equity as of June 30, 2016 increased $71,483,000 compared with December 31, 2015. The increase was primarily the result of $77,041,000 of net earnings attributable to Kirby for the first six months of 2016 and a $7,793,000 decrease in treasury stock, partially offset by a $7,610,000 decrease in additional paid-in capital due to the exercise of stock options at exercise prices below the cost of the treasury stock issued and the issuance of restricted stock below the cost of the treasury stock issued, a $3,241,000 decrease in noncontrolling interests and a decrease of $2,500,000 in accumulated other comprehensive income. The decrease in treasury stock was due to the issuance of restricted stock in connection with stock awards plans, partially offset by purchases during the 2016 first quarter of $1,827,000 of Company common stock.

Long-Term Financing

The Company has a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions.  As of June 30, 2016, the Company was in compliance with all Revolving Credit Facility covenants and had $295,179,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $3,166,000 as of June 30, 2016.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of June 30, 2016, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. As of June 30, 2016, the Company had $7,093,000 of debt outstanding under the Credit Line. Outstanding letters of credit under the Credit Line were $906,000 as of June 30, 2016.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures reflected on the balance sheet for the 2016 first six months were $120,817,000, including $3,562,000 for inland tank barge and towboat construction, $13,514,000 in final costs for the construction of two 185,000 barrel coastal ATBs, one placed in service in late 2015 and the second in June 2016, $36,004,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the second half of 2016 and one in the 2017 first half, $1,911,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $2,453,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $63,373,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities. Financing of the construction of the inland tank barges and towboats, the coastal ATBs, the coastal tugboats and the coastal petrochemical tank barge was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2016 first six months, the Company took delivery of three new inland tank barges with a total capacity of approximately 83,000 barrels, acquired 27 inland tank barges with a total capacity of approximately 802,000 barrels, transferred one tank barge into the inland fleet from the coastal fleet with a capacity of 31,000 barrels and retired 28 inland tank barges, reducing its capacity by approximately 569,000 barrels. As a result, the Company added a net of three inland tank barges and approximately 347,000 barrels of capacity during the first half of 2016.

The Company projects that capital expenditures for 2016 will be in the $230,000,000 to $250,000,000 range. The 2016 construction program will consist of seven inland tank barges with a total capacity of 197,000 barrels, three of which were completed in the 2016 first quarter, progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, progress payments on the construction of two 155,000 barrel coastal ATBs and progress payments on the construction of two 4900 horsepower coastal tugboats and a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges will be approximately $10,000,000, 2016 progress payments on the construction of two 185,000 barrel coastal ATBs and two 155,000 barrel coastal ATBs will be approximately $82,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the 35,000 barrel coastal petrochemical tank barge will be approximately $18,000,000. The balance of approximately $120,000,000 to $140,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

In February 2016, the Company purchased 35,000 shares of its common stock for $1,827,000, for an average price of $52.53 per share. There were no purchases of treasury stock by the Company in the 2016 second quarter.  As of August 5, 2016, the Company had approximately 1,411,000 shares available under the existing repurchase authorization. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $209,867,000 for the 2016 first six months compared with $245,918,000 for the first six months of 2015. The 2016 first six months experienced a net decrease in cash flows from changes in operating assets and liabilities of $10,273,000 compared with a net increase in the 2015 first six months of $3,081,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 5, 2016, $273,600,000 under its Revolving Credit Facility and no availability under its Credit Line.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2016. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 12, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $18,061,000 at June 30, 2016, including $4,393,000 in letters of credit and $13,668,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion of legal proceedings in Note 12 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report is incorporated by reference into this Item 1.

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
Dated: August 8, 2016