Form 10-Q
period 2016-09-30
KIRBY CORP
filed 2016-11-03
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 2, 2016 was 53,855,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
	($ in thousands)
Current assets:
Cash and cash equivalents	$5,381	$5,885
Accounts receivable:
Trade – less allowance for doubtful accounts	250,362	290,931
Other	76,728	102,443
Inventories – net	179,110	184,511
Prepaid expenses and other current assets	55,902	45,283
Deferred income taxes	11,263	11,723

Total current assets	578,746	640,776

Property and equipment	4,304,269	4,059,763
Less accumulated depreciation	(1,385,354)	(1,280,783)

Property and equipment – net	2,918,915	2,778,980

Goodwill	587,703	586,718
Other assets	138,463	145,807

Total assets	$4,223,827	$4,152,281

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2016	December 31, 2015
	($ in thousands)
Current liabilities:
Income taxes payable	$126	$3,564
Accounts payable	117,942	132,799
Accrued liabilities	164,277	184,254
Deferred revenues	35,220	41,300

Total current liabilities	317,565	361,917

Long-term debt – less current portion	726,004	774,849
Deferred income taxes	714,515	669,808
Other long-term liabilities	78,994	66,511

Total long-term liabilities	1,519,513	1,511,168

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	430,479	434,783
Accumulated other comprehensive income – net	(46,451)	(44,686)
Retained earnings	2,309,881	2,200,830
Treasury stock – at cost, 5,921,000 at September 30, 2016 and 6,056,000 at December 31, 2015	(320,364)	(328,094)
Total Kirby stockholders’ equity	2,379,523	2,268,811
Noncontrolling interests	7,226	10,385
Total equity	2,386,749	2,279,196

Total liabilities and equity	$4,223,827	$4,152,281

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$359,031	$418,343	$1,115,677	$1,263,301
Diesel engine services	75,677	114,222	219,346	400,093
Total revenues	434,708	532,565	1,335,023	1,663,394

Costs and expenses:
Costs of sales and operating expenses	282,168	333,115	847,975	1,061,641
Selling, general and administrative	40,645	48,759	133,948	148,968
Taxes, other than on income	5,445	5,482	16,317	15,405
Depreciation and amortization	50,142	49,759	148,427	142,350
Loss (gain) on disposition of assets	122	400	(39)	(1,246)
Total costs and expenses	378,522	437,515	1,146,628	1,367,118

Operating income	56,186	95,050	188,395	296,276
Other income (expense)	(120)	22	194	(221)
Interest expense	(4,507)	(4,449)	(13,213)	(14,458)

Earnings before taxes on income	51,559	90,623	175,376	281,597
Provision for taxes on income	(19,206)	(33,512)	(65,430)	(104,699)

Net earnings	32,353	57,111	109,946	176,898
Less: Net earnings attributable to noncontrolling interests	(343)	(268)	(895)	(902)

Net earnings attributable to Kirby	$32,010	$56,843	$109,051	$175,996

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.59	$1.04	$2.03	$3.18
Diluted	$0.59	$1.04	$2.02	$3.17

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	($ in thousands)

Net earnings	$32,353	$57,111	$109,946	$176,898
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	735	1,074	(1,765)	4,640
Foreign currency translation adjustments	—	49	—	81
Total other comprehensive income (loss), net of taxes	735	1,123	(1,765)	4,721

Total comprehensive income, net of taxes	33,088	58,234	108,181	181,619
Net earnings attributable to noncontrolling interests	(343)	(268)	(895)	(902)

Comprehensive income attributable to Kirby	$32,745	$57,966	$107,286	$180,717

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net earnings	$109,946		$176,898
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	148,427		142,350
Provision for deferred income taxes	46,264		19,722
Amortization of unearned share-based compensation	8,841		8,378
Amortization of major maintenance costs	14,210		17,160
Amortization of debt issuance costs	600		1,176
Other	(1,090)		844
Increase in cash flows resulting from changes in operating assets and liabilities, net	9,295		10,941
Net cash provided by operating activities	336,493		377,469

Cash flows from investing activities:
Capital expenditures	(169,305)		(265,202)
Acquisitions of businesses and marine equipment	(125,632)		(41,250)
Proceeds from disposition of assets	15,136		13,102
Net cash used in investing activities	(279,801)		(293,350)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(49,445)		192,398
Payments on long-term debt	─		(100,000)
Proceeds from exercise of stock options	321		3,712
Purchase of treasury stock	(1,827)		(202,155)
Acquisition of noncontrolling interest	(4,160)	─
Excess tax benefit from equity compensation plans	─		1,015
Other	(2,085)		(873)
Net cash used in financing activities	(57,196)		(105,903)
Decrease in cash and cash equivalents	(504)		(21,784)

Cash and cash equivalents, beginning of year	5,885		24,299
Cash and cash equivalents, end of period	$5,381		$2,515

Supplemental disclosures of cash flow information:
Interest paid	$18,930		$19,476
Income taxes paid	$14,901		$68,952
Capital expenditures included in accounts payable	$(2,296)	$	─
Fair value of property transferred in acquisition	$3,681	$	─

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) to create consistency in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted.   The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this guidance.

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

On June 30, 2016, the Company purchased an 80,000 barrel coastal tank barge from TD Equipment Finance, Inc. (“TD Equipment”) for $13,682,000 in cash. The Company had been leasing the barge from TD Equipment prior to its purchase.

Pro forma results of the acquisitions made in the 2016 first nine months have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)	INVENTORIES

The following table presents the details of inventories as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$173,942	$163,501
Work in process	5,168	21,010
	$179,110	$184,511

(5)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at September 30, 2016 and December 31, 2015 was $732,124,000 and $764,781,000, respectively, which differs from the carrying amounts of $726,004,000 and $774,849,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2016, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(6)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Compensation cost	$3,296	$3,127	$8,841	$8,378
Income tax benefit	$1,236	$1,161	$3,315	$3,125

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant.  Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years.  No performance awards payable in stock have been awarded under the plan. At September 30, 2016, 1,987,792 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2016:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2015	430,432	$71.01
Granted	186,706	$53.50
Forfeited	(16,017)	$80.17
Outstanding at September 30, 2016	601,121	$65.33

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$31.35 - $36.35	16,910	0.4	$32.82		16,910	$32.82
$46.74 - $51.23	212,335	5.0	$50.03		56,629	$46.74
$64.89 - $74.99	302,735	4.3	$70.29		202,309	$69.51
$93.64 - $96.85	33,987	4.3	$94.31		22,658	$94.31
$101.46 -$104.37	35,154	4.4	$102.60		23,436	$102.60
$31.35 -$104.37	601,121	4.5	$65.33	$3,071,000	321,942	$67.73	$1,369,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	311,727	$75.73
Granted	190,150	$53.55
Vested	(104,939)	$69.95
Forfeited	(19,393)	$76.04
Nonvested balance at September 30, 2016	377,545	$66.15

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2016, 522,457 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2016:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	220,429	$64.37
Exercised	(9,000)	$35.72
Forfeited	(6,000)	$99.52
Outstanding at September 30, 2016	205,429	$64.60

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 - $36.82	21,000	1.1	$32.69		21,000	$32.69
$41.24 - $56.45	71,276	2.9	$52.34		71,276	$52.34
$61.89 - $62.48	41,153	5.0	$62.34		41,153	$62.34
$75.17 - $99.52	72,000	6.0	$87.35		72,000	$87.35
$29.60 - $99.52	205,429	4.2	$64.60	$1,321,000	205,429	$64.60	$1,321,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	1,791	$68.73
Granted	23,074	$64.89
Vested	(2,485)	$67.66
Nonvested balance at September 30, 2016	22,380	$64.89

The total intrinsic value of all stock options exercised under all of the Company’s plans was $266,000 and $2,555,000 for the nine months ended September 30, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $100,000 and $953,000 for the nine months ended September 30, 2016 and 2015, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $5,587,000 and $9,055,000 for the nine months ended September 30, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,095,000 and $3,378,000 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was $4,080,000 of unrecognized compensation cost related to nonvested stock options and $20,218,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.7 years and restricted stock over approximately 3.4 years. The total fair value of options vested was $2,495,000 and $2,194,000 during the nine months ended September 30, 2016 and 2015, respectively. The fair value of the restricted stock vested was $5,587,000 and $9,055,000 for the nine months ended September 30, 2016 and 2015, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $17.30 and $25.18, respectively. The fair value of the stock options granted during the nine months ended September 30, 2016 and 2015 was $3,231,000 and $2,893,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
	2016	2015
Dividend yield	None	None
Average risk-free interest rate	1.5%	1.3%
Stock price volatility	30%	33%
Estimated option term	Six years	Six years

(7)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,193	$(455)	$738	$1,740	$(668)	$1,072
Actuarial gains (losses)	(2)	(1)	(3)	2	—	2
Foreign currency translation adjustments	—	—	—	49	—	49
Total	$1,191	$(456)	$735	$1,791	$(668)	$1,123

	Nine months ended September 30,
	2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$3,575	$(1,367)	$2,208	$5,226	$(2,000)	$3,226
Actuarial gains (losses)	(6,437)	2,464	(3,973)	2,295	(881)	1,414
Foreign currency translation adjustments	—	—	—	81	—	81
Total	$(2,862)	$1,097	$(1,765)	$7,602	$(2,881)	$4,721

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 11 – Retirement Plans)

(8)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $7,171,000 and $17,722,000 for the three months and nine months ending September 30, 2016, respectively, and $7,032,000 and $20,322,000 for the three months and nine months ending September 30, 2015, respectively, have been eliminated from the tables below.  The related intersegment profit of $717,000 and $1,772,000 for the three months and nine months ending September 30, 2016, respectively, and $703,000 and $2,032,000 for the three months and nine months ending September 30, 2015, respectively, have also been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2016 and 2015 and total assets as of September 30, 2016 and December 31, 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Marine transportation	$359,031	$418,343	$1,115,677	$1,263,301
Diesel engine services	75,677	114,222	219,346	400,093
	$434,708	$532,565	$1,335,023	$1,663,394
Segment profit (loss):
Marine transportation	$55,460	$93,650	$197,981	$286,930
Diesel engine services	4,634	5,611	1,860	19,385
Other	(8,535)	(8,638)	(24,465)	(24,718)
	$51,559	$90,623	$175,376	$281,597

	September 30, 2016	December 31, 2015
Total assets:
Marine transportation	$3,571,510	$3,451,553
Diesel engine services	592,354	637,549
Other	59,963	63,179
	$4,223,827	$4,152,281

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

General corporate expenses	$(3,786)	$(3,811)	$(11,485)	$(11,285)
Gain (loss) on disposition of assets	(122)	(400)	39	1,246
Interest expense	(4,507)	(4,449)	(13,213)	(14,458)
Other income (expense)	(120)	22	194	(221)
	$(8,535)	$(8,638)	$(24,465)	$(24,718)

The following table presents the details of “Other” total assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
General corporate assets	$57,453	$61,089
Investment in affiliates	2,510	2,090
	$59.963	$63,179

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Earnings before taxes on income – United States	$51,559	$90,623	$175,376	$281,597
Provision for taxes on income:
Federal:
Current	$1,190	$24,671	$14,281	$75,937
Deferred	16,582	6,221	46,264	20,622
State and local	1,434	2,620	4,885	8,140
	$19,206	$33,512	$65,430	$104,699

(10)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net earnings attributable to Kirby	$32,010	$56,843	$109,051	$175,996
Undistributed earnings allocated to restricted shares	(239)	(347)	(766)	(1,044)
Income available to Kirby common stockholders - basic	31,771	56,496	108,285	174,952
Undistributed earnings allocated to restricted shares	239	347	766	1,044
Undistributed earnings reallocated to restricted shares	(238)	(347)	(765)	(1,042)
Income available to Kirby common stockholders - diluted	$31,772	$56,496	$108,286	$174,954

Shares outstanding:
Weighted average common stock issued and outstanding	53,856	54,721	53,827	55,414
Weighted average unvested restricted stock	(401)	(335)	(378)	(329)
Weighted average common stock outstanding - basic	53,455	54,386	53,449	55,085
Dilutive effect of stock options	46	86	54	108
Weighted average common stock outstanding - diluted	53,501	54,472	53,503	55,193

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.59	$1.04	$2.03	$3.18
Diluted	$0.59	$1.04	$2.02	$3.17

Certain outstanding options to purchase approximately 520,000 and 227,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2016 and 2015, respectively, as such stock options would have been antidilutive.

(11)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company expects to make a contribution of up to $25,000,000 to its pension plan prior to December 31, 2016 to fund its 2016 pension plan obligations. As of September 30, 2016, no 2016 year contributions have been made.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$3,351	$3,673	$—	$—
Interest cost	3,531	3,327	16	16
Expected return on plan assets	(4,202)	(4,481)	—	—
Amortization of actuarial loss	1,372	1,932	7	7
Net periodic benefit cost	$4,052	$4,451	$23	$23

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$10,053	$11,020	$—	$—
Interest cost	10,594	9,983	49	48
Expected return on plan assets	(12,606)	(13,449)	—	—
Amortization of actuarial loss	4,115	5,799	20	21
Net periodic benefit cost	$12,156	$13,353	$69	$69

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	7	9	22	27
Amortization of actuarial gain	(186)	(199)	(560)	(594)
Net periodic benefit cost	$(179)	$(190)	$(538)	$(567)

(12)	CONTINGENCIES

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia.  The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water.  The Company has undertaken its responsibilities to salvage and cleanup.  The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board are also investigating the cause of the incident. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability. The Company believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident.

On March 22, 2014, two tank barges and a towboat (the M/V Miss Susan), owned by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. The USCG and the NTSB named the Company and the Captain of the M/V Miss Susan, as well as the owner and the pilot of the M/S Summer Wind, as parties of interest in their investigation as to the cause of the incident. Sea Galaxy Ltd is the owner of the M/S Summer Wind. The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees.

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence.  Multiple parties filed claims in limitation seeking various damages under the Oil Pollution Act of 1990 (“OPA”), including claims for business interruption, loss of profit and loss of use of natural resources (OPA claimants).  On November 2, 2016, the Company, the M/S Summer Wind and its owners and the OPA claimants entered into a settlement agreement pursuant to which the parties have resolved their respective claims against one another.  The Company has adequate insurance for its share of the settlement payment.

The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act.  The Company is processing claims that have not been filed in the limitation matter that are properly presented, documented and recoverable under OPA.

On September 13, 2016, the Company entered into a Consent Decree with the Department of Justice (“DOJ”) to settle civil penalty provisions under Section 311(b) of the Clean Water Act involving the discharge of intermediate fuel oil as a result of the collision between the tank barge and the M/S Summer Wind. Under the Consent Decree, the Company agreed to pay a civil penalty of $4,900,000 and undertake certain actions relating to navigation procedures. On September 27, 2016, the DOJ filed the proposed Consent Decree with the U.S. District Court for the Southern District of Texas along with an Original Complaint setting out the allegations that the Company is civilly liable for violation of Section 311(b) of the Clean Water Act. The proposed Consent Decree will become final after a thirty day comment period and judicial approval. The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $14,162,000 at September 30, 2016, including $4,057,000 in letters of credit and $10,105,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(13)	SUBSEQUENT EVENT

On October 11, 2016, the Company purchased certain assets of Valley Power Systems, Inc. and Valley Power Systems Northwest, Inc. (collectively “VPS”) for $11,440,000 in cash.   The assets purchased are mainly related to the Electro-Motive Diesel (“EMD”) engine supply and repair business of VPS and include an EMD distributor agreement to sell engines in nine western states.  The Company has not completed the final purchase price allocation at this time.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Weighted average number of common stock - diluted	53,501	54,472	53,503	55,193

The decrease in the weighted average number of common shares for the 2016 third quarter and first nine months compared with the 2015 third quarter and first nine months primarily reflected common stock repurchases in the 2015 first quarter through the 2016 first quarter, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2016, the Company operated a fleet of 881 inland tank barges with 17.9 million barrels of capacity, and operated an average of 227 inland towboats during the 2016 third quarter. The Company’s coastal fleet consisted of 68 tank barges with 6.0 million barrels of capacity and 80 coastal tugboats. The Company also operates six offshore dry-bulk barge and tugboat units transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For the 2016 third quarter, net earnings attributable to Kirby were $32,010,000, or $0.59 per share, on revenues of $434,708,000, compared with 2015 third quarter net earnings attributable to Kirby of $56,843,000, or $1.04 per share, on revenues of $532,565,000. For the 2016 first nine months, net earnings attributable to Kirby were $109,051,000, or $2.02 per share, on revenues of $1,335,023,000, compared with 2015 first nine months net earnings attributable to Kirby of $175,996,000, or $3.17 per share, on revenues of $1,663,394,000. The 2016 first quarter and first nine months results included $5,605,000 before taxes, or $.06 per share, of severance charges. The severance charges were a result of a reduction in force across the marine transportation and diesel engine services businesses and corporate staff in order to reduce costs in light of challenging market conditions. The 2015 first quarter, third quarter and first nine months included $1,225,000, $702,000 and $1,927,000, respectively, of severance charges which were mainly reflected in the diesel engine services results. Also, the 2015 first quarter and first nine months results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment.

Marine Transportation

For the 2016 third quarter and first nine months, the Company’s marine transportation segment generated 83% and 84%, respectively, of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business generally mirrors the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2016 third quarter and first nine months decreased 14% and 12%, respectively, compared with the 2015 third quarter and first nine months. The decreases were primarily due to lower inland marine transportation term and spot contract pricing, lower inland and coastal equipment utilization, a decline in the average cost of marine diesel fuel which is largely passed through to the customer, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the Seacor tank barges acquired in April 2016. The segment’s operating income for the 2016 third quarter and first nine months decreased 41% and 31%, respectively, compared with the 2015 third quarter and first nine months. The decreases were primarily due to lower inland and coastal equipment utilization, lower inland term and spot contract pricing, increased idle time and voyage costs for coastal vessels and higher depreciation expense, partially offset by savings from a reduction in force earlier in the year and during 2015, and a reduction in the average number of towboats operated.  The 2016 first nine months marine transportation results also included $3,792,000 of severance charges in the 2016 first quarter. For the 2016 and 2015 third quarters, the inland tank barge fleet contributed 66% and 68%, respectively, and the coastal fleet contributed 34% and 32%, respectively, of marine transportation revenues.  For the 2016 and 2015 first nine months, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet contributed 33% and 32%, respectively, of marine transportation revenues.

The tank barge utilization levels of the Company’s inland marine transportation markets declined in the 2016 third quarter to the low-to-mid 80% range compared to the high 80% to low 90% range for the 2016 second quarter and the 90% to 95% range for the 2016 first quarter and the 2015 third quarter and first nine months.  The decline in utilization from the 2016 first quarter to 2016 second quarter was largely attributable to a shortened spring season for agricultural chemical products and soft demand for transportation of refined petroleum products which was largely related to high inventory levels.  The decline in utilization from the 2016 second quarter to the 2016 third quarter was mainly due to high refined petroleum product inventory levels, as well as overall softer utilization levels that are common in mid-summer as operating conditions improve.  Demand for barges moving black oil was weaker during the 2016 third quarter compared to demand during the 2016 second quarter and the 2015 third quarter.  Demand for petrochemicals in the 2016 third quarter was stable, aside from the negative impact of plant maintenance turnarounds, with favorable demand for certain upriver petrochemical movements.  Seasonal demand for agricultural chemicals was strong.  In addition, demand for refined petroleum product and black oil movements temporarily increased following a series of customer supply chain disruptions late in the 2016 third quarter.  During the 2016 third quarter, operating conditions were seasonally normal, although there was significant flooding in Louisiana that caused some disruptions in the Gulf Intracoastal Waterway for a short period.

Coastal tank barge utilization levels declined slightly to the low-to-mid 80% range during the 2016 third quarter compared to the mid 80% level during the 2016 second quarter and the high 80% to low 90% range in the 2016 first quarter and compared to utilization levels of 90% to 95% in the 2015 third quarter and first nine months. The Company’s coastal marine transportation markets reflected stable demand for the transportation of black oil, petrochemicals and dry products in the 2016 third quarter and first nine months. Demand for the transportation of refined petroleum products declined, primarily as a result of weak distillate and gasoline demand in the Northeast.

During the 2016 and 2015 third quarters and first nine months, approximately 80% of inland marine transportation revenues were under term contracts and 20% were spot contract revenues. Inland time charters during the 2016 third quarter and first nine months represented 52% and 53%, respectively, of the revenues under term contracts compared with 55% and 56% in the 2015 third quarter and first nine months, respectively.

During the 2016 third quarter and first nine months, approximately 80% of coastal marine transportation revenues were under term contracts and 20% were spot contract revenues. For the 2015 third quarter and first nine months, approximately 80% and 85%, respectively, of marine transportation’s coastal revenues were under term contracts and approximately 20% and 15%, respectively, were under spot contracts.  The 2016 first nine months decrease in term contract revenues reflected the continued trend of non-renewal of certain term contracts which put increased equipment in the spot contract market.  However, the coastal revenues reflected the new 185,000 barrel articulated tank barge and tugboat unit (“ATB”) placed in service in the 2015 fourth quarter under a long-term contract. The second new 185,000 barrel ATB was placed in service in June 2016, also under a long-term contract. Coastal time charters represented approximately 90% of the revenues under term contracts during the 2016 and 2015 third quarters and first nine months.

Rates on inland term contracts renewed in the 2016 third quarter and first nine months decreased in the 5% to 9% average range compared with term contracts renewed in the 2015 third quarter and first nine months. Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and at or below term contract pricing during the 2016 second and third quarters. Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2016 third quarter and first nine months were essentially flat when compared with term contracts renewed in the 2015 third quarter and first nine months. Spot contract rates remained above term contract rates during the 2016 first quarter, fluctuated around term contract rates during the 2016 second quarter and fell below term contract rates during the 2016 third quarter.

The marine transportation operating margin was 15.4% for the 2016 third quarter compared with 22.4% for the 2015 third quarter and 17.7% for the 2016 first nine months compared with 22.7% for the 2015 first nine months.

Diesel Engine Services

For the 2016 third quarter and first nine months, the diesel engine services segment generated 17% and 16%, respectively, of the Company’s revenues. For the 2016 third quarter and first nine months, 60% and 63% of the diesel engine services segment revenues were generated from overhauls and service and 40% and 37% from direct parts sales, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for the 2016 third quarter and first nine months decreased 34% and 45%, respectively, and operating income decreased 17% and 90%, respectively, when compared with the third quarter and first nine months of 2015. The lower revenues in the 2016 third quarter and first nine months compared to the 2015 third quarter and first nine months were primarily attributable to the lack of demand for the manufacture of pressure pumping units and other oilfield service equipment and for the sale and distribution of engines, transmissions and parts due to the impact of the decline in the price of crude oil and decreased drilling activity. The 2016 third quarter saw an increase in activity for the remanufacturing and servicing of pressure pumping units. The marine diesel engine services market remained at depressed levels, primarily due to continued weakness in the Gulf of Mexico oilfield services market. In addition, customers continued to defer major maintenance projects in many regions of the marine diesel engine services market largely due to the weaker barge market and, to a lesser extent, the general economy. However, during the 2016 third quarter, the Midwest marine markets reflected an improvement.  The power generation market was relatively strong during the 2016 third quarter and first nine months, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers. The diesel engine services results for the 2016 and 2015 first quarters included $1,436,000 and $1,111,000, respectively, of severance charges in response to the reduced activity in both the marine and land-based markets.

The diesel engine services operating margin for the 2016 third quarter was 6.1% compared with 4.9% for the 2015 third quarter. For the 2016 first nine months, the operating margin was 0.8% compared with 4.8% for the first nine months of 2015.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2016 first nine months, with net cash provided by operating activities of $336,493,000 compared with $377,469,000 of net cash provided by operating activities for the 2015 first nine months. The 11% decrease was primarily from a $66,952,000 decrease in net earnings and a $2,950,000 decrease in the amortization of major maintenance costs, partially offset by a $26,542,000 increase in the provision for deferred income taxes and a $6,077,000 increase in depreciation and amortization expense. In addition, during the 2016 and 2015 first nine months, the Company generated cash of $321,000 and $3,712,000, respectively, of proceeds from the exercise of stock options and $15,136,000 and $13,102,000, respectively, of proceeds from the disposition of assets.

For the 2016 first nine months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $169,305,000, including $5,640,000 for inland tank barge and towboat construction, $14,631,000 in final costs for the construction of two 185,000 barrel coastal ATBs, one placed in service in late 2015 and the second in June 2016, $56,318,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the fourth quarter of 2016 and one in the 2017 first half, $4,847,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $2,504,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $85,365,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities. The Company’s debt-to-capitalization ratio decreased to 23.3% at September 30, 2016 compared 25.4% at December 31, 2015. As of September 30, 2016, the Company had $229,387,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding, offset by $3,385,000 in unamortized debt issuance costs.

During the 2016 first nine months, the Company took delivery of three new inland tank barges with a total capacity of approximately 83,000 barrels, acquired 27 inland tank barges from Seacor with a total capacity of approximately 807,000 barrels, transferred one tank barge into the inland fleet from the coastal fleet with a capacity of 31,000 barrels, returned four leased inland tank barges and retired 44 inland tank barges, reducing its capacity by approximately 942,000 barrels. The net result was a reduction of 17 inland tank barges and approximately 21,000 barrels of capacity during the first nine months of 2016.

The Company projects that capital expenditures for 2016 will be in the $230,000,000 to $250,000,000 range. The 2016 construction program will consist of seven inland tank barges with a total capacity of 197,000 barrels, three of which were completed in the 2016 first quarter, two of which are scheduled to be completed in the 2016 fourth quarter and two in early 2017, progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the 2016 fourth quarter and one in the 2017 first half, and progress payments on the construction of two 4900 horsepower coastal tugboats and a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges will be approximately $10,000,000, 2016 progress payments on the construction of two 185,000 barrel coastal ATBs and two 155,000 barrel coastal ATBs will be approximately $85,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the 35,000 barrel coastal petrochemical tank barge will be approximately $15,000,000. The balance of approximately $120,000,000 to $140,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Reduced crude oil volumes to be moved by tank barge due to additional pipelines coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate, has resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity has placed inland tank barge rates under some pressure. The Company’s inland term contract rates that renewed in the 2016 third quarter and first nine months decreased in the 5% to 9% average range compared with term contract rates renewed in the 2015 third quarter and first nine months. Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and were at or below term contract rates for the 2016 second and third quarters. As a result, the Company remains cautious with regard to 2016 fourth quarter pricing expectations for the inland marine transportation markets and expects continued modest pricing pressure with utilization in the low-to-mid 80% range. Future tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the reopening of idled facilities could offset possible further declines in crude oil and natural gas condensate transportation movements.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes has increased available capacity and has resulted in some reluctance among certain customers to extend term contracts which has led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry have added new coastal tank barge capacity during 2015 and the 2016 first nine months, with additional new capacity coming on-line in 2017 and 2018. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity. For the 2016 fourth quarter, the Company expects tank barge utilization for the coastal markets to remain in the low-to-mid 80% range.

As of September 30, 2016, the Company estimated there were approximately 3,900 inland tank barges in the industry fleet, of which approximately 600 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2016. The Company estimates approximately 100 tank barges were ordered during 2015 and 2016 for delivery throughout 2016, of which five were for the Company, significantly less than the 260 new inland tank barges placed in service during 2015, 36 of which were for the Company. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of September 30, 2016, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 35 of those were over 30 years old. In 2014 and 2015, the Company placed orders for the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the 2016 fourth quarter and one in the 2017 first half, one 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and two 4900 horsepower coastal tugboats. The Company is also aware of 19 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors, of which eight were delivered in the first nine months of 2016 and the remaining 11 are for delivery in 2017 and 2018.

In the diesel engine services segment, with the current crude oil environment and corresponding announced capital spending reductions by oilfield service companies and oil and gas operators and producers, inbound orders during the 2016 first nine months for the manufacturing of pressure pumping units and other oilfield service equipment have essentially stopped. However, the 2016 third quarter saw an increase in activity for the remanufacturing and servicing of pressure pumping units. The distribution portion of the land-based market, including engine, transmission and parts sales and service, remains at weaker levels. The Company took aggressive measures in 2015 and the 2016 first quarter to reduce costs, including reducing the staffing level in the land-based manufacturing area. The Company anticipates its land-based market to remain challenging for the 2016 fourth quarter as a more meaningful recovery in the land-based market is not likely until 2017, when customer inventories for parts, transmissions and engines are depleted and oilfield service activity accelerates, which may necessitate new orders for products, parts and service.

For the marine diesel engine services market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market.  For the power generation market and other marine markets in the 2016 fourth quarter, the Company anticipates a normal fourth quarter seasonal decline.

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

On June 30, 2016, the Company purchased an 80,000 barrel coastal tank barge from TD Equipment for $13,682,000 in cash. The Company had been leasing the barge from TD Equipment prior to its purchase. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On October 11, 2016, the Company purchased certain assets of VPS for $11,440,000 in cash.   The assets purchased are mainly related to the EMD engine supply and repair business of VPS and include an EMD distributor agreement to sell engines in nine western states.  Financing of the acquisition was through borrowings under the Company’s revolving credit facility.

Results of Operations

The Company reported 2016 third quarter net earnings attributable to Kirby of $32,010,000, or $0.59 per share, on revenues of $434,708,000, compared with 2015 third quarter net earnings attributable to Kirby of $56,843,000, or $1.04 per share, on revenues of $532,565,000. Net earnings attributable to Kirby for the 2016 first nine months were $109,051,000, or $2.02 per share, on revenues of $1,335,023,000, compared with $175,996,000, or $3.17 per share, on revenues of $1,663,394,000 for the 2015 first nine months. The 2016 first quarter and first nine months results included $5,605,000 before taxes, or $.06 per share, of severance charges which were reflected in the marine transportation and diesel engine businesses and corporate staff in order to reduce costs in light of challenging market conditions. The 2015 first quarter, third quarter and first nine months included $1,225,000, $702,000 and $1,927,000, respectively, of severance charges which were mainly reflected in the diesel engine services results. Also, the 2015 first quarter and first nine months results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2016 third quarter compared with the third quarter of 2015, the first nine months of 2016 compared with the first nine months of 2015 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	%	2015	%	2016	%	2015	%
Marine transportation	$359,031	83%	$418,343	79%	$1,115,677	84%	$1,263,301	76%
Diesel engine services	75,677	17	114,222	21	219,346	16	400,093	24
	$434,708	100%	$532,565	100%	$1,335,023	100%	$1,663,394	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2016, the Company operated 881 inland tank barges, including 35 leased barges, with a total capacity of 17.9 million barrels. This compares with 899 inland tank barges operated as of September 30, 2015, including 31 leased barges, with a total capacity of 17.9 million barrels. The Company operated an average of 227 inland towboats during the 2016 third quarter, of which an average of 69 were chartered, compared with 246 during the 2015 third quarter, of which an average of 76 were chartered. The Company’s coastal tank barge fleet as of September 30, 2016 consisted of 68 tank barges, seven of which were leased, with 6.0 million barrels of capacity, and 80 tugboats, six of which were chartered. This compares with 69 coastal tank barges operated as of September 30, 2015, eight of which were leased, with 5.9 million barrels of capacity, and 73 tugboats, six of which were chartered. As of September 30, 2016 and 2015, the Company operated six offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge, as well as a 51% interest in a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2016 compared with the three months and nine months ended September 30, 2015 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Marine transportation revenues	$359,031	$418,343	(14)%	$1,115,677	$1,263,301	(12)%

Costs and expenses:
Costs of sales and operating expenses	226,543	245,910	(8)	681,887	746,778	(9)
Selling, general and administrative	26,089	28,264	(8)	85,386	85,657	─
Taxes, other than on income	4,880	4,846	1	14,671	13,793	6
Depreciation and amortization	46,059	45,673	1	135,752	130,143	4
	303,571	324,693	(7)	917,696	976,371	(6)
Operating income	$55,460	$93,650	(41)%	$197,981	$286,930	(31)%
Operating margins	15.4%	22.4%		17.7%	22.7%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2016 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2016 Third Quarter Revenue Distribution	2016 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	25%	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	23%	23%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2016 third quarter and first nine months decreased 14% and 12%, respectively, compared with the 2015 third quarter and first nine months, primarily due to lower inland marine transportation term and spot contract pricing, lower inland and coastal equipment utilization, a decline in the average cost of marine diesel fuel for the 2016 third quarter and first nine months of 17% and 30%, respectively, which is largely passed through to the customer, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the Seacor tank barges acquired in April 2016.  For the 2016 and 2015 third quarters, the inland tank barge fleet contributed 66% and 68%, respectively, and the coastal fleet contributed 34% and 32%, respectively, of marine transportation revenues.  For the 2016 and 2015 first nine months, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet contributed 33% and 32%, respectively, of marine transportation revenues. The Company’s inland marine transportation fleet tank barge utilization levels declined in the 2016 third quarter to the low-to-mid 80% range compared to the high 80% to low 90% range for the 2016 second quarter and the 90% to 95% range for the 2016 first quarter and the 2015 third quarter and first nine months.  The decline in utilization from the 2016 first quarter to 2016 second quarter was largely attributable to a shortened spring season for agricultural chemical products and soft demand for transportation of refined petroleum products, which was largely related to high inventory levels.  The decline in utilization from the 2016 second quarter to the 2016 third quarter was mainly due to high refined petroleum product inventory levels, as well as overall softer utilization levels that are common in mid-summer as operating conditions improve.  The utilization levels for the coastal marine transportation markets declined slightly to the low-to-mid 80% range during the 2016 third quarter compared to the mid 80% level during the 2016 second quarter and the high 80% to low 90% range in the 2016 first quarter and compared to utilization levels of 90% to 95% in the 2015 third quarter and first nine months.

The petrochemical market, the Company’s largest market, contributed 49% of marine transportation revenues for the 2016 third quarter and first nine months, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, aside from the negative impact of plant maintenance turnarounds.  Also, demand for movements of certain upriver petrochemicals was strong in the 2016 third quarter.  Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 25% of marine transportation revenues for the 2016 third quarter and first nine months, respectively, reflected lower fleet utilization due to commodity price volatility. During the 2016 third quarter, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at significantly reduced levels compared with the 2015 third quarter and first nine months.

The refined petroleum products market, which contributed 23% of marine transportation revenues for the 2016 third quarter and first nine months, respectively, reflected increased volumes in the inland market as a result of the Seacor acquisition in April 2016, partially offset by soft demand in the coastal market, primarily a result of weak distillate and gasoline demand in the Northeast.

The agricultural chemicals market, which contributed 3% of marine transportation revenues for the 2016 third quarter and first nine months, saw typical seasonal demand for transportation of both domestically produced and imported products during the first and third quarters and a decline in demand in the second quarter, primarily due to a shortened spring season.

For the third quarter of 2016, the inland operations incurred 929 delay days, 35% less than the 1,431 delay days that occurred during the 2015 third quarter and 54% less than the 2,035 delay days that occurred during the 2016 second quarter. For the first nine months of 2016, 5,200 delay days occurred, 12% less than the 5,885 delay days that occurred during the 2015 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. During the 2016 third quarter, operating conditions were seasonally normal, although there was significant flooding in Louisiana that caused some disruptions in the Gulf Intracoastal Waterway for a short period.

During the 2016 and 2015 third quarters and first nine months, approximately 80% of inland marine transportation revenues were under term contracts and 20% were spot contract revenues. Inland time charters during the 2016 third quarter and first nine months represented 52% and 53%, respectively, of the revenues under term contracts compared with 55% and 56% in the 2015 third quarter and first nine months, respectively.

During the 2016 third quarter and first nine months, approximately 80% of coastal revenues were under term contracts and 20% were spot contract revenues. For the 2015 third quarter and first nine months, approximately 80% and 85%, respectively, of marine transportation’s coastal revenues were under term contracts and approximately 20% and 15%, respectively, were under spot contracts.  The 2016 first nine months decrease in term contract revenues reflected the continued trend of non-renewal of certain term contracts which put increased equipment in the spot contract market, leading to increased idle time. However, the coastal revenues reflected the new 185,000 barrel ATB placed in service in the 2015 fourth quarter under a long-term contract.  The second new 185,000 barrel ATB was placed in service in June 2016, also under a long-term contract.  Coastal time charters represented approximately 90% of the revenues under term contracts during the 2016 and 2015 third quarters and first nine months.

Rates on inland term contracts renewed in the 2016 third quarter and first nine months decreased in the 5% to 9% average range compared with term contracts renewed in the 2015 third quarter and first nine months. Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and at or below term contract pricing during the 2016 second and third quarters. Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in the 2016 third quarter and first nine months were essentially flat when compared with term contracts renewed in the 2015 third quarter and first nine months. Spot contract rates remained above term contract rates during the 2016 first quarter, fluctuated around term contract rates during the 2016 second quarter and fell below term contract rates during the 2016 third quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2016 third quarter and first nine months decreased 7% and 6%, respectively, compared with the 2015 third quarter and first nine months. Costs of sales and operating expenses for the 2016 third quarter and first nine months decreased 8% and 9%, respectively, compared with the third quarter and first nine months of 2015, primarily reflecting lower business activity levels, lower fuel costs due to the decline in the price of diesel fuel and fewer inland towboats operated.

The inland marine transportation fleet operated an average of 227 towboats during the 2016 third quarter, of which an average of 69 towboats were chartered, compared with 246 during the 2015 third quarter, of which an average of 76 towboats were chartered. During the 2016 first nine months, the inland operations operated an average of 236 towboats, of which an average of 78 towboats were chartered, compared with 249 towboats operated during the 2015 first nine months, of which an average of 79 were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice and high water conditions that occurred in the 2016 first quarter, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2016 third quarter, the inland operations consumed 9.8 million gallons of diesel fuel compared to 10.8 million gallons consumed during the 2015 third quarter. The average price per gallon of diesel fuel consumed during the 2016 third quarter was $1.59 compared with $1.91 for the 2015 third quarter. For the 2016 first nine months, the inland operations consumed 29.8 million gallons of diesel fuel compared to 32.6 million gallons consumed during the 2015 first nine months. The average price per gallon of diesel fuel consumed during the 2016 first nine months was $1.40 compared with $2.00 for the 2015 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Taxes, other than on income, for the 2016 third quarter and first nine months increased 1% and 6%, respectively, compared with the 2015 third quarter and first nine months.  The increase for the 2016 first nine months over the 2015 first nine months was mainly due to an increase in the inland waterways user tax rate effective April 1, 2015.

Selling, general and administrative expenses for the 2016 third quarter decreased 8% compared with the 2015 third quarter and were flat for the 2016 first nine months compared to the 2015 first nine months, primarily a reflection of a $3,792,000 severance charge in the 2016 first quarter and the resulting cost savings in the 2016 second and third quarters, partially offset by salary increases effective August 1, 2016.

Depreciation and amortization for the 2016 third quarter and first nine months increased 1% and 4%, respectively, compared with the 2015 third quarter and first nine months. The increases were primarily attributable to the Seacor acquisition and increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as a coastal 185,000 barrel ATB placed in service in the fourth quarter of 2015 and a second coastal 185,000 barrel ATB placed in service in the second quarter of 2016.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2016 third quarter and first nine months decreased 41% and 31%, respectively, compared with the 2015 third quarter and first nine months. The operating margin was 15.4% for the 2016 third quarter compared with 22.4% for the 2015 third quarter. The operating margin for the 2016 first nine months was 17.7% compared with 22.7% for the 2015 first nine months. The results primarily reflected lower inland marine transportation term and spot contract pricing, lower inland utilization levels, an increase in the number of coastal vessels operating in the spot market which led to increased idle time and voyage costs, higher depreciation expense and the 2016 first quarter severance charge of $3,792,000.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2016 compared with the three months and nine months ended September 30, 2015 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Diesel engine services revenues	$75,677	$114,222	(34)%	$219,346	$400,093	(45)%

Costs and expenses:
Costs of sales and operating expenses	55,625	87,205	(36)	166,088	314,863	(47)
Selling, general and administrative	11,709	17,692	(34)	40,018	55,027	(27)
Taxes, other than on income	554	624	(11)	1,607	1,571	2
Depreciation and amortization	3,155	3,090	2	9,773	9,247	6
	71,043	108,611	(35)	217,486	380,708	(43)
Operating income	$4,634	$5,611	(17)%	$1,860	$19,385	(90)%
Operating margins	6.1%	4.9%		0.8%	4.8%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2016 third quarter and first nine months and the customers for each market:

Markets Serviced	2016 Third Quarter Revenue Distribution	2016 Nine Months Revenue Distribution	Customers
Land-Based	54%	43%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On- Highway Transportation

Marine	32%	40%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	14%	17%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2016 third quarter and first nine months decreased 34% and 45%, respectively, compared with the 2015 third quarter and first nine months, primarily due to the lack of demand for the manufacture of pressure pumping units and other oilfield service equipment and for the sale and distribution of engines, transmissions and parts due to the impact of the decline in the price of crude oil and decreased drilling activity. The 2016 third quarter saw an increase in activity for the remanufacturing and servicing of pressure pumping units. The marine diesel engine services market remained at depressed levels, primarily due to continued weakness in the Gulf of Mexico oilfield services market. In addition, customers continued to defer major maintenance projects in many regions of the marine diesel engine services market largely due to the weaker barge market and, to a lesser extent, the general economy. However, during the 2016 third quarter, the Midwest marine markets reflected an improvement.  The power generation market was relatively strong during the 2016 third quarter and first nine months, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2016 third quarter and first nine months decreased 35% and 43%, respectively, compared with the 2015 third quarter and first nine months. Costs of sales and operating expenses for the 2016 third quarter and first nine months decreased 36% and 47%, respectively, compared with the third quarter and first nine months of 2015 reflecting a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured and remanufactured and a decline in the sale and service of land-based engines, transmissions and parts. The 2016 first quarter, the 2015 first quarter and the 2015 third quarter selling, general and administrative expenses included severance charges of $1,436,000, $1,111,000 and $702,000, respectively, in response to the reduced activity in both the marine and land-based markets.

Diesel Engine Services Operating Income and Operating Margins

Operating income for the 2016 third quarter decreased 17% compared with the 2015 third quarter. For the 2016 first nine months, diesel engine services operating income decreased 90% compared with the 2015 first nine months. The operating margin for the 2016 third quarter was 6.1% compared with 4.9% for the 2015 third quarter and 0.8% for the 2016 first nine months compared with 4.8% for the 2015 first nine months. The results reflected continued weakness in the land-based market, the Gulf of Mexico marine oilfield services market and customer deferrals of major maintenance projects throughout the marine diesel engine services market.

General Corporate Expenses

General corporate expenses for the 2016 third quarter were $3,786,000, a 1% decrease compared with $3,811,000 for the third quarter of 2015. For the first nine months of 2016, general corporate expenses were $11,485,000, a 2% increase compared with $11,285,000 for the first nine months of 2015.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $122,000 for the 2016 third quarter compared with a net loss of $400,000 for the 2015 third quarter. For the 2016 first nine months, the Company reported a net gain on disposition of assets of $39,000 compared with a net gain of $1,246,000 for the first nine months of 2015. The net gains and losses were predominantly from the sale or retirement of marine equipment and, in the 2015 first quarter, the sale of the assets of a small diesel engine services product line.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2016 compared with the three months and nine months ended September 30, 2015 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Other income (expense)	$(120)	$22	─	$194	$(221)	─
Noncontrolling interests	$(343)	$(268)	28%	$(895)	$(902)	(1)%
Interest expense	$(4,507)	$(4,449)	1%	$(13,213)	$(14,458)	(9)%

Interest Expense

Interest expense for the 2016 third quarter increased 1% compared with the 2015 third quarter and decreased 9% for the 2016 first nine months compared with the 2015 first nine months.  During the 2016 and 2015 third quarters, the average debt and average interest rate (excluding capitalized interest) were $772,964,000 and 2.7%, and $804,400,000 and 2.6%, respectively. For the first nine months of 2016 and 2015, the average debt and average interest rate (excluding capitalized interest) were $756,425,000 and 2.7%, and $798,725,000 and 2.7%, respectively. Interest expense excludes capitalized interest for the 2016 and 2015 third quarters of $786,000 and $830,000, respectively, and for the 2016 and 2015 first nine months of $2,287,000 and $2,119,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2016 were $4,223,827,000 compared with $4,152,281,000 as of December 31, 2015. The following table sets forth the significant components of the balance sheet as of September 30, 2016 compared with December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015	% Change
Assets:
Current assets	$578,746	$640,776	(10)%
Property and equipment, net	2,918,915	2,778,980	5
Goodwill	587,703	586,718	─
Other assets	138,463	145,807	(5)
	$4,223,827	$4,152,281	2%
Liabilities and stockholders’ equity:
Current liabilities	$317,565	$361,917	(12)%
Long-term debt – less current portion	726,004	774,849	(6)
Deferred income taxes	714,515	669,808	7
Other long-term liabilities	78,994	66,511	19
Total equity	2,386,749	2,279,196	5
	$4,223,827	$4,152,281	2%

Current assets as of September 30, 2016 decreased 10% compared with December 31, 2015. Trade accounts receivable decreased 14%, primarily a reflection of the decrease in revenues for the 2016 third quarter compared with the fourth quarter of 2015. Other accounts receivable decreased 25%, primarily due to a decrease in insurance claims receivables and a decrease in income taxes receivable for income taxes overpaid in the 2015 fourth quarter. Prepaid expenses and other current assets increased 23% primarily due to an increase in prepaid fuel and prepaid insurance.

Property and equipment, net of accumulated depreciation, at September 30, 2016 increased 5% compared with December 31, 2015. The increase reflected $171,601,000 of capital expenditures for the 2016 first nine months, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in acquisitions of $126,192,000, less $142,114,000 of depreciation expense for the first nine months of 2016 and $15,468,000 of property disposals during the 2016 first nine months.

Other assets at September 30, 2016 decreased 5% compared with December 31, 2015 primarily due to amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for the 2016 first nine months.

Current liabilities as of September 30, 2016 decreased 12% compared with December 31, 2015. Accounts payable decreased 11%, primarily due to decreased business activity levels and decreased shipyard accruals. Accrued liabilities decreased 11%, primarily from payment during the 2016 first nine months of employee incentive compensation accrued during 2015 and a reduction of insurance claims payable, partially offset by the accrual of the Seacor acquisition holdback of $2,500,000. Deferred revenues decreased 15%, primarily reflecting decreased advanced billings in the coastal marine transportation market and in the diesel engine services power generation market.

Long-term debt, less current portion, as of September 30, 2016 decreased 6% compared with December 31, 2015, reflecting net payments of $49,445,000 on the revolving credit facility and credit line during the 2016 first nine months. Net deferred debt issue costs were $3,385,000 and $3,985,000 at September 30, 2016 and December 31, 2015, respectively.

Deferred income taxes as of September 30, 2016 increased 7% compared with December 31, 2015. The increase was primarily due to the 2016 first nine months deferred tax provision of $46,264,000.

Other long-term liabilities as of September 30, 2016 increased 19% compared with December 31, 2015. The increase was primarily due to the accrual of pension expense during the 2016 first nine months.

Total equity as of September 30, 2016 increased $107,553,000 compared with December 31, 2015. The increase was primarily the result of $109,051,000 of net earnings attributable to Kirby for the first nine months of 2016 and a $7,730,000 decrease in treasury stock, partially offset by a $4,304,000 decrease in additional paid-in capital due to the exercise of stock options at exercise prices below the cost of the treasury stock issued and the issuance of restricted stock below the cost of the treasury stock issued, a $3,159,000 decrease in noncontrolling interests and a decrease of $1,765,000 in accumulated other comprehensive income. The decrease in treasury stock was due to the issuance of restricted stock in connection with stock award plans, partially offset by purchases during the 2016 first quarter of $1,827,000 of Company common stock.

Long-Term Financing

The Company has a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2016, the Company was in compliance with all Revolving Credit Facility covenants and had $229,387,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,710,000 as of September 30, 2016.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2016, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. As of September 30, 2016, the Company had no borrowings outstanding under the Credit Line. Outstanding letters of credit under the Credit Line were $1,027,000 as of September 30, 2016.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures reflected on the balance sheet for the 2016 first nine months were $171,601,000, including $5,640,000 for inland tank barge and towboat construction, $14,631,000 in final costs for the construction of two 185,000 barrel coastal ATBs, one placed in service in late 2015 and the second in June 2016, $56,318,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the 2016 fourth quarter and one in the 2017 first half, $4,847,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $2,504,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge scheduled to be placed in service in early 2017 and $87,661,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities. Financing of the construction of the inland tank barges and towboats, the coastal ATBs, the coastal tugboats and the coastal petrochemical tank barge was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2016 first nine months, the Company took delivery of three new inland tank barges with a total capacity of approximately 83,000 barrels, acquired 27 inland tank barges from Seacor with a total capacity of approximately 807,000 barrels, transferred one tank barge into the inland fleet from the coastal fleet with a capacity of 31,000 barrels, returned four leased inland tank barges and retired 44 inland tank barges, reducing its capacity by approximately 942,000 barrels. The net result was a reduction of 17 inland tank barges and approximately 21,000 barrels of capacity during the first nine months of 2016.

The Company projects that capital expenditures for 2016 will be in the $230,000,000 to $250,000,000 range. The 2016 construction program will consist of seven inland tank barges with a total capacity of 197,000 barrels, three of which were completed in the 2016 first quarter, two of which are scheduled to be completed in the 2016 fourth quarter and two in early 2017, progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, progress payments on the construction of two 155,000 barrel coastal ATBs, one scheduled to be placed in service in the 2016 fourth quarter and one in the 2017 first half, and progress payments on the construction of two 4900 horsepower coastal tugboats and a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2016 payments on new inland tank barges will be approximately $10,000,000, 2016 progress payments on the construction of two 185,000 barrel coastal ATBs and two 155,000 barrel coastal ATBs will be approximately $85,000,000 and 2016 progress payments on the construction of the two 4900 horsepower coastal tugboats and the 35,000 barrel coastal petrochemical tank barge will be approximately $15,000,000. The balance of approximately $120,000,000 to $140,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

In February 2016, the Company purchased 35,000 shares of its common stock for $1,827,000, for an average price of $52.53 per share. There were no purchases of treasury stock by the Company in the 2016 second or third quarters. As of November 2, 2016, the Company had approximately 1,411,000 shares available under the existing repurchase authorization. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $336,493,000 for the 2016 first nine months compared with $377,469,000 for the first nine months of 2015. The 2016 first nine months experienced a net increase in cash flows from changes in operating assets and liabilities of $9,295,000 compared with a net increase in the 2015 first nine months of $10,941,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 2, 2016, $301,382,000 under its Revolving Credit Facility and $8,973,000 under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $14,162,000 at September 30, 2016, including $4,057,000 in letters of credit and $10,105,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Dated: November 3, 2016