Form 10-K
period 2016-12-31
KIRBY CORP
filed 2017-02-23
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2016, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2016, was $3,278,025,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 22, 2017, 53,957,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 25, 2017, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION
2016 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company also operates six offshore dry-bulk barges, six offshore tugboats and one docking tugboat transporting dry-bulk commodities in the United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

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

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears and pumps, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and the land-based oilfield service and oil and gas operator and producer markets.

The Company and its marine transportation and diesel engine services segments have approximately 4,000 employees, substantially all of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2016	2015	2014
Revenues from unaffiliated customers:
Marine transportation	$1,471,893	$1,663,090	$1,770,684
Diesel engine services	298,780	484,442	795,634
Consolidated revenues	$1,770,673	$2,147,532	$2,566,318

Operating profits:
Marine transportation	$257,102	$374,842	$429,864
Diesel engine services	3,186	18,921	60,063
General corporate expenses	(14,966)	(14,773)	(14,896)
Gain (loss) on disposition of assets	(127)	1,672	781
	245,195	380,662	475,812
Equity in earnings of affiliates	532	451	384
Other expense	(291)	(663)	(345)
Interest expense	(17,690)	(18,738)	(21,461)
Earnings before taxes on income	$227,746	$361,712	$454,390

Identifiable assets:
Marine transportation	$3,622,348	$3,451,553	$3,317,696
Diesel engine services	628,290	637,549	736,129
	4,250,638	4,089,102	4,053,825
Investment in affiliates	2,622	2,090	2,539
General corporate assets	50,239	61,089	81,250
Consolidated assets	$4,303,499	$4,152,281	$4,137,614

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 22, 2017, the equipment owned or operated by the marine transportation segment consisted of 876 inland tank barges with 17.9 million barrels of capacity, 230 inland towboats, 69 coastal tank barges with 6.2 million barrels of capacity, 75 coastal tugboats, six offshore dry-bulk cargo barges, six offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	362	13.4	4,128,000
Over 20,000 barrels	454	12.8	12,841,000
Specialty double hull	60	38.9	910,000
Total inland tank barges	876	14.9	17,879,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	71	39.1
1400 to 1900 horsepower	72	34.0
2000 to 2400 horsepower	56	12.1
2500 to 3200 horsepower	18	34.3
3300 to 4800 horsepower	10	36.8
Greater than 5000 horsepower	1	36.0
Spot charters (chartered trip to trip)	2	─
Total inland towboats	230	30.5

Coastal tank barges (owned and leased):
Double hull:
30,000 barrels and under	8	20.2	190,000
50,000 to 70,000 barrels	13	15.5	654,000
80,000 to 90,000 barrels	24	13.2	1,984,000
100,000 to 110,000 barrels	6	10.5	630,000
120,000 to 150,000 barrels	9	19.5	1,132,000
Over 150,000 barrels	9	17.7	1,566,000
Total coastal tank barges	69	15.6	6,156,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	8	31.1
2000 to 2900 horsepower	6	33.2
3000 to 3900 horsepower	17	35.8
4000 to 4900 horsepower	19	24.5
5000 to 6900 horsepower	13	25.5
Greater than 7000 horsepower	12	19.9
Total coastal tugboats	75	27.9

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	6	22.9	111,000

Offshore tugboats and docking tugboat (owned and chartered)	7	30.5

The 230 inland towboats, 75 coastal tugboats, six offshore tugboats and one docking tugboat provide the power source and the 876 inland tank barges, 69 coastal tank barges and six offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

Based on cost and safety, barge transportation is often the most efficient and safest means of transporting bulk commodities when compared with railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 17.9 million barrels equates to approximately 30,000 railroad tank cars or approximately 93,600 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 478 miles by railcar or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 6.2 million barrels equates to approximately 10,200 railroad tank cars or approximately 32,300 tractor-trailer tank trucks.

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

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased over the years to approximately 3,850 by the end of 2016. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to approximately 3,850 by the end of 2016 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The Company’s 876 inland tank barges represent approximately 23% of the industry’s 3,850 inland tank barges.

For 2014, the Company estimated that industry-wide 300 tank barges were placed in service and 100 tank barges were retired. For 2015, the Company estimated that industry-wide 260 tank barges were placed in service and 60 tank barges were retired. For 2016, the Company estimated that industry-wide 100 tank barges were placed in service and 100 tank barges were retired. During 2015 and 2016, the decline in industry-wide demand for the movement of crude oil and natural gas condensate, and the subsequent transfer of inland crude oil barges to other tank barge markets, created some excess industry-wide tank barge capacity. As a result, the Company estimates that approximately 40 tank barges were ordered during 2016 for delivery throughout 2017 and many older tank barges will be retired, dependent on 2017 market conditions. The risk of an oversupply of tank barges may be mitigated by continued increased petrochemical, black oil and refined petroleum products volumes and the fact that the inland tank barge industry has a mature fleet, with approximately 600 tank barges over 30 years old and approximately 270 of those over 40 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is approximately 15 years. Neither the Company, nor the industry, operates any single hull inland tank barges. Single hull tank barges were required by current federal law to either be retrofitted with double hulls or phased out of domestic service by December 31, 2014.

The Company’s inland marine transportation segment also owns a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), a transporter of project cargoes and cargo containers by barge on the United States inland waterway system.

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

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 295, of which the Company operates 69 or approximately 23%. The average age of the nation’s coastal tank barge fleet is approximately 14 years. The coastal tank barge fleet is also mature, with approximately 35 tank barges over 30 years old and approximately 30 of those over 35 years old, which may lead to the retirement of older tank barges.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 876 tank barges as of February 22, 2017, or approximately 23% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States tank barges in the 195,000 barrels or less category. Coastal tank barges in the 195,000 barrels or less category have the ability to enter the large majority of coastal ports. Ocean-going tank barges and United States product tankers in the 300,000 barrels plus category, excluding the fleet of large tankers dedicated to Alaska crude oil transportation, primarily move large volumes of refined petroleum products within the Gulf of Mexico with occasional movements from the Gulf Coast to the East Coast, along the West Coast and from Texas and Louisiana to Florida. There are approximately 60 such vessels and, because of their size, their access to ports is limited by terminal size and draft restrictions.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. During 2016, the Company’s inland marine transportation operation moved over 45 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda, all consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 49% of the segment’s 2016 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 25% of the segment’s 2016 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 23% of the segment’s 2016 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 3% of the segment’s 2016 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. The United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained stable during 2016, 2015 and 2014, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. Petrochemical products are used primarily in consumer non-durable and durable goods. From late 2010 through 2015, inland petrochemical tank barge utilization remained relatively stable in the 90% to 95% range. During 2016, utilization declined slightly to the high 80% range on average with periods of utilization in the low 80% range. Coastal tank barge utilization for the transportation of petrochemicals during 2016 was in the low 90% range.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During the majority of 2015 and all of 2014, inland black oil tank barge utilization remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers, and the export of diesel fuel and heavy fuel oil. With the decline in the price of crude oil in late 2014 and the low price throughout 2015 and 2016, movements by tank barge of crude oil and natural gas condensate were at reduced levels industry-wide. During 2015 and 2016, the Company and the industry were generally successful in moving barges from that trade to other markets.  During 2016, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at reduced levels.  The decline in demand for crude oil and natural gas condensate movements resulted in a decline in inland black oil tank barge utilization in 2016 to the low-to-mid 80% range. Coastal black oil tank barge utilization declined from the 90% to 95% range for the majority of 2015 and all of 2014 to the low 80% range by the end of 2016, partly attributable to the decrease in the movements of crude oil and natural gas condensate along the Gulf Coast. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. The seasonally normal cessation of most operations in Alaska in the 2016 fourth quarter reduced coastal tank barge utilization, but the decline was partially offset by seasonal improvement in winter heating oil demand in the Northeast.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain. Coastal refined petroleum products tank barge utilization declined from the 90% to 95% range for the majority of 2015 to the low-to-mid 80% range for the majority of 2016.

Demand for marine transportation of domestic and imported agricultural fertilizer is seasonal and directly related to domestic nitrogen-based liquid fertilizer consumption, driven by the production of corn, cotton and wheat. During periods of high natural gas prices, the manufacturing of nitrogen-based liquid fertilizer in the United States is curtailed. During these periods, imported products, which normally involve longer barge trips, replace the domestic products to meet Midwest and south Texas demands. Such products are delivered to the numerous small terminals and distributors throughout the United States farm belt.

Marine Transportation Operations

The marine transportation segment operates a fleet of 876 inland tank barges and 230 inland towboats, as well as 69 coastal tank barges and 75 coastal tugboats. The segment also operates six offshore dry-bulk cargo barges, six offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 876 inland tank barges currently operated, 687 are petrochemical and refined petroleum products barges, 120 are black oil barges, 54 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 876 inland tank barges, 842 are owned by the Company and 34 are leased.

The fleet of 230 inland towboats ranges from 800 to 5200 horsepower. Of the 230 inland towboats, 161 are owned by the Company and 69 are chartered. Towboats in the 800 to 2100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to five years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During the first nine months of 2016 and all of 2015 and 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues.  During the 2016 fourth quarter, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues.

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

Kirby Inland Marine operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in numerous ports, including Houston, Corpus Christi and Freeport, Texas, Baton Rouge and New Orleans, Louisiana and other locations on the Mississippi River. Included in the fleeting service is a shifting operation and fleeting service for dry cargo barges and tank barges on the Houston Ship Channel. Kirby Inland Marine provides service for its own barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

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

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on coastal states from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, in the Eastern Canadian provinces. The tank barges and tugboats operating in the Atlantic Division are among the largest, with tank barges in the 10,000 to 194,000 barrel capacity range and coastal tugboats in the 1800 to 10000 horsepower range, transporting primarily refined petroleum products, petrochemicals and black oil.

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

The coastal fleet consists of 69 tank barges with 6.2 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. Of the 69 coastal tank barges currently operating, 48 are refined petroleum products and petrochemical barges and 21 are black oil barges. The Company owns 62 of the coastal tank barges and seven are leased. The Company operates 75 coastal tugboats ranging from 1000 to 11000 horsepower, of which 67 are owned by the Company and eight are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2016 and the 2015 third and fourth quarters, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues compared with approximately 85% under term contracts and 15% under spot contract during 2014 and the 2015 first and second quarters.

Kirby Offshore Marine also operates a fleet of three offshore dry-bulk barge and tugboat units involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels primarily operate under contracts of affreightment that are typically one year or less in length.

Kirby Ocean Transport owns and operates a fleet of three offshore dry-bulk barges, three offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2020 with Duke Energy Florida (“DEF”) to transport coal across the Gulf of Mexico to DEF’s power generation facility at Crystal River, Florida.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 52% of the marine transportation’s inland revenues under term contracts during 2016, 55% of revenue under term contracts during 2015 and 56% of the revenue under term contracts during 2014. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a more predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During the first nine months of 2016 and all of 2015 and 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues.  During the 2016 fourth quarter, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues.  Coastal time charters represented approximately 85% of the marine transportation coastal revenues under term contracts in 2016 as compared to 90% in  2015 and 2014.

No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2016, 2015 and 2014.

Employees

The Company’s marine transportation segment has approximately 3,100 employees, of which approximately 2,400 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 925 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 370 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit that expired on December 31, 2016. This collective bargaining agreement was extended to  January 31, 2017 and is currently subject to ongoing negotiations. In addition, approximately 175 Penn Maritime, Inc. vessel crew members are represented by the Seafarers International Union under a collective bargaining agreement in effect through April 2018.

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

Most of the Company’s tank barges are inspected by the USCG and carry certificates of inspection. The Company’s inland and coastal towing vessels and coastal dry-bulk barges are not currently subject to USCG inspection requirements; however, federal regulations have been finalized that lay out new compliance options as well as new equipment, construction and operational requirements for towing vessels subjecting inland and coastal towing vessels to USCG inspection requirements.  These regulations became effective July 20, 2016 and provide for the phase-in of certain requirements over time.  Existing towing vessels have until July 20, 2018 to meet most of the requirements of the regulations, with additional timing for other portions of the regulations.

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

The Company believes that additional security and environmental related regulations could be imposed on the marine industry in the form of contingency planning requirements. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least equal to anticipated additional regulations.

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

Environmental Regulations

The Company’s operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, as well as many coastal and inland waterway states and international jurisdictions to the extent that the Company’s vessels transit in international waters. Government regulations require the Company to obtain permits, licenses and certificates for the operation of its vessels. Failure to maintain necessary permits or approvals could require the Company to incur costs or temporarily suspend operation of one or more of its vessels.

Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 (“Clean Water Act”), the Comprehensive Environmental Response, Compensation and Liability Act of 1981 (“CERCLA”) and the Oil Pollution Act of 1990 (“OPA”) impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

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

Clean Water Act.  The United States Environmental Protection Agency (“EPA”) regulates the discharge of ballast water and other substances in United States waters under the Clean Water Act.  Effective February 6, 2009, EPA regulations required vessels 79 feet in length or longer to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of the vessels.  The EPA regulations also imposed technology and water quality based effluent limits for certain types of discharges and established specific inspection, monitoring, recordkeeping and reporting requirements for vessels to ensure effluent limitations are met.  The Vessel General Permit is effective from December 19, 2013 to December 18, 2018.  The Company maintains Vessel General Permits and has established recordkeeping and reporting procedures in compliance with these obligations.

The USCG adopted regulations on ballast water management treatment systems establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act.  The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for ballast water management systems (“BWMS”).  The BWMS implementation was suspended until December 2016 at which time the USCG approved manufacturer’s systems that met the regulatory discharge standard equivalent to the International Maritime Organization's D-2 standard.  The phase-in schedule for existing vessels to install ballast water treatment management systems is dependent on vessel build date, ballast water capacity, and drydock schedule. Compliance with the ballast water treatment regulations requires the installation of equipment on the Company’s vessels to treat ballast water before it is discharged.  The installation of BWMS equipment will require capital expenditures at the next scheduled drydocking for statutory purposes of existing vessels in order to complete the installation of the approved system.

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

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $3.5 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1.3 billion per occurrence. The Company also maintains insurance coverage to address commercial liabilities arising in connection with its diesel engine services segment.

Environmental Protection. The Company has a number of programs that were implemented to further its commitment to environmental responsibility in its operations. In addition to internal environmental audits, one such program is environmental audits of barge cleaning vendors principally directed at management of cargo residues and barge cleaning wastes. Another is the participation by the Company in the American Waterways Operators Responsible Carrier program which is oriented towards continuously reducing the barge industry’s impact on the environment, including the distribution services area.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2016, approximately 1,350 certificates were issued for the completion of courses at the training facility, of which 800 were USCG approved classes and the balance were employee development and Company required classes, including Leadership and Defensive Driving.

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

DIESEL ENGINE SERVICES

The Company, through its wholly owned subsidiary Kirby Engine Systems, Inc. (“Kirby Engine Systems”), and its wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”), Engine Systems, Inc. (“Engine Systems”) and United Holdings LLC (“United”), sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears and pumps, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and the land-based oilfield service and oil and gas operator and producer markets.

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

No single customer of the diesel engine services segment accounted for 10% of the Company’s revenues in 2016, 2015 or 2014. The diesel engine services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 8% of the diesel engine services segment’s 2016 revenues, 5% of 2015 revenues and 3% of 2014 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the diesel engine services segment for the three years ended December 31, 2016 (dollars in thousands):

	2016		2015		2014
	Amounts	%	Amounts	%	Amounts	%
Manufacturing	$3,177	1%	$94,812	20%	$261,553	33%
Overhauls and service	181,035	61	251,447	52	366,477	46
Direct parts sales	114,568	38	138,183	28	167,604	21
	$298,780	100%	$484,442	100%	$795,634	100%

Marine Operations

The Company is engaged in the overhaul and repair of medium-speed and high-speed diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry, which represented 36% of the segment’s 2016 revenues. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry and vessels owned by the United States government.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida. The operations based in Chesapeake, Virginia and Tampa, Florida are authorized distributors for 17 eastern states for EMD Power Products (“EMD”). In October 2016, the Company acquired the EMD business of Valley Power Systems, Inc. and Valley Power Systems Northwest, Inc. (collectively “VPS”) with the operations based in Seattle, Washington serving as the authorized EMD distributor for nine western states.  The marine operations based in Houma, Louisiana and Paducah, Kentucky are nonexclusive contracted service centers for EMD providing service and related parts sales. The Company is also a distributor and representative for certain Alfa Laval products in the Midwest and on the East Coast, Gulf Coast, and West Coast. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, and the United States government. The Houma, Louisiana operation concentrates on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, the offshore barge industry, the United States government, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed operations are located in Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama, Houston, Texas and Thorofare, New Jersey. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in Alabama, Kentucky, Louisiana, New Jersey and Texas. The Company also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere diesel engines, as well as Twin Disc marine gears. High-speed diesel engines provide the main propulsion for a significant amount of the United States flag commercial vessels and other marine applications, including engines for power generators and barge pumps.

Marine Customers

The Company’s major marine customers include inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, and the United States government.

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

Marine Competitive Conditions

The Company’s primary competitors are independent diesel engine services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into service agreements with certain operators of diesel powered marine equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

The Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel and John Deere parts. The Company is also the only marine distributor for Falk reduction gears throughout the United States.

Power Generation Operations

The Company is engaged in the overhaul and repair of diesel engines and generators, and related parts sales for power generation customers, which represented 16% of the segment’s 2016 revenues. The Company is also engaged in the sale and distribution of diesel engine parts, engine modifications, generator modifications, controls, governors and diesel generator packages to the nuclear industry. The Company services users of diesel engines that provide emergency standby, peak and base load power generation.

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

As noted under Power Generation Operations above, the Company is the exclusive worldwide distributor of EMD, GE Oil & Gas, Woodward, Nordberg, Norlake and Hannon parts for the nuclear industry, and non-exclusive distributor of Weschler parts and Ingersoll Rand air start equipment for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. OEM parts need to be properly tested and certified for nuclear applications.

Land-Based Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The land-based operations represented 48% of the segment’s 2016 revenues. The Company offers a full line of custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures products or components that are purchased by a company and marketed under the purchasing company’s brand name. The Company distributes, sells parts for and services diesel engines and transmissions for on-and off-highway use and provides in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison, a major distributor for MTU in North America, and a distributor for Isuzu diesel engines. The Company is also the distributor for parts, service and warranty on Daimler engines and related equipment in Oklahoma, Arkansas and Louisiana. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in south and central Texas.

The Company’s land-based operation is based in Oklahoma City, Oklahoma with 13 locations across four states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas, Shreveport, Louisiana, and Cotulla and Odessa, Texas. The Company’s manufacturing facility is located in Oklahoma City, Oklahoma. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio, Corpus Christi and Austin, Texas.

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

Employees

The Company’s diesel engine services segment has approximately 850 employees. None of the segment’s operations are subject to collective bargaining agreements.

Properties

The principal offices of the diesel engine services segment are located in Houma, Louisiana and Oklahoma City, Oklahoma.

The marine and power generation businesses operate 12 parts and service facilities, with facilities located in Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Mobile, Alabama, Houston, Texas, Chesapeake, Virginia, Rocky Mount, North Carolina, Paducah, Kentucky, Tampa, Florida, Seattle, Washington and Thorofare, New Jersey. All of these facilities are leased except the Houma, Belle Chasse and New Iberia, Louisiana, Houston, Texas and Mobile, Alabama facilities, which are owned by the Company.

The land-based business operates 13 distribution and service and manufacturing facilities across four states in key oil and gas producing regions and major transportation corridors. The distribution and service facilities are located in Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas, Shreveport, Louisiana, and Cotulla and Odessa, Texas. The Oklahoma City, Oklahoma, Shreveport, Louisiana and the Little Rock, Arkansas facilities are owned by the Company and the Tulsa, Oklahoma and Cotulla and Odessa, Texas facilities are leased. The Company’s manufacturing facility is located in Oklahoma City, Oklahoma and is owned by the Company. The Company’s refrigeration facilities are located in Houston, Pharr, Laredo, San Antonio, Corpus Christi and Austin, Texas. All of these facilities are leased except for the San Antonio facility which is owned by the Company.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	69	Chairman of the Board
David W. Grzebinski	55	President and Chief Executive Officer
C. Andrew Smith	46	Executive Vice President and Chief Financial Officer
Joseph H. Reniers	42	Executive Vice President– Diesel Engine Services and Supply Chain
William G. Ivey	73	President – Marine Transportation Group, Kirby Inland Marine and Kirby Offshore Marine
Dorman L. Strahan	60	President – Kirby Engine Systems
Christian G. O’Neil	44	Executive Vice President and Chief Operating Officer–Kirby Inland Marine and Kirby Offshore Marine
Kim B. Clarke	61	Vice President – Human Resources
Ronald A. Dragg	53	Vice President, Controller and Assistant Secretary
James F. Farley	65	Vice President – Industry Relations
Amy D. Husted	48	Vice President and General Counsel
David R. Mosley	52	Vice President and Chief Information Officer
Renato A. Castro	45	Treasurer

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

David W. Grzebinski is a Chartered Financial Analyst and holds a Master of Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as President and Chief Executive Officer since April 2014. He served as President and Chief Operating Officer from January 2014 to April 2014 and as Chief Financial Officer from March 2010 to April 2014. He served as Chairman of Kirby Offshore Marine from February 2012 to April 2013 and served as Executive Vice President from March 2010 to January 2014. Prior to joining the Company in February 2010, he served in various administrative positions since 1988 with FMC Technologies Inc. (“FMC”), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow Chemical Company.

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

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and a Master of Business Administration degree from the University of Chicago Booth School of Business. He has served the Company as Executive Vice President – Diesel Engine Services and Supply Chain since May 2016.  He served as Senior Vice President – Diesel Engine Services and Marine Facility Operations from February 2015 to May 2016, Vice President – Strategy and Operational Service from April 2014 to February 2015, Vice President – Supply Chain from April 2012 to April 2014 and Vice President – Human Resources from March 2010 to April 2012. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

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

Christian G. O’Neil holds a Master of Business Administration degree from Rice University, a doctorate of jurisprudence from Tulane University and a bachelor of arts degree from Southern Methodist University.  He has served as Executive Vice President and Chief Operating Officer of Kirby Inland Marine and Kirby Offshore Marine since May 2016.  He served as Executive Vice President – Commercial Operations of Kirby Inland Marine and Kirby Offshore Marine from April 2014 to May 2016, Vice President – Human Resources of the Company from May 2012 to April 2014, Vice President – Sales for Kirby Inland Marine from 2009 to 2012 and President of Osprey from 2006 through 2008.  He has also served in various sales and business development roles at the Company and Osprey.  Prior to joining the Company, he served as Sales Manager and Fleet Manager at Hollywood Marine, Inc. (“Hollywood Marine”) after joining Hollywood Marine in 1997.

Kim B. Clarke holds a Bachelor of Science degree from the University of Houston.  She has served as Vice President – Human Resources since December 2016.  Prior to joining the Company, she served in senior leadership roles in human resources, safety, information technology and business development as Senior Vice President and Chief Administration Officer for Key Energy Services, Inc. from 2004 to March 2016.

Ronald A. Dragg is a Certified Public Accountant and holds a Master of Science in Accountancy degree from the University of Houston and a degree in finance from Texas A&M University. He has served the Company as Vice President and Controller since January 2007. He also served as Controller from November 2002 to January 2007, Controller – Financial Reporting from January 1999 to October 2002, and Assistant Controller – Financial Reporting from October 1996 to December 1998. Prior to joining the Company, he was employed by Baker Hughes Incorporated.

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

Amy D. Husted holds a doctorate of jurisprudence from South Texas College of Law and a degree in political science from the University of Houston. She has served the Company has Vice President and General Counsel since January 2017.  She served as Vice President – Legal from January 2008 to January 2017 and served as Corporate Counsel from November 1999 through December 2007. Prior to joining the Company, she served as Corporate Counsel of Hollywood Marine from 1996 to 1999 after joining Hollywood Marine in 1994.

David R. Mosley holds a degree in computer science from Texas A&M University and has served the Company as Vice President and Chief Information Officer since May 2007. Prior to joining the Company in 2007, he served as Vice President and Chief Information Officer for Prudential Real Estate Services Company from 2005 to May 2007, Vice President – Service Delivery for Iconixx Corporation from 1999 to 2005, Vice President – Product Development and Services for ADP Dealer Services from 1995 to 1999 and in various information technology development and management positions from 1987 to 1995.

Renato A. Castro is a Certified Public Accountant and holds a Master of Business Administration degree from Tulane University and a degree in civil engineering from the National Autonomous University of Honduras. He has served the Company as Treasurer since April 2010 and served as Manager of Financial Analysis from 2007 to April 2010. He also served as Financial Analyst from 2005 through 2006 and Assistant Controller of Kirby Inland Marine from 2001 through 2004. Prior to joining the Company, he was employed by a subsidiary of Astaldi S.p.A. in their transport infrastructure division.

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

The Company’s marine transportation segment is dependent on its ability to adequately crew its towing vessels. The Company’s towing vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its towing vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat. Lifestyle issues are a deterrent for employment for inland and coastal crew members. Inland crew members generally work a 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work a 14 days on, 14 days off, 21 days on, 21 days off or 30 days on, 30 days off rotation, dependent upon the location. With ongoing retirements and competitive labor pressure in the marine transportation segment, the Company continues to monitor and implement market competitive pay practices. The Company also utilizes an internal development program to train Maritime Academy graduates for vessel leadership positions.

The Company’s marine transportation segment has approximately 3,100 employees, of which approximately 2,400 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operation includes approximately 925 vessel employees, of whom approximately 545 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

Reduction in the number of acquisitions made by the Company may curtail future growth. Since 1986, the Company has been successful in the integration of 32 acquisitions in its marine transportation segment and 18 acquisitions in its diesel engine services segment. Acquisitions have played a significant part in the growth of the Company. The Company’s marine transportation revenue in 1987 was $40.2 million compared with $1.47 billion in 2016. Diesel engine services revenue in 1987 was $7.1 million compared with $298.8 million in 2016. While the Company is of the opinion that future acquisition opportunities exist in both its marine transportation and diesel engine services segments, the Company may not be able to continue to grow through acquisitions to the extent that it has in the past.

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

The Company’s marine transportation segment is subject to the Jones Act. The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned and owned by United States citizens. The Company presently meets all of the requirements of the Jones Act for its vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws increases the cost of United States flag vessels when compared with comparable foreign flag vessels. The Company’s business could be adversely affected if the Jones Act or international trade agreements or laws were to be modified as to permit foreign competition that is not subject to the same United States government imposed burdens. Since the events of September 11, 2001, the United States government has taken steps to increase security of United States ports, coastal waters and inland waterways. The Company believes that it is unlikely that the current cabotage provisions of the Jones Act would be modified or eliminated in the foreseeable future.

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

The Company’s marine transportation segment is subject to regulation by the USCG, federal laws, state laws and certain international conventions, as well as numerous environmental regulations. The majority of the Company’s vessels are subject to inspection by the USCG and carry certificates of inspection. The crews employed by the Company aboard vessels are licensed or certified by the USCG. The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels. The Company’s operations are also affected by various United States and state regulations and legislation enacted for protection of the environment. The Company incurs significant expenses and capital expenditures to comply with applicable laws and regulations and any significant new regulation or legislation, including climate change laws or regulations, could have an adverse effect on the Company.

The Company is subject to risks associated with possible climate change legislation, regulation and international accords. Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. On December 7, 2009, the EPA furthered its focus on greenhouse gas emissions when it issued its endangerment finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2016, 49% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2016, petrochemical volumes were stable compared with 2015.  Petrochemical volumes improved during 2015 compared with 2014.  The United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,850 inland tank barges in the United States, of which the Company operates 876, or 23%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,850 by the end of 2015 and 2016. During 2014, the Company estimates that 300 tank barges were placed in service, of which 61 were for the Company, and 100 tank barges were retired, 38 of which were by the Company. During 2015, the Company estimates that 260 tank barges were placed in service, of which 36 were for the Company, and 60 tank barges were retired, 18 of which were by the Company. For 2016, the Company estimated that industry-wide 100 tank barges were placed in service, of which five were by the Company, and 100 tank barges were retired, 50 of which were by the Company.  The increases for 2014 and part of 2015 reflect the improved demand for inland petrochemical, refined petroleum products and black oil barges and federal tax incentives on new equipment. Strong tank barge markets for 2014 and part of 2015 absorbed the additional capacity built by the industry. With the decline in demand for crude oil and natural gas condensate movements by inland tank barges in 2015 and 2016 and the movement of such barges to other markets, the Company estimates that approximately 40 tank barges were ordered during 2016 for delivery throughout 2017, two of which are for the Company, and many older tank barges, including an expected 32 by the Company, will be retired, dependent on 2017 market conditions.

The long-term risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,850 tank barges in the industry at the present time, approximately 600 are over 30 years old and approximately 270 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges that will enter the fleet, with the extent of the retirements dependent on 2017 petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

During 2014 and the majority of 2015, the coastal operations reflected improvements in market conditions with tank barge utilization in the 90% to 95% range, occasionally declining to the high-80% level during portions of the 2015 fourth quarter. During 2014 and the majority of 2015, the Company experienced increased demand for coastal crude oil and natural gas condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. During the 2015 fourth quarter and all of 2016, a decline in crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market.  In addition, the Company and the industry added new coastal tank barge capacity during 2015 and 2016, with additional new capacity coming on-line in 2017 and 2018.  Much of this new capacity is replacement capacity for older vessels anticipated to be retired.

The Company estimates there are approximately 295 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 35 of those are over 30 years old.  One coastal tank barge and tugboat unit was built and placed in service by a competitor during 2014. In January 2014, the Company signed an agreement to construct a 185,000 barrel coastal articulated tank barge and tugboat unit (“ATB”) and, in April 2014, the Company exercised its option for the construction of a second 185,000 barrel coastal ATB. The first unit was placed in service in late 2015 and the second in June 2016.  In July 2014, the Company signed agreements to construct two 155,000 barrel coastal ATBs.  The first unit was placed in service in November 2016 and the second unit is scheduled to be placed in service in the summer of  2017.  The Company also took delivery in December 2016 of a 35,000 barrel coastal petrochemical tank barge.  The Company is aware of eight coastal tank barges placed in service in 2016 by competitors and 11 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2017 and 2018.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2016 was approximately 7% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Four marine transportation customers accounted for approximately 25% of the Company’s 2016, 30% of 2015 and 25% of 2014 revenue. The Company has contracts with these customers expiring in 2017 through 2021. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers could have an adverse effect on the Company.

The Company’s diesel engine services segment has a 51-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. In addition, the Company serves as both an EMD distributor and service center for select markets and locations for both service and parts. Sales and service of EMD products account for approximately 3% of the Company’s revenues for 2016. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the distributor for parts, service and warranty on Daimler engines and related equipment in Oklahoma, Arkansas and Louisiana. Sales and service of MTU and Allison products accounted for approximately 3% of the Company’s revenues during 2016. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towing vessels. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for inland tank barges delivered since 2010 steadily increased until reaching its peak in early 2015, but remained below the construction price for tank barges delivered in 2009. Construction costs for inland tank barges ordered in 2016 for delivery in 2017 have declined, reflecting the current industry-wide over-capacity in the inland tank barge market and subsequent decline in the number of tank barges ordered for delivery in 2017.

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

In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product production and therefore increased demand for tank barge transportation services. However, during 2015 and 2016 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. At the end of 2016, the Company estimates that approximately 140 inland tank barges and approximately ten coastal tank barges in the 195,000 barrel or less category were transporting such products, a reduction of approximately 410 inland tank barges and 25 coastal tank barges that have moved into other markets. Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment.

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

The Company’s diesel engine services segment could be adversely impacted by the construction of pressure pumping units by its competitors. In early 2015, an estimated 19.5 million horsepower of pressure pumping units were working in North America.  By late 2016, the working horsepower in North America has declined to an estimated 9.0 million, with an estimated 4.5 million horsepower scrapped, an estimated 2.0 million horsepower available for work and an estimated 4.0 million horsepower stacked, the large majority of which would require major service before being placed back in service. A significant drop in demand due to the low price of crude oil resulted in an oversupply in the pressure pumping market and negatively impacted the Company’s 2016 and 2015 results of operations. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Diesel Engine Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

In 2009, the Company was named a Potentially Responsible Party (“PRP”) in addition to a group of approximately 250 named PRPs under CERCLA with respect to a Superfund site, the Portland Harbor Superfund site (“Portland Harbor”) in Portland, Oregon. The site was declared a Superfund site in December 2000 as a result of historical heavily industrialized use due to manufacturing, shipbuilding, petroleum storage and distribution, metals salvaging, and electrical power generation activities which led to contamination of Portland Harbor, an urban and industrial reach of the lower Willamette River located immediately downstream of downtown Portland. The Company’s involvement arises from four spills at the site after it was declared a Superfund site, as a result of predecessor entities’ actions in the area. To date, there is no information suggesting the extent of the costs or damages to be claimed from the 250 notified PRPs. Based on the nature of the involvement at the Portland Harbor site, the Company believes its potential contribution is de minimis; however, to date neither the EPA nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

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

On October 13, 2016, the Company, as a successor to Hollywood Marine, Inc., was issued a General Notice under CERCLA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (“Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the SBA Shipyard site under CERCLA authority. The Company is investigating its activities in connection with Site.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board are also investigating the cause of the incident. The Company is subject to claims from third parties as well as the provincial and federal government as a result of the incident. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident.

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

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. Multiple parties filed claims in limitation seeking various damages under OPA, including claims for business interruption, loss of profit and loss of use of natural resources (OPA claimants). On November 2, 2016, the Company, the M/S Summer Wind and its owners and the OPA claimants entered into a settlement agreement pursuant to which the parties have resolved their respective claims against one another. The dismissal of the OPA claims was entered by the Court on November 14, 2016.

The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The Company is defending the civil action in the proceeding in Galveston Civil District Court. The Company is processing claims that have not been filed in the limitation matter that are properly presented, documented and recoverable under OPA.

On September 13, 2016, the Company entered into a Consent Decree with the Department of Justice (“DOJ”) to settle civil penalty provisions under Section 311(b) of the Clean Water Act involving the discharge of intermediate fuel oil as a result of the collision between the tank barge and the M/S Summer Wind. Under the Consent Decree, the Company agreed to pay a civil penalty of $4,900,000 and undertake certain actions relating to navigation procedures. On September 27, 2016, the DOJ filed the proposed Consent Decree with the U.S. District Court for the Southern District of Texas along with an Original Complaint setting out the allegations that the Company is civilly liable for violation of Section 311(b) of the Clean Water Act. The Consent Decree was approved by the federal court on November 14, 2016.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2017
First Quarter (through February 22, 2017)	$73.40	$61.65
2016
First Quarter	63.03	44.63
Second Quarter	73.25	57.92
Third Quarter	64.85	50.80
Fourth Quarter	70.90	55.11
2015
First Quarter	82.91	70.89
Second Quarter	84.24	73.31
Third Quarter	78.72	59.54
Fourth Quarter	69.05	50.42

As of February 22, 2017, the Company had 53,957,000 outstanding shares held by approximately 740 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2016. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2016	2015	2014	2013	2012

Revenues:
Marine transportation	$1,471,893	$1,663,090	$1,770,684	$1,713,167	$1,408,893
Diesel engine services	298,780	484,442	795,634	529,028	703,765
	$1,770,673	$2,147,532	$2,566,318	$2,242,195	$2,112,658

Net earnings attributable to Kirby	$141,406	$226,684	$282,006	$253,061	$209,438

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.63	$4.12	$4.95	$4.46	$3.75
Diluted	$2.62	$4.11	$4.93	$4.44	$3.73
Common stock outstanding:
Basic	53,454	54,729	56,674	56,354	55,466
Diluted	53,512	54,826	56,867	56,552	55,674

	December 31,
	2016	2015	2014	2013	2012
Property and equipment, net	$2,921,374	$2,778,980	$2,589,498	$2,370,803	$2,315,165
Total assets	$4,303,499	$4,152,281	$4,137,614	$3,675,860	$3,645,060
Long-term debt, including current portion	$722,802	$774,849	$712,405	$742,493	$1,127,042
Total equity	$2,412,867	$2,279,196	$2,264,913	$2,022,153	$1,707,054

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares outstanding applicable to diluted earnings per share for 2016, 2015 and 2014 were 53,512,000, 54,826,000 and 56,867,000, respectively.  The decrease in the weighted average number of common shares outstanding for 2016 and 2015 compared with 2014 primarily reflects common stock repurchases in the 2014 fourth quarter through the 2016 first quarter, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2016, the Company operated a fleet of 876 inland tank barges with 17.9 million barrels of capacity, and operated an average of 234 inland towboats during 2016. The Company’s coastal fleet consisted of 69 tank barges with 6.2 million barrels of capacity and 75 coastal tugboats. The Company also owns and operates six offshore dry-bulk cargo barges, six offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For 2016, net earnings attributable to Kirby were $141,406,000, or $2.62 per share, on revenues of $1,770,673,000, compared with 2015 net earnings attributable to Kirby of $226,684,000, or $4.11 per share, on revenues of $2,147,532,000.

Marine Transportation

For 2016, 83% of the Company’s revenues were generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2016 decreased 11% compared with 2015. The decrease was primarily due to lower inland marine transportation term and spot contract pricing, lower inland and coastal equipment utilization, a 24% decline in the average cost of marine diesel fuel which is largely passed through to the customer, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the SEACOR Holdings Inc. (“Seacor”) tank barges acquired in April 2016. The segment’s operating income for 2016 decreased 31% compared with 2015. The decrease was primarily due to lower inland term and spot contract pricing, lower inland and coastal equipment utilization, increased idle time and voyage costs for coastal vessels and higher depreciation expense, partially offset by savings from a reduction in force earlier in the year and during 2015, and a reduction in the average number of towboats operated. Marine transportation results for 2016 also included $3,792,000 of severance charges in the 2016 first quarter.  For 2016 and 2015, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet 33% and 32%, respectively, of marine transportation revenues.

Inland marine transportation equipment utilization declined to the high 80% range at the end of 2016, occasionally declining to the low-to-mid 80% range during the year, from the 90% to 95% range at the beginning of 2016 and throughout 2015.  Coastal tank barge utilization levels also declined throughout 2016, from the high 80% to low 90% range in the first quarter to the low 80% level in the fourth quarter.  Coastal utilization levels were generally in the 90% to 95% range throughout the majority of 2015.

During the first nine months of 2016 and all of 2015, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues.  During the 2016 fourth quarter, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues.  These allocations provide the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 52% of the inland revenues under term contracts during 2016 compared with 55% during 2015.  Rates on inland term contracts renewed in 2016 decreased in the 5% to 9% average range compared with term contracts renewed in 2015.  Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and at or below term contract pricing during the balance of 2016. Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

During 2016 and the 2015 third and fourth quarters, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues.  During the 2015 first and second quarters, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues.  The decrease in term contract revenues in 2016 and the 2015 third and fourth quarters reflected the continued trend of non-renewal of certain term contracts which put increased equipment in the spot contract market, leading to increased idle time.  However, the coastal revenues reflected the new 185,000 barrel ATB placed in service in the 2015 fourth quarter under a long-term contract. The second new 185,000 barrel ATB was placed in service in June 2016, also under a long-term contract.  Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 85% of the coastal revenues under term contracts in 2016 as compared to 90% in 2015.  Rates on coastal term contracts renewed in 2016 were essentially flat when compared with term contracts renewed in 2015. Spot contract rates remained above term contract rates during the 2016 first quarter, fluctuated around term contract rates during the 2016 second quarter and fell below term contract rates during the 2016 third and fourth quarters.

The 2016 marine transportation operating margin was 17.5% compared with 22.5% for 2015. The results primarily reflected lower inland marine transportation term and spot contract pricing, lower coastal spot contract pricing, lower inland and coastal equipment utilization levels, an increase in the number of coastal vessels operating in the spot market which led to increased idle time and voyage costs, higher depreciation expense and the 2016 first quarter severance charge of $3,792,000, partially offset by savings from a reduction in force in early 2016 and during 2015, and a reduction in the average number of inland towboats operated.

Diesel Engine Services

During 2016, the diesel engine services segment generated 17% of the Company’s revenues, of which 61% was generated from overhauls and service, 38% from direct parts sales and 1% from manufacturing. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for 2016 decreased 38% and operating income decreased 83% compared with 2015. The lower revenues in 2016 compared to 2015 were primarily attributable to the lack of demand for the manufacture of pressure pumping units and other oilfield service equipment and for the sale and distribution of engines, transmissions and parts due to the impact of the decline in the price of crude oil and decreased drilling activity in North American shale formations. During the 2016 third and fourth quarters, with the increase in the price of crude oil and resulting increase in drilling activity, the segment saw an increase in activity for the remanufacturing and servicing of pressure pumping units. The marine diesel engine services market was impacted by continued weakness in the Gulf of Mexico oilfield services market. In addition, customers continued to defer major maintenance projects in many regions of the marine diesel engine services market largely due to the weaker liquid and dry cargo barge markets and, to a lesser extent, the general economy. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers. The diesel engine services results for 2016 and 2015 included $1,436,000 and $1,813,000, respectively, of severance charges in response to the reduced activity in both the marine and land-based markets.

The diesel engine services operating margin for 2016 was 1.1% compared with 3.9% for 2015. The operating margin for 2016 reflected continued weakness in the land-based market, the Gulf of Mexico marine oilfield services market and customer deferrals of major maintenance projects throughout the marine diesel engine services market.

Cash Flow and Capital Expenditures

The Company continued to generate favorable operating cash flow during 2016 with net cash provided by operating activities of $414,038,000 compared with $521,305,000 of net cash provided by operating activities for 2015. The 21% decrease was primarily from a $85,166,000 decrease in net earnings, a net decrease of $12,452,000 in cash flows from changes in operating assets and liabilities, a $11,459,000 decrease in the provision for deferred income taxes and a $2,257,000 decrease in the amortization of major maintenance costs, partially offset by a $8,677,000 increase in depreciation and amortization expense. In addition, during the 2016 and 2015, the Company generated cash of $321,000 and $3,712,000, respectively, of proceeds from the exercise of stock options and $18,617,000 and $24,429,000, respectively, of proceeds from the disposition of assets.

For 2016, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $231,066,000, including $10,676,000 for inland tank barge and towboat construction, $14,884,000 in final costs for the construction of two 185,000 barrel coastal ATBs, one placed in service in late 2015 and the second in June 2016, $74,689,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one placed in service in November 2016 and the second scheduled to be placed in service in the summer of 2017, $10,098,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $6,593,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016, $18,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $114,108,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities, and $137,072,000 for acquisitions of businesses and marine equipment.  Cash generated and borrowings under the Company’s revolving credit facility in 2016 were also used for the repurchase of 35,000 shares of the Company’s common stock for $1,827,000 and the acquisitions of noncontrolling interests for $8,438,000.

The Company’s debt-to-capitalization ratio decreased to 23.1% at December 31, 2016 from 25.4% at December 31, 2015. The decrease was primarily due to a decrease of $52,047,000 in outstanding debt and the increase in total equity from net earnings attributable to Kirby for 2016 of $141,406,000 and the amortization of unearned equity compensation, partially offset by the acquisitions of noncontrolling interests of $8,460,000 and treasury stock purchases of $1,827,000. As of December 31, 2016, the Company had $225,986,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding.

During 2016, the Company took delivery of five new inland tank barges with a total capacity of approximately 141,000 barrels, acquired 27 inland tank barges from Seacor with a total capacity of approximately 807,000 barrels, transferred one tank barge into the inland fleet from the coastal fleet with a capacity of 31,000 barrels, added one leased inland tank barge with a capacity of 11,000 barrels, returned six leased inland tank barges and retired 50 inland tank barges, reducing its capacity by approximately 1,038,000 barrels. The net result was a reduction of 22 inland tank barges and approximately 48,000 barrels of capacity during 2016.

The Company projects that capital expenditures for 2017 will be in the $165,000,000 to $185,000,000 range. The 2017 construction program will consist of two inland tank barges with a total capacity of 57,000 barrels, one inland towboat, progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the summer of 2017, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboat will be approximately $3,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $7,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $16,000,000, progress payments on the six 5000 horsepower coastal ATB tugboats will be approximately $27,000,000 and final costs on the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $2,000,000. The balance of approximately $110,000,000 to $130,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Reduced crude oil volumes to be moved by tank barge due to additional pipelines, coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate, has resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity has placed inland and coastal tank barge rates under some pressure. As a result, the inland market for 2017 will be impacted by the pricing declines experienced throughout 2016.  However, with anticipated utilization in the mid 80% to low 90% levels for 2017, the industry could achieve a supply and demand balance during 2017, leading to modestly improving pricing in the second half of the year.  In addition, future inland tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the opening of new facilities should benefit the inland marine transportation markets.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes has increased available capacity and has resulted in some reluctance among certain customers to extend term contracts, which has led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry have added new coastal tank barge capacity during 2015 and 2016, with additional new capacity coming on-line in 2017 and 2018. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity. For 2017, the Company expects tank barge utilization for the coastal markets to be in the high 70% to low 80% range.

As of December 31, 2016, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 600 were over 30 years old and approximately 270 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2017. The Company estimates approximately 100 tank barges were ordered during 2015 and 2016 for delivery throughout 2016, of which five were for the Company, significantly less than the 260 new inland tank barges placed in service during 2015, 36 of which were for the Company.  The Company estimates that approximately 40 tank barges were ordered during 2016 for delivery throughout 2017, two of which are for the Company, and many older tank barges, including an expected 36 by the Company, will be retired, dependent on 2017 market conditions.  Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of December 31, 2016, the Company estimated there were approximately 295 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 35 of those were over 30 years old. In 2014 and 2015, the Company placed orders for the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, two 155,000 barrel coastal ATBs, one of which was placed in service in November 2016 and the other scheduled for delivery in the summer of 2017, one 35,000 barrel coastal petrochemical tank barge placed in service in December 2016 and two 4900 horsepower coastal tugboats.  In addition, the Company placed an order in 2016 for the construction of six 5000 horsepower coastal ATB tugboats for delivery in 2017 and 2018.  The Company is aware of eight coastal tank barges placed in service in 2016 by competitors and 11 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2017 and 2018.

In the land-based diesel engine services segment, the Company is experiencing a healthy rebound in service demand, particularly with pressure pumping unit remanufacturing.  The United States land rig count has improved from the lows of 2016, oil prices have recently traded at a consistent level in the mid-$50 per barrel range, and service intensity in the well completion business has increased.  The condition of the industry’s pressure pumping fleet is poor.  Based on these positive conditions, the Company anticipates that for 2017 the demand for pressure pumping unit remanufacturing will remain strong and that a small number of orders for new pressure pumping units and ancillary oilfield service support equipment will be received.

For the marine diesel engine services market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market throughout 2017, with the other marine markets to remain relatively consistent with 2016. The Company does anticipate some modest benefit from the VPS acquisition made in the 2016 fourth quarter. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

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

On June 2, 2016, the Company purchased four coastal tugboats from Crosby Marine Transportation LLC for $26,450,000 in cash. The four coastal tugboats have an average age of 13 years.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On April 15, 2016, the Company purchased the inland tank barge fleet of Seacor from subsidiaries of Seacor for a total value of $89,181,000. The assets purchased consisted of 27 inland 30,000 barrel tank barges and 14 inland towboats. The purchase price was comprised of $85,500,000 in cash and the transfer to Seacor of a Florida-based ship docking tugboat with a value of $3,681,000.  The average age of the 27 inland tank barges was ten years. Seacor, through its subsidiary, SCF Waxler Marine LLC, transported refined petroleum products, petrochemicals and black oil on the Mississippi River System and the Gulf Intracoastal Waterway. Financing of the acquisition was through the Company’s revolving credit facility.

Results of Operations

The Company reported 2016 net earnings attributable to Kirby of $141,406,000, or $2.62 per share, on revenues of $1,770,673,000, compared with 2015 net earnings attributable to Kirby of $226,684,000, or $4.11 per share, on revenues of $2,147,532,000, and 2014 net earnings attributable to Kirby of $282,006,000, or $4.93 per share, on revenues of $2,566,318,000.

Marine transportation revenues for 2016 were $1,471,893,000, or 83% of total revenues, compared with $1,663,090,000, or 77% of total revenues for 2015, and $1,770,684,000, or 69% of total revenues for 2014. Diesel engine services revenues for 2016 were $298,780,000, or 17% of total revenues, compared with $484,442,000, or 23% of total revenues for 2015, and $795,634,000, or 31% of total revenues for 2014.

In light of challenging market conditions, included in the 2016 first quarter results was $5,605,000 before taxes, or $.06 per share, of severance charges which were reflected in the marine transportation and diesel engine businesses and corporate staff in order to reduce costs. The 2015 first and third quarters included $1,225,000 and $702,000, respectively, of severance charges which were mainly reflected in the diesel engine services results. Also, the 2015 first quarter results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the diesel engine services segment.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2016, the Company operated 876 inland tank barges, including 34 leased barges, with a total capacity of 17.9 million barrels. This compares with 898 inland tank barges operated as of December 31, 2015, including 31 leased barges, with a total capacity of 17.9 million barrels. The Company operated an average of 234 inland towboats during 2016, of which an average of 73 were chartered, compared with 248 during 2015, of which an average of 84 were chartered. The Company’s coastal tank barge fleet as of December 31, 2016 consisted of 69 tank barges, including seven of which were leased, with 6.2 million barrels of capacity, and 75 tugboats, eight of which were chartered. This compares with 70 coastal tank barges operated as of December 31, 2015, eight of which were leased, with 6.0 million barrels of capacity, and 73 coastal tugboats, six of which were chartered. As of December 31, 2016 and 2015, the Company operated six offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel, as well as a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2016 (dollars in thousands):

	2016	2015	% Change 2015 to 2016	2014	% Change 2014 to 2015
Marine transportation revenues	$1,471,893	$1,663,090	(11)%	$1,770,684	(6)%

Costs and expenses:
Costs of sales and operating expenses	900,766	981,525	(8)	1,053,390	(7)
Selling, general and administrative	108,917	112,193	(3)	119,087	(6)
Taxes, other than on income	20,817	18,732	11	14,324	31
Depreciation and amortization	184,291	175,798	5	154,019	14
	1,214,791	1,288,248	(6)	1,340,820	(4)
Operating income	$257,102	$374,842	(31)%	$429,864	(13)%
Operating margins	17.5%	22.5%		24.3%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2016, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2016 Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	23%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2016 Compared with 2015

Marine Transportation Revenues

Marine transportation revenues for 2016 decreased 11% compared with 2015, primarily due to lower inland marine transportation term and spot contract pricing, lower inland and coastal equipment utilization, a 24% decline in the average cost of marine diesel fuel which is largely passed through to the customer, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the Seacor tank barges acquired in April 2016. For 2016 and 2015, the inland tank barge fleet contributed 67% and 68%, respectively, and the coastal fleet contributed 33% and 32%, respectively, of marine transportation revenues.

Inland marine transportation equipment utilization declined to the high 80% range at the end of 2016, occasionally declining to the low-to-mid 80% range during the year, from the 90% to 95% range at the beginning of 2016 and throughout 2015.  Coastal tank barge utilization levels also declined throughout 2016, from the high 80% to low 90% range in the first quarter to the low 80% level in the fourth quarter.  Coastal utilization levels were generally in the 90% to 95% range throughout the majority of 2015.

The petrochemical market, the Company’s largest market, contributed 49% of marine transportation revenues for 2016, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, aside from the negative impact of plant maintenance turnarounds. Also, demand for movements of certain upriver petrochemicals was strong in the 2016 second half. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 25% of marine transportation revenues for 2016, reflected lower fleet utilization due to commodity price volatility. During 2016, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at reduced levels compared with 2015.

The refined petroleum products market, which contributed 23% of marine transportation revenues for 2016, reflected increased volumes in the inland market as a result of the Seacor acquisition in April 2016, partially offset by soft demand in the coastal market, primarily a result of weak heating oil demand in the 2016 first quarter and the movement of vessels to the spot market at lower rates with increased idle time.

The agricultural chemicals market, which contributed 3% of marine transportation revenues for 2016, saw typical seasonal demand for transportation of both domestically produced and imported products during the first, third and fourth quarters and a decline in demand in the second quarter, primarily due to a shortened spring season.

For 2016, the inland operations incurred 7,278 delay days, 8% less than the 7,924 delay days that occurred during 2015.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2016 first quarter were challenging due to periodic high wind and heavy fog along the Gulf Coast.  Additionally, high water on the Mississippi River System led to tow size restrictions and added horsepower requirements, as well as slower transit times for most of the 2016 first quarter.  During the 2016 second quarter, operating conditions were seasonally normal, although high cross currents at floodgates and river crossings on the Gulf Intracoastal Waterway led to congestion and added delays at certain points along the Gulf Coast.  During the 2016 third quarter, operating conditions were seasonally normal, although there was significant flooding in Louisiana that caused some disruptions in the Gulf Intracoastal Waterway for a short period.  During the 2016 fourth quarter, dense fog and high winds along the Gulf Coast created operating challenges and ice on the Illinois River presented some short-term challenges for upriver transit times and efficiency.

During the first nine months of 2016 and all of 2015, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues.  During the 2016 fourth quarter, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues.  These allocations provide the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 52% of the inland revenues under term contracts during 2016 compared with 55% during 2015.

During 2016 and the 2015 third and fourth quarters, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues.  During the 2015 first and second quarters, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues.  The decrease in term contract revenues in 2016 and the 2015 third and fourth quarters reflected the continued trend of non-renewal of certain term contracts which put increased equipment in the spot contract market, leading to increased idle time. However, the coastal revenues reflected the new 185,000 barrel ATB placed in service in the 2015 fourth quarter under a long-term contract. The second new 185,000 barrel ATB was placed in service in June 2016, also under a long-term contract.  Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 85% of the coastal revenues under term contracts in 2016 as compared to 90% in 2015.

Rates on inland term contracts renewed in 2016 decreased in the 5% to 9% average range compared with term contracts renewed in 2015.  Spot contract rates, which include the cost of fuel, were relatively flat in the 2016 first quarter when compared with the 2015 fourth quarter and at or below term contract pricing during the balance of 2016. Effective January 1, 2016, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.5%, excluding fuel.

Rates on coastal term contracts renewed in 2016 were essentially flat when compared with term contracts renewed in 2015. Spot contract rates remained above term contract rates during the 2016 first quarter, fluctuated around term contract rates during the 2016 second quarter and fell below term contract rates during the 2016 third and fourth quarters.

Marine Transportation Costs and Expenses

Costs and expenses for 2016 decreased 6% compared with 2015. Costs of sales and operating expenses for 2016 decreased 8% compared with 2015, primarily reflecting lower business activity levels, lower fuel costs due to the decline in the price of diesel fuel and fewer inland towboats operated.

The inland marine transportation fleet operated an average of 234 towboats during 2016, of which an average of 73 towboats were chartered, compared with 248 during 2015, of which an average of 84 towboats were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the heavy ice and high water conditions that occurred in the 2016 first and fourth quarters, the Company charters-in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2016, the inland operations consumed 40.0 million gallons of diesel fuel compared to 42.9 million gallons consumed during 2015. The average price per gallon of diesel fuel consumed during 2016 was $1.46 compared with $1.92 for 2015. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Taxes, other than on income, for 2016 increased 11% compared with 2015. The increase is mainly due to higher property taxes on marine transportation equipment.

Selling, general and administrative expenses for 2016 decreased 3% compared with 2015, primarily a reflection of a $3,792,000 severance charge in the 2016 first quarter and the resulting cost savings in the 2016 second, third and fourth quarters, partially offset by salary increases effective August 1, 2016.

Depreciation and amortization for 2016 increased 5% compared with 2015.  The increases were primarily attributable to the Seacor acquisition and increased capital expenditures in both the inland and coastal fleets, including new inland tank barges and towboats, as well as a coastal 185,000 barrel ATB placed in service in the fourth quarter of 2015 and a second coastal 185,000 barrel ATB placed in service in the second quarter of 2016.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2016 decreased 31% compared with 2015. The operating margin for 2016 was 17.5% compared with 22.5% for 2015. The results primarily reflected lower inland marine transportation term and spot contract pricing, lower coastal spot contract pricing, lower inland utilization levels, an increase in the number of coastal vessels operating in the spot market which led to increased idle time and voyage costs, higher depreciation expense and the 2016 first quarter severance charge of $3,792,000, partially offset by savings from a reduction in force in early 2016 and during 2015, and a reduction in the average number of inland towboats operated.

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

During 2015 and 2014, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues, thereby providing the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 55% of the inland revenues under term contracts during 2015 compared with 56% during 2014.

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

Diesel Engine Services

The Company, through its diesel engine services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair medium-speed and high-speed diesel engines, transmissions, reduction gears, pumps, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and manufactures and remanufactures oilfield service equipment, including pressure pumping units. The Company primarily services the marine, power generation and the land-based oilfield service and oil and gas operator and producer markets.

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2016 (dollars in thousands):

	2016	2015	% Change 2015 to 2016	2014	% Change 2014 to 2015
Diesel engine services revenues	$298,780	$484,442	(38)%	$795,634	(39)%
			`
Costs and expenses:
Costs of sales and operating expenses	226,186	380,841	(41)	641,492	(41)
Selling, general and administrative	54,714	70,267	(22)	80,309	(13)
Taxes, other than on income	1,861	1,915	(3)	2,307	(17)
Depreciation and amortization	12,833	12,498	3	11,463	9
	295,594	465,521	(37)	735,571	(37)
Operating income	$3,186	$18,921	(83)%	$60,063	(68)%
Operating margins	1.1%	3.9%		7.5%

The following table shows the markets serviced by the Company, the revenue distribution for 2016, and the customers for each market:

Markets Serviced	2016 Revenue Distribution	Customers
Land-Based	48%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On-Highway Transportation

Marine	36%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	16%	Standby Power Generation, Pumping Stations

2016 Compared with 2015

Diesel Engine Services Revenues

Diesel engine services revenues for 2016 decreased 38% compared with 2015, primarily due to the lack of demand for the manufacture of pressure pumping units and other oilfield service equipment and for the sale and distribution of engines, transmissions and parts due to the impact of the decline in the price of crude oil and decreased drilling activity in North American shale formations. During 2016 third and fourth quarters, with the increase in the price of crude oil and resulting increase in drilling activity, the segment saw an increase in activity for the remanufacturing and servicing of pressure pumping units. The marine diesel engine services market remained at lower activity levels, primarily due to continued weakness in the Gulf of Mexico oilfield services market. In addition, customers continued to defer major maintenance projects in many regions of the marine diesel engine services market largely due to the weaker barge market and, to a lesser extent, the general economy.  The power generation market was relatively stable during 2016, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for 2016 decreased 37% compared with 2016. Costs of sales and operating expenses for 2016 decreased 41% compared with 2015, reflecting a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured, a decline in the sale and service of land-based engines, transmissions and parts and continued weakness in the marine markets. The 2016 first quarter, the 2015 first quarter and the 2015 third quarter selling, general and administrative expenses included severance charges of $1,436,000, $1,111,000 and $702,000, respectively, in response to the reduced activity in both the marine and land-based markets.

Diesel Engine Services Operating Income and Operating Margins

Operating income for 2016 decreased 83% compared with 2015.  The operating margin for 2016 was 1.1% compared with 3.9% for 2015. The results reflected continued weakness in the land-based market, the Gulf of Mexico marine oilfield services market and customer deferrals of major maintenance projects throughout the marine diesel engine services market.

2015 Compared with 2014

Diesel Engine Services Revenues

Diesel engine services revenues for 2015 decreased 39% compared with 2014, primarily due to the lack of demand for the manufacture and remanufacture of pressure pumping units and other oilfield service equipment in the land-based market and for decreased demand for service and distribution of parts, engines and transmissions due to impact of the decline in the price of crude oil and decreased drilling activity in North American shale formations. With the reduction in activity levels, oilfield service customers in the land-based market continued to delay new orders and postpone delivery of existing orders for new pressure pumping units and other oilfield service equipment. The marine diesel engine services market declined modestly, due primarily to weakness in the Gulf of Mexico oilfield services market. The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

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

General Corporate Expenses

General corporate expenses for 2016, 2015 and 2014 were $14,966,000, $14,773,000 and $14,896,000, respectively.  The increase for 2016 was 1% when compared to 2015.  The decrease for 2015 was less than 1% when compared to 2014.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $127,000 in 2016 compared with net gains on disposition of assets of $1,672,000 in 2015 and $781,000 in 2014. The net loss and gains were predominantly from the sale or retirement of marine equipment and, in the 2015 first quarter, the sale of the assets of a small diesel engine services product line.

Other Income and Expenses

The following table sets forth equity in earnings of affiliates, other expense, noncontrolling interests and interest expense for the three years ended December 31, 2016 (dollars in thousands):

	2016	2015	% Change 2015 to 2016	2014	% Change 2014 to 2015
Equity in earnings of affiliates	$532	$451	18%	$384	17%
Other expense	(291)	(663)	(56)%	(345)	92%
Noncontrolling interests	(1,398)	(1,286)	9%	(2,602)	(51)%
Interest expense	(17,690)	(18,738)	(6)%	(21,461)	(13)%

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2016 increased 9% compared with 2015 and decreased 51% for 2015 compared with 2014, primarily due to lower business levels at the Company’s 51% owned shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel with the Company acquiring the remaining 49% interest in December 2016.

Interest Expense

Interest expense for 2016 decreased 6% compared with 2015, primarily due to lower average debt levels.  Interest expense for 2015 decreased 13% compared with 2014, primarily due to lower interest rates and increased capitalized interest. During 2016, 2015 and 2014, the average debt and average interest rate (excluding capitalized interest expense) were $750,499,000 and 2.7%, $797,322,000 and 2.7%, and $682,616,000 and 3.2%, respectively. Interest expense for 2016, 2015 and 2014 excludes capitalized interest of $2,974,000, $3,026,000 and $639,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2016 were $4,303,499,000 compared with $4,152,281,000 at December 31, 2015 and $4,137,614,000 at December 31, 2014. The following table sets forth the significant components of the balance sheet as of December 31, 2016 compared with 2015 and 2015 compared with 2014 (dollars in thousands):

	2016	2015	% Change 2015 to 2016	2014	% Change 2014 to 2015
Assets:
Current assets	$646,555	$640,776	1%	$803,154	(20)%
Property and equipment, net	2,921,374	2,778,980	5	2,589,498	7
Investment in affiliates	2,622	2,090	25	2,539	(18)
Goodwill	598,131	586,718	2	591,405	(1)
Other assets	134,817	143,717	(6)	151,018	(5)
	$4,303,499	$4,152,281	4%	$4,137,614	—%

Liabilities and stockholders’ equity:
Current liabilities	$358,338	$361,917	(1)%	$594,027	(39)%
Long-term debt-less current portion	722,802	774,849	(7)	595,705	30
Deferred income taxes	719,057	669,808	7	595,769	12
Other long-term liabilities	90,435	66,511	36	87,200	(24)
Total equity	2,412,867	2,279,196	6	2,264,913	1
	$4,303,499	$4,152,281	4%	$4,137,614	—%

2016 Compared with 2015

Current assets as of December 31, 2016 increased 1% compared with December 31, 2015. Trade accounts receivable increased 2% driven by slower collections at the Company’s marine transportation segment and several large projects billed late in 2016 fourth quarter in the diesel engine services segment.  Prepaid expenses and other assets increased 9% primarily due to an increase in prepaid fuel and prepaid insurance.  Other accounts receivable decreased 7%, primarily due to a decrease in income tax receivable for income taxes overpaid in the 2015 fourth quarter partially offset by an increase in insurance claims receivables.

Property and equipment, net of accumulated depreciation, at December 31, 2016 increased 5% compared with December 31, 2015. The increase reflected $233,103,000 of capital expenditures for 2016, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in acquisitions of $127,400,000, less $192,450,000 of depreciation expense for 2016 and $22,871,000 of property disposals during 2016.

Goodwill at December 31, 2016 increased 2% compared with December 31, 2015 mainly due to the purchases of the inland tank barge fleet of Seacor in April 2016 and VPS in October 2016.

Other assets at December 31, 2016 decreased 6% compared with December 31, 2015 primarily due to the amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for 2016.  Partially offsetting the decrease was the addition of intangible assets as a result of the purchase of certain assets of VPS in October 2016.

Current liabilities as of December 31, 2016 decreased 1% compared with December 31, 2015. The decrease was primarily due to a 28% decrease in employee compensation due to lower employee incentive compensation accruals for 2016 and a 13% decrease in deferred revenues reflecting decreased advanced billings in the coastal marine transportation market and in the diesel engine services power generation market.   The decrease was partially offset by an increase of 14% in taxes other than on income due to the timing of property tax payments and an increase of 10% in accrued insurance premiums and claims.

Long-term debt, less current portion, as of December 31, 2016 decreased 7% compared with December 31, 2015, reflecting net payments of $52,848,000 on the revolving credit facility during 2016.  Net deferred debt issue costs were $3,184,000 and $3,985,000 at December 31, 2016 and 2015, respectively.

Deferred income taxes as of December 31, 2016 increased 7% compared with December 31, 2015. The increase was primarily due to the 2016 deferred tax provision of $51,296,000, the result of bonus tax depreciation on qualifying expenditures due to the Protecting Americans from Tax Hikes Act (“PATH”) of 2015. PATH continued the bonus tax percentage of 50% for qualifying expenditures placed in service in 2015 through 2017, but then phases down to 40% in 2018 and 30% in 2019.

Other long-term liabilities as of December 31, 2016 increased 36% compared with December 31, 2015. The increase was primarily due to an increase in the pension liability due to a lower discount rate and no contribution to the pension plan in 2016.

Total equity as of December 31, 2016 increased 6% compared with December 31, 2015. The increase was primarily the result of $141,406,000 of net earnings attributable to Kirby for 2016 and a $7,746,000 decrease in treasury stock, partially offset by a $2,324,000 decrease in additional paid-in capital due to the exercise of stock options at exercise prices below the cost of treasury stock issued and the issuance of restricted stock below the cost of treasury stock issued, a $6,321,000 decrease in accumulated other comprehensive income (“OCI”) and a decrease in noncontrolling interests of $6,836,000.  The decrease in treasury stock was mainly due to the issuance of restricted stock in connection with stock award plans, partially offset by purchases during 2016 of $1,827,000 of the Company’s common stock.  The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans and the decrease in noncontrolling interests was primarily due to the acquisition of the remaining interests in two partnerships in which the Company had the controlling interest.

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

Property and equipment, net of accumulated depreciation, at December 31, 2015 increased 7% compared with December 31, 2014. The increase reflected $343,269,000 of capital expenditures for 2015, more fully described under Capital Expenditures Reflected on the Balance Sheet below, and $41,250,000 for the purchase of six inland pressure tank barges in February 2015, less $183,714,000 of depreciation expense for 2015 and $10,430,000 of property disposals during 2015.

Goodwill at December 31, 2015 decreased 1% compared with December 31, 2014 mainly due to the sale of a diesel engine services compression systems business.

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

Deferred income taxes as of December 31, 2015 increased 12% compared with December 31, 2014. The increase was primarily due to the 2015 deferred tax provision of $62,755,000, the result of bonus tax depreciation on qualifying expenditures due to PATH.

Other long-term liabilities as of December 31, 2015 decreased 24% compared with December 31, 2014. The decrease was primarily due to a decrease in the pension liability due to a higher discount rate and a $10,000,000 contribution to the pension plan.

Total equity as of December 31, 2015 increased 1% compared with December 31, 2014. The increase was primarily the result of  $226,684,000 of net earnings attributable to Kirby for 2015, a $6,308,000 increase in additional paid-in capital and a $16,351,000 increase in accumulated OCI, partially offset by a $234,568,000 increase in treasury stock. The increase in treasury stock was attributable to purchases during 2015 of $241,105,000 of the Company’s common stock, partially offset by the exercise of stock options and the issuance of restricted stock. The increase in additional paid-in capital was due to the excess of proceeds received upon exercise of stock options and the issuance of restricted stock over the cost of the treasury stock issued. The increase in accumulated OCI primarily resulted from the decrease in unrecognized losses related to the Company’s defined benefit plans.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. No pension contribution was made in 2016 for the 2016 year and the pension contribution for the 2015 year was $10,000,000.  The fair value of plan assets was $257,517,000 and $243,588,000 at December 31, 2016 and December 31, 2015, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 4.2% and 4.5% in 2016 and 2015, respectively, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $4,200,000. The Company assumed that plan assets would generate a long-term rate of return of 7.0% and 7.5% in 2016 and 2015, respectively. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The Company has a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2016, the Company was in compliance with all Revolving Credit Facility covenants and had $225,986,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,518,000 as of December 31, 2016.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2016, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as December 31, 2016. Outstanding letters of credit under the Credit Line were $1,012,000 as of December 31, 2016.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for 2016 were $233,103,000, including $10,676,000 for inland tank barge and towboat construction, $14,884,000 in final costs for the construction of two 185,000 barrel coastal ATBs, one placed in service in late 2015 and the second in June 2016, $74,689,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one placed in service in November 2016 and the second scheduled to be placed in service in the summer of 2017, $10,098,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $6,593,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016, $18,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $116,145,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities. The Company purchased the inland tank barge fleet of Seacor for $88,196,000 in April 2016, excluding the transfer of a coastal tugboat to Seacor and goodwill of $985,000, four coastal tugboats for $26,450,000 in June 2016 and a previously leased coastal tank barge for $12,753,000 in June 2016. Capital expenditures for 2015 were $343,269,000, including $70,956,000 for inland tank barge and towboat construction, $74,442,000 for progress payments on the construction of two 185,000 barrel coastal ATBs, one of which was placed in service in late 2015 and the second in June 2016, $33,030,000 for progress payments on the construction of two 155,000 barrel coastal ATBs, one placed in service in November 2016 and one scheduled to be placed in service in the summer of 2017, $8,468,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $1,600,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016 and $154,773,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine service facilities. The Company purchased six inland pressure tank barges for $41,250,000 in February 2015.  Financing of the construction of the inland tank barges and towboats, the coastal tank barge and tugboat units, the coastal tugboats, the coastal petrochemical tank barge and purchases of the inland tank barge fleet of Seacor, the four coastal tugboats, the previously leased coastal tank barge, and the six inland pressure tank barges was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2016, the Company took delivery of five new inland tank barges with a total capacity of approximately 141,000 barrels, acquired 27 inland tank barges from Seacor with a total capacity of approximately 807,000 barrels, transferred one tank barge into the inland fleet from the coastal fleet with a capacity of 31,000 barrels, added one leased inland tank barge with a capacity of 11,000 barrels, returned six leased inland tank barges and retired 50 inland tank barges, reducing its capacity by approximately 1,038,000 barrels. The net result was a reduction of 22 inland tank barges and approximately 48,000 barrels of capacity during 2016.

The Company projects that capital expenditures for 2017 will be in the $165,000,000 to $185,000,000 range. The 2017 construction program will consist of two inland tank barges with a total capacity of 57,000 barrels, one inland towboat, progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the summer of 2017, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboat will be approximately $3,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $7,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $16,000,000, progress payments on the six 5000 horsepower coastal ATB tugboats will be approximately $27,000,000 and final costs on the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $2,000,000. The balance of approximately $110,000,000 to $130,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

In February 2016, the Company purchased 35,000 shares of its common stock for $1,827,000, for an average price of $52.53 per share. As of February 22, 2017, the Company had approximately 1,411,000 shares available under its existing repurchase authorizations. The treasury stock purchases are financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $414,038,000, $521,305,000 and $438,909,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $12,452,000 compared with a net increase in 2015 of $3,530,000.

The 2015 year experienced a net increase in cash flows from changes in operating assets and liabilities of $3,530,000 compared with a net decrease in 2014 of $125,761,000.  The increase was primarily due to a decrease in receivables in 2015 due to reduced business activity levels compared to an increase in receivables and inventory during 2014 due to increased business activity levels in the land-based diesel engine services market.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 22, 2017, $342,280,000 under its Revolving Credit Facility and $8,988,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $550,000,000 and expires April 30, 2020.  As of December 31, 2016, the Company had $324,014,000 available under the Revolving Credit Facility.  The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flow in 2017. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $13,983,000 at December 31, 2016, including $3,799,000 in letters of credit and $10,184,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2016 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$725,986	$—	$—	$375,986	$350,000
Non-cancelable operating leases — barges	31,579	10,419	13,299	5,387	2,474
Non-cancelable operating leases — towing vessels	104,795	83,949	20,846	—	—
Non-cancelable operating leases — land, buildings and equipment	120,810	12,027	19,878	14,515	74,390
Barge and towing vessel construction contracts	95,603	54,032	41,571	—	—
	$1,078,773	$160,427	$95,594	$395,888	$426,864

Approximately half of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an ABO basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2016, the pension plan was funded at 94% of the ABO.

Accounting Standards

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the provisions of ASU 2016-09 on January 1, 2017 and the Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements. However, the adoption will result in some income statement volatility in 2017 and beyond due to the requirement that the tax effects of exercised or vested equity awards be recognized as discrete items in income tax expense or benefit in the income statement in the reporting period in which they occur.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. The Company has formed a project team to evaluate the impact that the adoption of this standard will have on its consolidated financial statements and disclosures. The project team has completed training on the new standard and has started lease review and documentation, but the Company has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company will adopt the provisions of ASU 2015-17 on January 1, 2017 and the Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim period or annual reporting period. The Company will adopt the provisions of ASU 2015-11 on January 1, 2017 and the Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable.    Adoption of ASU 2014-15 as of December 31, 2016 did not impact the Company’s financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company has formed a project team to evaluate the standard and determine the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The project team has completed training on the new standard and has started contract review and documentation. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2017 interest expense by $172,000 based on balances outstanding at December 31, 2016, and would change the fair value of the Company’s debt by less than 1%.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 97).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2016, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10	Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2016, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kirby Corporation:

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kirby Corporation and consolidated subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirby Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kirby Corporation:

We have audited Kirby Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kirby Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirby Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirby Corporation and consolidated subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 23, 2017

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,634	$5,885
Accounts receivable:
Trade — less allowance for doubtful accounts of $7,240 ($9,374 in 2015)	297,177	290,931
Other	95,327	102,443
Inventories — at lower of average cost or market	185,402	184,511
Prepaid expenses and other current assets	49,411	45,283
Deferred income taxes	13,604	11,723
Total current assets	646,555	640,776

Property and equipment:
Marine transportation equipment	4,071,972	3,806,850
Land, buildings and equipment	256,925	252,913
	4,328,897	4,059,763
Accumulated depreciation	1,407,523	1,280,783
Property and equipment — net	2,921,374	2,778,980
Investment in affiliates	2,622	2,090
Goodwill	598,131	586,718
Other assets	134,817	143,717
Total assets	$4,303,499	$4,152,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Income taxes payable	3,288	3,564
Accounts payable	134,571	132,799
Accrued liabilities:
Interest	5,397	5,412
Insurance premiums and claims	123,371	111,705
Employee compensation	26,916	37,243
Taxes — other than on income	15,481	13,525
Other	13,313	16,369
Deferred revenues	36,001	41,300
Total current liabilities	358,338	361,917
Long-term debt — less current portion	722,802	774,849
Deferred income taxes	719,057	669,808
Other long-term liabilities	90,435	66,511
Total long-term liabilities	1,532,294	1,511,168

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 in 2016 and 2015	5,978	5,978
Additional paid-in capital	432,459	434,783
Accumulated other comprehensive income — net	(51,007)	(44,686)
Retained earnings	2,342,236	2,200,830
Treasury stock — at cost, 5,921,000 shares in 2016 and 6,056,000 in 2015	(320,348)	(328,094)
Total Kirby stockholders’ equity	2,409,318	2,268,811
Noncontrolling interests	3,549	10,385
Total equity	2,412,867	2,279,196
Total liabilities and equity	$4,303,499	$4,152,281

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,471,893	$1,663,090	$1,770,684
Diesel engine services	298,780	484,442	795,634
Total revenues	1,770,673	2,147,532	2,566,318

Costs and expenses:
Costs of sales and operating expenses	1,126,952	1,362,366	1,694,882
Selling, general and administrative	174,752	193,237	210,416
Taxes, other than on income	22,730	20,699	16,677
Depreciation and amortization	200,917	192,240	169,312
Loss (gain) on disposition of assets	127	(1,672)	(781)
Total costs and expenses	1,525,478	1,766,870	2,090,506
Operating income	245,195	380,662	475,812
Equity in earnings of affiliates	532	451	384
Other expense	(291)	(663)	(345)
Interest expense	(17,690)	(18,738)	(21,461)
Earnings before taxes on income	227,746	361,712	454,390
Provision for taxes on income	(84,942)	(133,742)	(169,782)

Net earnings	142,804	227,970	284,608
Less: Net earnings attributable to noncontrolling interests	(1,398)	(1,286)	(2,602)
Net earnings attributable to Kirby	$141,406	$226,684	$282,006

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.63	$4.12	$4.95
Diluted	$2.62	$4.11	$4.93

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	($ in thousands)

Net earnings	$142,804	$227,970	$284,608
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(6,321)	16,322	(44,294)
Foreign currency translation adjustments	—	29	(35)
Change in fair value of derivative instruments	—	—	85
Total other comprehensive income (loss), net of taxes	(6,321)	16,351	(44,244)

Total comprehensive income, net of taxes	136,483	244,321	240,364
Net earnings attributable to noncontrolling interests	(1,398)	(1,286)	(2,602)
Comprehensive income attributable to Kirby	$135,085	$243,035	$237,762

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	($ in thousands)
Cash flows from operating activities:
Net earnings	$142,804	$227,970	$284,608
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	200,917	192,240	169,312
Provision (credit) for doubtful accounts	(467)	1,426	3,577
Provision for deferred income taxes	51,296	62,755	77,976
Loss (gain) on disposition of assets	127	(1,672)	(781)
Equity in earnings of affiliates, net of distributions and contributions	(532)	449	(384)
Amortization of unearned share-based compensation	11,675	11,104	11,591
Amortization of major maintenance costs	19,869	22,126	16,409
Amortization of debt issuance costs	801	1,377	2,362
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(12,750)	129,908	(176,544)
Inventory	3,182	(7,320)	(56,468)
Other assets	(30,853)	(15,551)	(14,145)
Income taxes payable	15,413	477	(4,544)
Accounts payable	(1,739)	(81,808)	44,645
Accrued and other liabilities	14,295	(22,176)	81,295
Net cash provided by operating activities	414,038	521,305	438,909

Cash flows from investing activities:
Capital expenditures	(231,066)	(345,475)	(355,144)
Acquisitions of businesses and marine equipment	(137,072)	(41,250)	(31,800)
Proceeds from disposition of assets	18,617	24,429	10,393
Net cash used in investing activities	(349,521)	(362,296)	(376,551)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(52,848)	160,784	75,550
Payments on long-term debt	—	(100,000)	(108,000)
Return of investment to noncontrolling interests	(1,976)	(1,778)	(3,192)
Proceeds from exercise of stock options	321	3,712	7,519
Purchase of treasury stock	(1,827)	(241,105)	(15,321)
Payment of contingent liability	—	—	(4,756)
Acquisitions of noncontrolling interest	(8,438)	—	—
Excess tax benefit from equity compensation plans	—	964	6,119
Net cash used in financing activities	(64,768)	(177,423)	(42,081)

Increase (decrease) in cash and cash equivalents	(251)	(18,414)	20,277
Cash and cash equivalents, beginning of year	5,885	24,299	4,022
Cash and cash equivalents, end of year	$5,634	$5,885	$24,299

Supplemental disclosures of cash flow information:
Interest paid	$19,878	$20,586	$19,622
Income taxes paid	$18,162	$69,584	$90,460
Capital expenditures included in accounts payable	$(2,037)	$2,206	$—
Fair value of property transferred in acquisition	$3,681	$—	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	($ in thousands)
Common stock:
Balance at beginning and end of year	$5,978	$5,978	$5,978

Additional paid-in capital:
Balance at beginning of year	$434,783	$428,475	$410,615
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	(755)	3,530	8,345
Tax benefit (expense) realized from equity compensation plans	(824)	964	6,119
Issuance of restricted stock, net of forfeitures	(10,218)	(9,290)	(8,195)
Amortization of unearned compensation	11,675	11,104	11,591
Acquisitions of noncontrolling interests	(2,202)	—	—
Balance at end of year	$432,459	$434,783	$428,475

Accumulated other comprehensive income:
Balance at beginning of year	$(44,686)	$(61,037)	$(16,793)
Other comprehensive income (loss), net of taxes	(6,321)	16,351	(44,244)
Balance at end of year	$(51,007)	$(44,686)	$(61,037)

Retained earnings:
Balance at beginning of year	$2,200,830	$1,974,146	$1,692,140
Net earnings attributable to Kirby for the year	141,406	226,684	282,006
Balance at end of year	$2,342,236	$2,200,830	$1,974,146

Treasury stock:
Balance at beginning of year	$(328,094)	$(93,526)	$(81,254)
Purchase of treasury stock (35,000 in 2016 and 3,316,000 in 2015)	(1,827)	(241,105)	(15,321)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (170,000 in 2016, 166,000 in 2015 and 211,000 in 2014)	9,573	6,537	3,049
Balance at end of year	$(320,348)	$(328,094)	$(93,526)

Noncontrolling interests:
Balance at beginning of year	$10,385	$10,877	$11,467
Net earnings attributable to noncontrolling interests	1,398	1,286	2,602
Return of investment to noncontrolling interests	(1,976)	(1,778)	(3,192)
Acquisitions of noncontrolling interests	(6,258)	—	—
Balance at the end of year	$3,549	$10,385	$10,877

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Kirby Corporation and all majority-owned subsidiaries (“the Company”).  All investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to reflect the current presentation of financial information.

Accounting Policies

Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2016 and 2015 were $84,453,000 and $90,166,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and diesel engine services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2016 and 2015 were $88,182,000 and $77,684,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of major maintenance costs of $19,869,000, $22,126,000 and $16,409,000 for the years ended December 31, 2016, 2015 and 2014, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $2,974,000, $3,026,000 and $639,000 for the years ending December 31, 2016, 2015 and 2014, respectively.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2016 and 2015. For 2016 and 2015, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate. The gross carrying value of goodwill at December 31, 2016 and 2015 was $615,598,000 and $604,185,000, respectively, and accumulated amortization at December 31, 2016 and 2015 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2016 and 2015.

Net goodwill for the marine transportation segment was $382,227,000 and $381,243,000 at December 31, 2016 and 2015, respectively. The increase in net goodwill for the marine transportation segment was due to the purchase of an inland tank barge fleet in 2016 which is more fully described in Note 2, Acquisitions.  Net goodwill for the diesel engine services segment was $215,904,000 and $205,475,000 at December 31, 2016 and 2015, respectively. The increase in net goodwill for the diesel engine services segment was mainly due to the acquisition of an engine supply and repair business in 2016, also more fully described in Note 2, Acquisitions.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for 2016, 2015 and 2014 were $23,085,000, $23,737,000 and $25,416,000, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the provisions of ASU 2016-09 on January 1, 2017 and the Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements. However, the adoption will result in some income statement volatility in 2017 and beyond due to the requirement that the tax effects of exercised or vested equity awards be recognized as discrete items in income tax expense or benefit in the income statement in the reporting period in which they occur.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. The Company has formed a project team to evaluate the impact that the adoption of this standard will have on its consolidated financial statements and disclosures. The project team has completed training on the new standard and has started lease review and documentation, but the Company has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company will adopt the provisions of ASU 2015-17 on January 1, 2017 and the Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim period or annual reporting period.  The Company will adopt the provisions of ASU 2015-11 on January 1, 2017 and the Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable.  Adoption of ASU 2014-15 as of December 31, 2016 did not impact the Company’s financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company has formed a project team to evaluate the standard and determine the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The project team has completed training on the new standard and has started contract review and documentation. The Company has not yet selected a transition method nor has it determined the effect of ASU 2014-09 on its ongoing financial reporting.

(2) ACQUISITIONS

On October 11, 2016, the Company purchased certain assets of Valley Power Systems, Inc. and Valley Power Systems Northwest, Inc. (collectively “VPS”) for $11,440,000 in cash. The assets purchased are mainly related to the EMD Power Products (“EMD”) engine supply and repair business of VPS and include an EMD distributor agreement to sell engines in nine western states.  As a result of the acquisition, the Company recorded $8,330,000 of goodwill and $2,070,000 of intangibles with a weighted average amortization period of approximately 15 years.  The Company expects all of the goodwill to be deductible for tax purposes.

On June 30, 2016, the Company purchased an 80,000 barrel coastal tank barge from TD Equipment Finance, Inc. (“TD Equipment”) for $13,682,000 in cash. The Company had been leasing the barge from TD Equipment prior to its purchase.

On June 2, 2016, the Company purchased four coastal tugboats from Crosby Marine Transportation LLC for $26,450,000 in cash. The four coastal tugboats have an average age of 13 years.

On April 15, 2016, the Company purchased the inland tank barge fleet of SEACOR Holdings Inc. (“Seacor”) from subsidiaries of Seacor for a total value of $89,181,000. The assets purchased consisted of 27 inland 30,000 barrel tank barges and 14 inland towboats.  The purchase price was comprised of $85,500,000 in cash and the transfer to Seacor of a Florida-based ship docking tugboat with a value of $3,681,000. The average age of the 27 inland tank barges was ten years. Seacor, through its subsidiary, SCF Waxler Marine LLC, transported refined petroleum products, petrochemicals and black oil on the Mississippi River System and the Gulf Intracoastal Waterway. As a result of the acquisition, the Company recorded $985,000 of goodwill and expects all of the goodwill to be deductible for tax purposes. No intangibles other than goodwill were identified in the acquisition.

Pro forma results of the acquisitions made in 2016 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(3) Inventories

The following table presents the details of inventories as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Finished goods	$178,740	$163,501
Work in process	6,662	21,010
	$185,402	$184,511

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

Certain assets are measured at fair value on a nonrecurring basis.  These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2016 and 2015, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5) Long-Term Debt

Long-term debt at December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Long-term debt, including current portion:
$550,000,000 revolving credit facility due April 30, 2020	$225,986	$278,834
$150,000,000 senior notes Series A due February 27, 2020	150,000	150,000
$350,000,000 senior notes Series B due February 27, 2023	350,000	350,000
$10,000,000 credit line due June 30, 2017	—	—
	$725,986	$778,834
Unamortized debt issuance costs	(3,184)	(3,985)
	$722,802	$774,849

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2017	$—
2018	—
2019	—
2020	375,986
2021	—
Thereafter	350,000
$725,986

The Company has a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions.  As of December 31, 2016, the Company was in compliance with all Revolving Credit Facility covenants and had $225,986,000 of debt outstanding under the Revolving Credit Facility.  The average borrowing under the Revolving Credit Facility during 2016 was $249,247,000, computing by averaging the daily balance, and the weighted average interest rate was 1.5%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,518,000 as of December 31, 2016.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2016, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as December 31, 2016. Outstanding letters of credit under the Credit Line were $1,012,000 as of December 31, 2016.

The estimated fair value of total debt outstanding at December 31, 2016 and 2015 was $715,330,000 and $764,781,000, respectively, which differs from the carrying amount of $722,802,000 and $774,849,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.

(6) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Earnings before taxes on income — United States	$227,746	$361,712	$454,390

Provision for taxes on income:
Federal:
Current	$28,919	$64,707	$81,953
Deferred	49,685	59,582	72,920
State and local	6,338	9,453	14,909
	$84,942	$133,742	$169,782

During the three years ended December 31, 2016, 2015 and 2014, the tax benefit (expense) related to the exercise of stock options and the issuance of restricted stock that were allocated directly to additional paid-in capital were $(824,000), $964,000 and $6,119,000, respectively.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2016, 2015 and 2014 due to the following:

	2016	2015	2014
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.8	1.7	2.2
Other – net	.5	.3	.2
	37.3%	37.0%	37.4%

The tax effects of temporary differences that give rise to significant portions of the current deferred tax assets and non-current deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Current deferred tax assets:
Compensated absences	$739	$829
Allowance for doubtful accounts	2,534	3,288
Insurance accruals	6,218	4,234
Other	4,113	3,372
	$13,604	$11,723

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Postretirement health care benefits	$2,234	$2,501
Insurance accruals	2,910	3,410
Deferred compensation	11,124	10,534
Unrealized loss on defined benefit plans	28,832	25,245
Operating loss carryforwards	7,846	5,188
Other	21,622	20,702
Valuation allowances	(7,417)	(4,716)
	67,151	62,864

Deferred tax liabilities:
Property	(654,751)	(604,737)
Deferred state taxes	(54,812)	(53,542)
Pension benefits	(2,799)	(8,471)
Goodwill and other intangibles	(51,551)	(44,185)
Other	(22,295)	(21,737)
	(786,208)	(732,672)
	$(719,057)	$(669,808)

The Company has determined that it is more likely than not that all federal deferred tax assets at December 31, 2016 will be realized, including its operating loss carryforwards of $429,000 that expire in various amounts through 2030.

The valuation allowance for state deferred tax assets as of December 31, 2016 and 2015 was $7,417,000 and $4,716,000, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized.  Expiration of these state net operating loss carryforwards vary by state through 2036 and none will expire in fiscal 2017. Total deferred tax assets were $88,172,000 and $79,303,000 as of December 31, 2016 and 2015, respectively. Total deferred tax assets, net of valuation allowances, were $80,755,000 and $74,587,000 as of December 31, 2016 and 2015, respectively.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2013 through 2015 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2010 through 2015 tax years.

As of December 31, 2016, the Company has provided a liability of $2,573,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1,737,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2017 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$1,958	$1,171	$949
Additions based on tax positions related to the current year	187	339	470
Additions for tax positions of prior years	867	785	39
Reductions for tax positions of prior years	(441)	(337)	(287)
Settlements	(552)	—	—
Balance at end of year	$2,019	$1,958	$1,171

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense of $88,000, $216,000 and $40,000 in interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had $554,000, $522,000 and $306,000 of accrued liabilities for the payment of interest and penalties at December 31, 2016, 2015 and 2014, respectively.

(7) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 12 years expiring at various dates through 2023. Lease agreements for towing vessels chartered by the Company have terms from 30 days to five years expiring at various dates through 2019; however, approximately half of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Rental expense:
Marine equipment — barges	$13,791	$14,092	$19,780
Marine equipment — towing vessels	137,609	143,067	136,331
Other buildings and equipment	11,182	9,383	9,146
Rental expense	$162,582	$166,542	$165,257

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2016 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	And Equipment	Barges	Towing Vessels	Total
2017	$12,027	$10,419	$83,949	$106,395
2018	11,049	8,718	20,532	40,299
2019	8,829	4,581	314	13,724
2020	7,508	3,813	—	11,321
2021	7,007	1,574	—	8,581
Thereafter	74,390	2,474	—	76,864
	$120,810	$31,579	$104,795	$257,184

(8) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Compensation cost	$11,675	$11,104	$11,591
Income tax benefit	$4,378	$4,120	$4,358

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan.  At December 31, 2016, 1,987,512 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2016, 2015 and 2014:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2013	379,604	$55.42
Granted	75,204	$98.91
Exercised	(119,276)	$42.07
Canceled or expired	(12,576)	$68.89
Outstanding at December 31, 2014	322,956	$69.95
Granted	114,894	$74.99
Exercised	—	$—
Canceled or expired	(7,418)	$86.28
Outstanding at December 31, 2015	430,432	$71.01
Granted	186,706	$53.50
Exercised	—	$—
Canceled or expired	(16,017)	$80.17
Outstanding at December 31, 2016	601,121	$65.33

Under the employee plan, stock options exercisable were 321,942, 239,518 and 157,140 at December 31, 2016, 2015 and 2014, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$31.35 – $36.35	16,910	0.1	$32.82		16,910	$32.82
$46.74 – $51.23	212,335	4.8	$50.03		56,629	$46.74
$64.89 – $74.99	302,735	4.1	$70.29		202,309	$69.51
$93.64 – $96.85	33,987	4.1	$94.31		22,658	$94.31
$101.46 – $104.37	35,154	4.2	$102.60		23,436	$102.60
$31.35 – $104.37	601,121	4.2	$65.33	$4,175,000	321,942	$67.73	$1,747,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2016, 2015 and 2014:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	399,278	$54.92
Granted	97,706	$97.46
Vested	(141,870)	$45.64
Forfeited	(33,661)	$63.56
Nonvested balance at December 31, 2014	321,453	$71.04
Granted	122,740	$75.04
Vested	(113,958)	$60.73
Forfeited	(18,508)	$82.00
Nonvested balance at December 31, 2015	311,727	$75.73
Granted	190,610	$53.56
Vested	(105,109)	$69.93
Forfeited	(19,573)	$76.06
Nonvested balance at December 31, 2016	377,655	$66.14

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31 2016, 522,457 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2016, 2015, and 2014:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2013	320,322	$50.64
Granted	42,000	$99.52
Exercised	(63,988)	$39.08
Outstanding at December 31, 2014	298,334	$60.01
Exercised	(77,905)	$47.65
Outstanding at December 31, 2015	220,429	$64.37
Exercised	(9,000)	$35.72
Canceled or expired	(6,000)	$99.52
Outstanding at December 31, 2016	205,429	$64.60

Under the director plan, options exercisable were 205,429, 220,429 and 298,334 at December 31, 2016, 2015 and 2014, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60 – $36.82	21,000	0.9	$32.69		21,000	$32.69
$41.24 – $56.45	71,276	2.7	$52.34		71,276	$52.34
$61.89 – $62.48	41,153	4.8	$62.34		41,153	$62.34
$75.17 – $99.52	72,000	5.7	$87.35		72,000	$87.35
$29.60 – $99.52	205,429	4.0	$64.60	$1,891,000	205,429	$64.60	$1,891,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2016, 2015 and 2014:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2013	384	$75.65
Granted	8,160	$99.52
Vested	(8,252)	$98.41
Nonvested balance at December 31, 2014	292	$99.52
Granted	20,350	$78.52
Vested	(18,851)	$79.77
Nonvested balance at December 31, 2015	1,791	$68.73
Granted	23,074	$64.89
Vested	(24,518)	$65.17
Nonvested balance at December 31, 2016	347	$64.89

The total intrinsic value of all stock options exercised under all of the Company’s plans was $266,000, $2,555,000 and $11,671,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $100,000, $948,000 and $4,388,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $6,928,000, $10,270,000 and $14,847,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,598,000, $3,810,000 and $5,583,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $3,422,000 of unrecognized compensation cost related to nonvested stock options and $18,055,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.4 years and restricted stock over approximately 3.1 years. The total fair value of stock options vested was $2,495,000, $2,180,000 and $3,759,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of the restricted stock vested was $6,928,000, $10,270,000 and $14,847,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $17.30, $25.18 and $36.05, respectively. The fair value of the stock options granted during the years ended December 31, 2016, 2015 and 2014 was $3,231,000, $2,893,000 and $4,226,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Dividend yield	None	None	None
Average risk-free interest rate	1.5%	1.3%	2.0%
Stock price volatility	30%	33%	33%
Estimated option term	Six years	Six years	Six years or seven years

(9) Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

The fair value of plan assets was $257,517,000 and $243,588,000 at December 31, 2016 and 2015 respectively. As of December 31, 2016 and 2015, these assets were allocated among asset categories as follows:

Asset Category	2016	2015	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	51%	50%	30% — 50%— 70%
International equity securities	19%	18%	0% — 20%— 30%
Debt securities	30%	28%	15% — 30%— 55%
Cash and cash equivalents	—%	4%	0% — 0%— 5%
	100%	100%

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.0% and 7.5% in 2016 and 2015, respectively. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy has historically been to contribute an amount equal to the greater of the minimum required contribution under ERISA or the amount necessary to fully fund the plan on an accumulated benefit obligation (“ABO”) basis at the end of the fiscal year. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 94% of the pension plan’s ABO at December 31, 2016.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$297,325	$315,075	$1,526	$1,637	$891	$1,264
Service cost	13,402	14,683	—	—	—	—
Interest cost	14,123	13,302	65	64	29	36
Actuarial loss (gain)	19,120	(39,474)	12	(30)	(198)	(321)
Gross benefits paid	(6,794)	(6,261)	(146)	(145)	(47)	(88)
Benefit obligation at end of year	$337,176	$297,325	$1,457	$1,526	$675	$891

Accumulated benefit obligation at end of year	$272,591	$238,775	$1,457	$1,526	$675	$891

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	4.2%	4.5%	4.2%	4.5%	4.2%	4.5%
Rate of compensation increase	Service- based table	Service- based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.0%	6.5%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2021	2019

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$74	$107
Decrease	—	—	—	—	(64)	(93)

Change in plan assets
Fair value of plan assets at beginning of year	$243,588	$242,275	$—	$—	$—	$—
Actual return on plan assets	20,723	(2,426)	—	—	—	—
Employer contribution	—	10,000	146	145	47	88
Gross benefits paid	(6,794)	(6,261)	(146)	(145)	(47)	(88)
Fair value of plan assets at end of year	$257,517	$243,588	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2016 and 2015 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2016	2015	2016	2015	2016	2015
Funded status at end of year
Fair value of plan assets	$257,517	$243,588	$—	$—	$—	$—
Benefit obligations	(337,176)	(297,325)	(1,457)	(1,526)	(675)	(891)
Funded status and amount recognized at end of year	$(79,659)	$(53,737)	$(1,457)	$(1,526)	$(675)	$(891)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$—	$—	$—	$—	$—
Current liability	—	—	(150)	(149)	(56)	(68)
Long-term liability	(79,659)	(53,737)	(1,307)	(1,377)	(619)	(823)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$87,658	$77,940	$494	$508	$(5,773)	$(6,319)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$87,658	$77,940	$494	$508	$(5,773)	$(6,319)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2016 and 2015 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2016	2015	2016	2015
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$337,176	$297,325	$1,457	$1,526
Fair value of plan assets at end of year	257,517	243,588	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2016	2015	2016	2015
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$337,176	$—	$1,457	$1,526
Accumulated benefit obligation at end of year	272,591	—	1,457	1,526
Fair value of plan assets at end of year	257,517	—	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2016 and 2015 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2016	2015	2016	2015	2016	2015
Expected employer contributions
First year	$—	$—	$153	$152	$50	$70

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2016	2015	2016	2015	2016	2015
Expected benefit payments (gross)
Year one	$8,032	$7,678	$153	$152	$58	$81
Year two	8,835	8,298	157	157	58	86
Year three	9,646	9,013	155	154	58	86
Year four	10,400	9,748	151	152	58	86
Year five	11,201	10,415	148	149	57	85
Next five years	70,419	63,860	514	608	199	341

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2016	2015	2016	2015	2016	2015
Expected federal subsidy
Year one	$—	$—	$—	$—	$(7)	$(11)
Year two	—	—	—	—	(7)	(11)
Year three	—	—	—	—	(7)	(11)
Year four	—	—	—	—	(7)	(12)
Year five	—	—	—	—	(7)	(12)
Next five years	—	—	—	—	(33)	(55)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$13,402	$14,683	$10,645	$—	$—	$—
Interest cost	14,123	13,302	12,839	65	64	73
Expected return on plan assets	(16,805)	(17,921)	(18,858)	—	—	—
Amortization:
Actuarial loss	5,484	7,728	701	26	28	16
Prior service credit	—	—	—	—	—	—
Net periodic benefit cost	16,204	17,792	5,327	91	92	89

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	15,203	(19,127)	72,737	12	(30)	180
Recognition of actuarial loss	(5,484)	(7,728)	(701)	(26)	(28)	(16)
Recognition of prior service credit	—	—	—	—	—	—
Total recognized in other comprehensive income	9,719	(26,855)	72,036	(14)	(58)	164

Total recognized in net periodic benefit cost and other comprehensive income	$25,923	$(9,063)	$77,363	$77	$34	$253
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.5%	4.1%	5.0%	4.5%	4.1%	5.0%
Expected long-term rate of return on plan assets	7.0%	7.5%	7.5%	—	—	—
Rate of compensation increase	Service- based table	4.25%	4.25%	—	—	—

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$5,477	$28
Prior service credit	—	—
	$5,477	$28

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	29	36	110
Amortization:
Actuarial gain	(747)	(793)	(649)
Prior service cost	—	—	—
Net periodic benefit cost	(718)	(757)	(539)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	(198)	(322)	(1,065)
Recognition of actuarial gain	747	793	649
Recognition of prior service cost	—	—	—
Adjustment for actual Medicare Part D reimbursement	(3)	(3)	(8)
Total recognized in other comprehensive income	546	468	(424)

Total recognized in net periodic benefit cost and other comprehensive income	$(172)	$(289)	$(963)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.5%	4.1%	5.0%
Health care cost trend rate:
Initial rate	6.5%	7.0%	7.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2019	2019	2018

Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$4	$5	$7
Decrease	(3)	(4)	(6)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(668)
Prior service cost	—
$(668)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2018. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2016 and 2015, the Company made contributions of $877,000 and $1,202,000, respectively, to the SPT. The Company’s contributions to the SPT exceeded 5% of total contributions to the SPT in 2015. Total contributions for 2016 are not yet available. The Company did not pay any material surcharges in 2015 or 2016.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2015. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2016 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was neither in endangered or critical status for the 2015 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2015, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $18,213,000, $24,077,000 and $23,356,000 in 2016, 2015 and 2014, respectively.

(10) Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016			2015			2014
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$4,763	$(1,825)	$2,938	$6,963	$(2,667)	$4,296	$68	$(26)	$42
Actuarial gains (losses)	(15,013)	5,754	(9,259)	19,482	(7,456)	12,026	(71,843)	27,507	(44,336)

Foreign currency translation adjustments	—	—	—	29	—	29	(35)	—	(35)

Change in fair value of derivative instruments (b):
Unrealized gains (losses)	—	—	—	—	—	—	24	(9)	15
Reclassified to net earnings	—	—	—	—	—	—	121	(51)	70
Total	$(10,250)	$3,929	$(6,321)	$26,474	$(10,123)	$16,351	$(71,665)	$27,421	$(44,244)

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 9 – Retirement Plans)

(b)	Reclassifications to net earnings of derivatives qualifying as effective hedges are recognized in costs of sales and operating expenses.

(11) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Net earnings attributable to Kirby	$141,406	$226,684	$282,006
Undistributed earnings allocated to restricted shares	(999)	(1,345)	(1,643)
Income available to Kirby common stockholders — basic	140,407	225,339	280,363
Undistributed earnings allocated to restricted shares	999	1,345	1,643
Undistributed earnings reallocated to restricted shares	(997)	(1,343)	(1,637)
Income available to Kirby common stockholders — diluted	$140,409	$225,341	$280,369

Shares outstanding:
Weighted average common stock issued and outstanding	53,834	55,056	57,006
Weighted average unvested restricted stock	(380)	(327)	(332)
Weighted average common stock outstanding — basic	53,454	54,729	56,674
Dilutive effect of stock options	58	97	193
Weighted average common stock outstanding — diluted	53,512	54,826	56,867
Net earnings per share attributable to Kirby common stockholders:
Basic	$2.63	$4.12	$4.95

Diluted	$2.62	$4.11	$4.93

Certain outstanding options to purchase approximately 240,000, 227,000 and 75,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2016, 2015 and 2014, respectively, as such stock options would have been antidilutive.

(12) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2016 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$458,733	$441,582	$434,708	$435,650
Costs and expenses	393,399	374,868	378,400	378,684
Gain (loss) on disposition of assets	67	94	(122)	(166)
Operating income	65,401	66,808	56,186	56,800
Other income (expense)	135	179	(120)	47
Interest expense	(4,193)	(4,513)	(4,507)	(4,477)
Earnings before taxes on income	61,343	62,474	51,559	52,370
Provision for taxes on income	(22,859)	(23,365)	(19,206)	(19,512)
Net earnings	38,484	39,109	32,353	32,858
Less: Net earnings attributable to noncontrolling interests	(385)	(167)	(343)	(503)
Net earnings attributable to Kirby	$38,099	$38,942	$32,010	$32,355

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.71	$0.72	$0.59	$0.60
Diluted	$0.71	$0.72	$0.59	$0.60

The unaudited quarterly results for the year ended December 31, 2015 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$587,673	$543,156	$532,565	$484,138
Costs and expenses	486,136	445,113	437,115	400,178
Gain (loss) on disposition of assets	1,555	91	(400)	426
Operating income	103,092	98,134	95,050	84,386
Other income (expense)	60	(303)	22	9
Interest expense	(5,250)	(4,759)	(4,449)	(4,280)
Earnings before taxes on income	97,902	93,072	90,623	80,115
Provision for taxes on income	(36,491)	(34,696)	(33,512)	(29,043)
Net earnings	61,411	58,376	57,111	51,072
Less: Net earnings attributable to noncontrolling interests	(333)	(301)	(268)	(384)
Net earnings attributable to Kirby	$61,078	$58,075	$56,843	$50,688

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.09	$1.04	$1.04	$0.94
Diluted	$1.09	$1.04	$1.04	$0.94

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(13) Contingencies and Commitments

In 2009, the Company was named a Potentially Responsible Party (“PRP”) in addition to a group of approximately 250 named PRPs under the Comprehensive Environmental Response, Compensation and Liability Act of 1981 (“CERCLA”) with respect to a Superfund site, the Portland Harbor Superfund site (“Portland Harbor”) in Portland, Oregon. The site was declared a Superfund site in December 2000 as a result of historical heavily industrialized use due to manufacturing, shipbuilding, petroleum storage and distribution, metals salvaging, and electrical power generation activities which led to contamination of Portland Harbor, an urban and industrial reach of the lower Willamette River located immediately downstream of downtown Portland. The Company’s involvement arises from four spills at the site after it was declared a Superfund site, as a result of predecessor entities’ actions in the area. To date, there is no information suggesting the extent of the costs or damages to be claimed from the 250 notified PRPs. Based on the nature of the involvement at the Portland Harbor site, the Company believes its potential contribution is de minimis; however, to date neither the Environmental Protection Agency (“EPA”) nor the named PRPs have performed an allocation of potential liability in connection with the site nor have they provided costs and expenses in connection with the site.

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

On October 13, 2016, the Company, as a successor to Hollywood Marine, Inc., was issued a General Notice under CERCLA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (“Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the SBA Shipyard site under CERCLA authority. The Company is investigating its activities in connection with Site.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board are also investigating the cause of the incident. The Company is subject to claims from third parties as well as the provincial and federal government as a result of the incident. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident.

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

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. Multiple parties filed claims in limitation seeking various damages under the Oil Pollution Act of 1990 (“OPA”), including claims for business interruption, loss of profit and loss of use of natural resources (OPA claimants). On November 2, 2016, the Company, the M/S Summer Wind and its owners and the OPA claimants entered into a settlement agreement pursuant to which the parties have resolved their respective claims against one another. The dismissal of the OPA claims was entered by the Court on November 14, 2016.

The Company has also been named as a defendant in a civil action by two crewmembers of the M/V Miss Susan, alleging damages under the general maritime law and the Jones Act. The Company is defending the civil action in the proceeding in Galveston Civil District Court. The Company is processing claims that have not been filed in the limitation matter that are properly presented, documented and recoverable under OPA.

On September 13, 2016, the Company entered into a Consent Decree with the Department of Justice (“DOJ”) to settle civil penalty provisions under Section 311(b) of the Clean Water Act involving the discharge of intermediate fuel oil as a result of the collision between the tank barge and the M/S Summer Wind. Under the Consent Decree, the Company agreed to pay a civil penalty of $4,900,000 and undertake certain actions relating to navigation procedures. On September 27, 2016, the DOJ filed the proposed Consent Decree with the U.S. District Court for the Southern District of Texas along with an Original Complaint setting out the allegations that the Company is civilly liable for violation of Section 311(b) of the Clean Water Act. The Consent Decree was approved by the federal court on November 14, 2016.

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

The customer base of the marine transportation segment includes major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During the first nine months of 2016, approximately 80% of marine transportation’s inland revenues were from movements of such products under term contracts and during the 2016 fourth quarter, approximately 75% of inland marine transportation revenues were under term contracts, typically ranging from one year to five years, some with renewal options. During 2016, approximately 80% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2016, 2015 and 2014.

Major customers of the diesel engine services segment include inland and offshore barge operators, oilfield service companies, oil and gas operators and producers, offshore fishing companies, marine and on-highway transportation companies, the United States government, and power generation, nuclear and industrial companies. The segment operates as an authorized distributor in 17 eastern states, nine western states and the Caribbean, and as non-exclusive authorized service centers for EMD throughout the rest of the United States for marine and power generation applications. The diesel engine services segment’s relationship with EMD has been maintained for 51 years. The segment also operates factory-authorized full service marine dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Twin Disc marine gears in the Gulf Coast region, as well as an authorized marine dealer for Caterpillar in Alabama, Kentucky, Louisiana and New Jersey.

United has maintained continuous exclusive distribution rights for MTU and Allison since 1946. United is one of MTU’s top five distributors of MTU off-highway engines in North America with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison transmission products, United has distribution rights in Oklahoma, Arkansas and Louisiana. Finally, United is also the distributor for parts service and warranty on Daimler engines and related equipment in Oklahoma, Arkansas and Louisiana.

The results of the diesel engine services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the diesel engine services segment accounted for 10% of the Company’s revenues in 2016, 2015 and 2014.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $13,983,000 at December 31, 2016, including $3,799,000 in letters of credit and $10,184,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $24,672,000, $26,203,000 and $25,769,000 in 2016, 2015 and 2014, respectively, as well as the related intersegment profit of $2,467,000, $2,620,000 and $2,577,000 in 2016, 2015 and 2014, respectively, have been eliminated from the tables below.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Revenues:
Marine transportation	$1,471,893	$1,663,090	$1,770,684
Diesel engine services	298,780	484,442	795,634
	$1,770,673	$2,147,532	$2,566,318
Segment profit (loss):
Marine transportation	$257,102	$374,842	$429,864
Diesel engine services	3,186	18,921	60,063
Other	(32,542)	(32,051)	(35,537)
	$227,746	$361,712	$454,390
Total assets:
Marine transportation	$3,622,348	$3,451,553	$3,317,696
Diesel engine services	628,290	637,549	736,129
Other	52,861	63,179	83,789
	$4,303,499	$4,152,281	$4,137,614
Depreciation and amortization:
Marine transportation	$184,291	$175,798	$154,019
Diesel engine services	12,833	12,498	11,463
Other	3,793	3,944	3,830
	$200,917	$192,240	$169,312
Capital expenditures:
Marine transportation	$217,423	$311,862	$340,315
Diesel engine services	5,915	28,907	7,486
Other	7,728	4,706	7,343
	$231,066	$345,475	$355,144

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
General corporate expenses	$(14,966)	$(14,773)	$(14,896)
Interest expense	(17,690)	(18,738)	(21,461)
Gain (loss) on disposition of assets	(127)	1,672	781
Other income (expense)	241	(212)	39
	$(32,542)	$(32,051)	$(35,537)

The following table presents the details of “Other” total assets as of December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
General corporate assets	$50,239	$61,089	$81,250
Investment in affiliates	2,622	2,090	2,539
	$52,861	$63,179	$83,789

(15) Related Party Transactions

Richard J. Alario, a current director of the Company, was Chief Executive Officer of Key Energy Services, Inc. (“Key Energy”) until his retirement on March 1, 2016.  Key Energy paid the Company $80,000 during the period of January 1, 2016 to March 1, 2016, $572,000 in 2015 and $1,232,000 in 2014 for oilfield service equipment and for parts and service. Such sales and service were in the ordinary course of business of the Company.

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company primarily for customer entertainment. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. Key Energy paid The Hollywood Camp $221,000 during the period of January 1, 2016 to March 1, 2016, $1,236,000 in 2015 and $1,634,000 in 2014 for use of the facility. The Company paid The Hollywood Camp $3,143,000 in 2016, $2,830,000 in 2015 and $2,303,000 in 2014 for its share of facility expenses.

The husband of Amy D. Husted, Vice President and General Counsel of the Company, is a partner in the law firm of Strasburger & Price, LLP. The Company paid the law firm $779,000 in 2016, $596,000 in 2015 and $1,184,000 in 2014 for legal services in connection with matters in the ordinary course of business of the Company.

The Company is a 50% owner of Bolivar Terminal Co., Inc. (“Bolivar”), a company that provides barge fleeting services (temporary barge storage facilities) in the Houston, Texas area. The Company paid Bolivar $1,314,000 in 2016, $895,000 in 2015 and $561,000 in 2014 for barge fleeting services. Such services were in the ordinary course of business of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2016 and 2015.

Consolidated Statements of Earnings, for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows, for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements, for the years ended December 31, 2016, 2015 and 2014.

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

10.3†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.4†	— Annual Incentive Plan Guidelines for 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.5†*	— Annual Incentive Plan Guidelines for 2017.

10.6†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.7†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

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

Dated: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 23, 2017
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer and	February 23, 2017
David W. Grzebinski	Director
(Principal Executive Officer)

/s/ C. ANDREW SMITH	Executive Vice President and	February 23, 2017
C. Andrew Smith	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 23, 2017
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 23, 2017
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 23, 2017
Richard J. Alario

/s/ BARRY E. DAVIS	Director	February 23, 2017
Barry E. Davis

/s/ C. SEAN DAY	Director	February 23, 2017
C. Sean Day

/s/ MONTE J. MILLER	Director	February 23, 2017
Monte J. Miller

/s/ RICHARD R. STEWART	Director	February 23, 2017
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 23, 2017
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.5†*	—	Annual Incentive Plan Guidelines for 2017.

21.1*	—	Consolidated Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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