Form 10-Q
period 2017-03-31
KIRBY CORP
filed 2017-05-08
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 5, 2017 was 54,006,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
	($ in thousands)
Current assets:
Cash and cash equivalents	$2,756	$5,634
Accounts receivable:
Trade – less allowance for doubtful accounts	303,723	297,177
Other	85,684	95,327
Inventories – net	173,932	185,402
Prepaid expenses and other current assets	43,493	49,411

Total current assets	609,588	632,951

Property and equipment	4,360,892	4,328,897
Less accumulated depreciation	(1,444,895)	(1,407,523)

Property and equipment – net	2,915,997	2,921,374

Goodwill	598,131	598,131
Other assets	133,576	137,439

Total assets	$4,257,292	$4,289,895

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2017	December 31, 2016
	($ in thousands)
Current liabilities:
Income taxes payable	$6,393	$3,288
Accounts payable	144,477	134,571
Accrued liabilities	154,143	184,478
Deferred revenues	28,523	36,001

Total current liabilities	333,536	358,338

Long-term debt – less current portion	674,552	722,802
Deferred income taxes	722,963	705,453
Other long-term liabilities	92,568	90,435

Total long-term liabilities	1,490,083	1,518,690

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	428,046	432,459
Accumulated other comprehensive income – net	(50,261)	(51,007)
Retained earnings	2,361,233	2,342,236
Treasury stock – at cost, 5,808,000 shares at March 31, 2017 and 5,921,000 at December 31, 2016	(314,826)	(320,348)
Total Kirby stockholders’ equity	2,430,170	2,409,318
Noncontrolling interests	3,503	3,549
Total equity	2,433,673	2,412,867

Total liabilities and equity	$4,257,292	$4,289,895

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2017	2016
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$343,652	$378,343
Diesel engine services	148,053	80,390
Total revenues	491,705	458,733

Costs and expenses:
Costs of sales and operating expenses	345,296	288,910
Selling, general and administrative	46,118	50,461
Taxes, other than on income	6,649	5,404
Depreciation and amortization	48,170	48,624
Gain on disposition of assets	(99)	(67)
Total costs and expenses	446,134	393,332

Operating income	45,571	65,401
Other income (expense)	(116)	135
Interest expense	(4,457)	(4,193)

Earnings before taxes on income	40,998	61,343
Provision for taxes on income	(13,353)	(22,859)

Net earnings	27,645	38,484
Less: Net earnings attributable to noncontrolling interests	(162)	(385)

Net earnings attributable to Kirby	$27,483	$38,099

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.51	$0.71
Diluted	$0.51	$0.71

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	($ in thousands)

Net earnings	$27,645	$38,484
Other comprehensive income, net of taxes:
Pension and postretirement benefits	746	649
Total other comprehensive income, net of taxes	746	649

Total comprehensive income, net of taxes	28,391	39,133
Net earnings attributable to noncontrolling interests	(162)	(385)

Comprehensive income attributable to Kirby	$28,229	$38,748

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	($ in thousands)

Cash flows from operating activities:
Net earnings	$27,645	$38,484
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	48,170	48,624
Provision for deferred income taxes	8,562	14,713
Amortization of unearned share-based compensation	2,693	2,584
Amortization of major maintenance costs	5,034	4,608
Amortization of debt issuance costs	200	200
Other	1,038	(342)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(8,140)	4,360
Net cash provided by operating activities	85,202	113,231

Cash flows from investing activities:
Capital expenditures	(45,765)	(50,523)
Proceeds from disposition of assets	7,958	297
Net cash used in investing activities	(37,807)	(50,226)

Cash flows from financing activities:
Payments on bank credit facilities, net	(48,451)	(62,886)
Proceeds from exercise of stock options	1,258	—
Purchase of treasury stock	—	(1,827)
Payments related to tax withholding for share-based compensation	(2,873)	(1,749)
Other	(207)	(711)
Net cash used in financing activities	(50,273)	(67,173)
Decrease in cash and cash equivalents	(2,878)	(4,168)

Cash and cash equivalents, beginning of year	5,634	5,885
Cash and cash equivalents, end of period	$2,756	$1,717

Supplemental disclosures of cash flow information:
Interest paid	$8,856	$8,743
Income taxes paid (refunded)	$1,686	$(412)
Capital expenditures included in accounts payable	$(1,778)	$(987)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Kirby Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(2)	ACCOUNTING STANDARDS ADOPTIONS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  The standard allows only the service cost component to be eligible for capitalization when applicable.  ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets.  The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which simplifies the subsequent measurement of goodwill by eliminating Step 2 in the goodwill impairment test that required an entity to perform procedures to determine the fair value of its assets and liabilities at the testing date.  An entity instead will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be applied prospectively and is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment testing dates after January 1, 2017.  The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) to create consistency in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of ASU 2016-09 on January 1, 2017.  ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools.  The Company recognized a cumulative effect adjustment of $8,486,000 to retained earnings on a modified retrospective basis as of January 1, 2017 and will apply the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after January 1, 2017.  The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  The Company will elect to account for forfeitures when they occur.  Also, the standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities.  The Company elected to apply this provision using the prospective transition method.  Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity, which differs from the Company’s previous method of classification of such cash payments as an operating activity.  The Company applied this provision retrospectively and, for the three months ended March 31, 2016, reclassified $1,749,000, which increased net cash provided by operating activities and net cash used in financing activities.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the provisions of ASU 2015-17 on January 1, 2017 on a retrospective basis.  The December 31, 2016 current deferred tax assets of $13,604,000 have been reclassified in the consolidated balance sheet from current deferred income taxes asset to noncurrent deferred income taxes liability.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”) which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the guidance, an entity should measure inventory that is within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim period or annual reporting period. The Company adopted the provisions of ASU 2015-11 on January 1, 2017 and, based on a lower of cost and net realizable value inventory analysis as of December 31, 2016, no adjustments to inventory value were required.  The analysis reflected the inventory values are proper within the guidance of ASU 2015-11.

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

(3)	INVENTORIES

The following table presents the details of inventories as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016

Finished goods	$159,605	$178,740
Work in process	14,327	6,662
	$173,932	$185,402

(4)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at March 31, 2017 and December 31, 2016 was $664,691,000 and $715,330,000, respectively, which differs from the carrying amounts of $674,552,000 and $722,802,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the three months ended March 31, 2017, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(5)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Compensation cost	$2,693	$2,584
Income tax benefit	$881	$969

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At March 31, 2017, 1,745,801 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2017:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2016	601,121	$65.33
Granted	121,908	$68.50
Exercised	(16,910)	$32.82
Outstanding at March 31, 2017	706,119	$66.66

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$46.74 - $51.23	212,335	4.5	$50.03		108,531	$48.89
$64.89 - $74.99	424,643	4.7	$69.78		237,022	$70.31
$93.64 - $96.85	33,987	3.8	$94.31		33,987	$94.31
$101.46 - $104.37	35,154	3.9	$102.60		35,154	$102.60
$46.74 - $104.37	706,119	4.6	$66.66	$5,155,000	414,694	$69.41	$2,724,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2017:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	377,655	$66.14
Granted	120,820	$68.50
Vested	(105,207)	$68.90
Forfeited	(1,017)	$64.20
Nonvested balance at March 31, 2017	392,251	$66.13

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2017, 522,457 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the three months ended March 31, 2017:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	205,429	$64.60
Exercised	(27,000)	$45.28
Outstanding at March 31, 2017	178,429	$67.53

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	2.1	$29.60		6,000	$29.60
$41.24 – $56.45	65,276	2.6	$51.96		65,276	$51.96
$61.89 – $62.48	35,153	5.3	$62.31		35,153	$62.31
$75.17 – $99.52	72,000	6.0	$87.35		72,000	$87.35
$29.60 – $99.52	178,429	4.3	$67.53	$1,749,000	178,429	$67.53	$1,749,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2017:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	347	$64.89
Vested	(347)	$64.89
Nonvested balance at March 31, 2017	—	$—

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,267,000 for the three months ended March 31, 2017.  No stock options were exercised under the Company’s plans during the three months ended March 31, 2016. The actual tax benefit realized for tax deductions from stock option exercises was $414,000 for the three months ended March 31, 2017.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $6,989,000 and $5,432,000 for the three months ended March 31, 2017 and 2016, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,285,000 and $2,037,000 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was $5,245,000 of unrecognized compensation cost related to nonvested stock options and $24,268,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 2.0 years and restricted stock over approximately 3.7 years. The total fair value of options vested was $2,473,000 and $2,469,000 during the three months ended March 31, 2017 and 2016, respectively. The fair value of the restricted stock vested was $6,989,000 and $5,432,000 for the three months ended March 31, 2017 and 2016, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $20.65 and $15.61, respectively. The fair value of the stock options granted during the three months ended March 31, 2017 and 2016 was $2,517,000 and $2,430,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016
Dividend yield	None	None
Average risk-free interest rate	2.0%	1.5%
Stock price volatility	27%	29%
Estimated option term	Six years	Six years

(6)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
	2017			2016
Pension and postretirement benefits (a):	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Amortization of net actuarial loss	$1,209	$(463)	$746	$1,037	$(388)	$649
Actuarial gains	—	—	—	—	—	—
Total	$1,209	$(463)	$746	$1,037	$(388)	$649

(a)	Actuarial losses are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(7)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $5,430,000 and $4,384,000 for the three months ending March 31, 2017 and 2016, respectively, as well as the related intersegment profit of $543,000 and $438,000 for the three months ending March 31, 2017 and 2016, respectively, have been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2017 and 2016 and total assets as of March 31, 2017 and December 31, 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Revenues:
Marine transportation	$343,652	$378,343
Diesel engine services	148,053	80,390
	$491,705	$458,733
Segment profit (loss):
Marine transportation	$35,254	$69,795
Diesel engine services	13,734	(806)
Other	(7,990)	(7,646)
	$40,998	$61,343

	March 31, 2017	December 31, 2016
Total assets:
Marine transportation	$3,571,254	$3,613,951
Diesel engine services	636,758	623,268
Other	49,280	52,676
	$4,257,292	$4,289,895

The following table presents the details of “Other” segment loss for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
General corporate expenses	$(3,516)	$(3,655)
Gain on disposition of assets	99	67
Interest expense	(4,457)	(4,193)
Other income (expense)	(116)	135
	$(7,990)	$(7,646)

The following table presents the details of “Other” total assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
General corporate assets	$47,593	$50,054
Investment in affiliates	1,687	2,622
	$49,280	$52,676

(8)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Earnings before taxes on income – United States	$40,998	$61,343

Provision for taxes on income:
Federal:
Current	$3,934	$6,440
Deferred	8,562	14,713
State and local	857	1,706
	$13,353	$22,859

ASU 2016-09 requires that excess tax benefits and tax deficiencies related to share-based compensation be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur.    This requirement was applied on a prospective basis to the tax effects of exercised or vested stock awards during the three months ending March 31, 2017.  This resulted in a decrease in the provision for taxes on income of $2,090,000 for the three months ended March 31, 2017.

(9)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Net earnings attributable to Kirby	$27,483	$38,099
Undistributed earnings allocated to restricted shares	(190)	(240)
Income available to Kirby common stockholders – basic	27,293	37,859
Undistributed earnings allocated to restricted shares	190	240
Undistributed earnings reallocated to restricted shares	(189)	(239)
Income available to Kirby common stockholders – diluted	$27,294	$37,860

Shares outstanding:
Weighted average common stock issued and outstanding	53,914	53,780
Weighted average unvested restricted stock	(372)	(338)
Weighted average common stock outstanding – basic	53,542	53,442
Dilutive effect of stock options	67	41
Weighted average common stock outstanding – diluted	53,609	53,483

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.51	$0.71
Diluted	$0.51	$0.71

Certain outstanding options to purchase approximately 487,000 and 542,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2017 and 2016, respectively, as such stock options would have been antidilutive.

(10)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

On April 12, 2017, the Company amended its pension plan to cease all benefit accruals for periods after May 31, 2017 for certain participants.  Participants who will be grandfathered and not be impacted are those, as of the close of business on May 31, 2017, who either (a) have completed 15 years of pension service or (b) have attained age 50 and completed 10 years of pension service.    Participants who are non-grandfathered will be eligible to receive discretionary 401(k) plan contributions.   The Company does not expect any one-time charges related to this amendment but does expect the plan amendment to reduce the pension plan’s projected benefit obligation.  The Company is in the process of having its actuary remeasure its pension plan obligations.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements.  The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult.  Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan during 2017.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2017	2016	2017	2016
Service cost	$4,327	$3,220	$—	$—
Interest cost	3,680	3,412	14	16
Expected return on plan assets	(4,437)	(4,153)	—	—
Amortization of actuarial loss	1,369	1,218	7	7
Net periodic benefit cost	$4,939	$3,697	$21	$23

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	7	12
Amortization of actuarial gain	(167)	(188)
Net periodic benefit cost	$(160)	$(176)

(11)	CONTINGENCIES

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”), ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board are also investigating the cause of the incident. The Company is subject to claims from third parties as well as the provincial and federal government as a result of the incident. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident.

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

The Company and the owner of the M/S Summer Wind filed actions in the U.S. District Court for the Southern District of Texas seeking exoneration from or limitation of liability relating to the foregoing incident as provided for in the federal rules of procedure for maritime claims. The two actions were consolidated for procedural purposes since they both arise out of the same occurrence. Multiple parties filed claims in limitation seeking various damages under the Oil Pollution Act of 1990 (“OPA”), including claims for business interruption, loss of profit and loss of use of natural resources (OPA claimants). On November 2, 2016, the Company, the M/S Summer Wind and its owners and the OPA claimants entered into a settlement agreement pursuant to which the parties have resolved their respective claims against one another. The dismissal of the OPA claims was entered by the Court on November 14, 2016.  On March 22, 2017, the deadline for claimants to file claims under OPA passed as the three year statute of limitations expired.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $13,593,000 at March 31, 2017, including $4,034,000 in letters of credit and $9,559,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornadoes, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2017 and 2016 were 53,609,000 and 53,483,000, respectively. The increase in the weighted average number of common shares for the 2017 first quarter compared with the 2016 first quarter primarily reflected the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2017, the Company operated a fleet of 864 inland tank barges with 17.6 million barrels of capacity, and operated an average of 235 inland towboats during the 2017 first quarter. The Company’s coastal fleet consisted of 68 tank barges with 6.1 million barrels of capacity and 71 coastal tugboats. The Company also owns and operates five offshore dry-bulk cargo barges and five offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For the 2017 first quarter, net earnings attributable to Kirby were $27,483,000, or $0.51 per share, on revenues of $491,705,000, compared with 2016 first quarter net earnings attributable to Kirby of $38,099,000, or $0.71 per share, on revenues of $458,733,000. The 2016 first quarter results included $5,605,000 before taxes, or $.06 per share, of severance charges. The severance charges were a reduction in force across the marine transportation and diesel engine services businesses and corporate staff in order to reduce costs in light of challenging market conditions.

Marine Transportation

For the 2017 first quarter, 70% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2017 first quarter decreased 9% when compared with the 2016 first quarter revenues, primarily due to lower inland marine transportation term and spot contract pricing, lower coastal marine transportation spot contract pricing, lower coastal equipment utilization and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the SEACOR Holdings Inc. (“Seacor”) tank barges acquired in April 2016. The segment’s operating income for the 2017 first quarter decreased 49% compared with the 2016 first quarter. The decrease was primarily due to lower inland term and spot contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization, and more coastal equipment operating in the spot market which adds increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly and by a reduction in the average number of inland towboats operated.  The 2016 first quarter marine transportation results included $3,792,000 of severance charges. For the 2017 and 2016 first quarters, the inland tank barge fleet contributed 71% and 67%, respectively, and the coastal fleet contributed 29% and 33%, respectively, of marine transportation revenues.

Tank barge utilization levels of the Company’s inland marine transportation markets were in the high 80% to low 90% range during the 2017 first quarter compared to the low 80% to high 80% range during the 2016 fourth quarter and the 90% to 95% range for the 2016 first quarter.  Demand for barges moving petrochemicals, refined petroleum products and agricultural chemicals was stable, while demand for black oil movements was higher compared to demand in the 2016 fourth quarter due to refinery turnarounds during the 2017 first quarter. Inland marine transportation operating conditions were seasonally normal during the 2017 first quarter with periodic high wind and heavy fog along the Gulf Coast.

Coastal tank barge utilization levels declined to the mid-70% to low 80% range during the 2017 first quarter compared to the low 80% level in the 2016 fourth quarter and the high 80% to low 90% range in the 2016 first quarter.  Utilization in the coastal marine fleet was impacted by the oversupply of tank barges in the coastal industry.  Demand for the transportation of black oil and petrochemicals was stable, while demand for the transportation of refined petroleum products was lower compared to demand in the 2016 first quarter, reflecting unseasonably warm weather in the Northeast affecting the demand for heating oil movements.  Results were also impacted by customer requested acceleration of regulatory shipyards on two large units into the 2017 first quarter.

During the 2017 and 2016 first quarters, approximately 75% and 80%, respectively, of marine transportation’s inland revenues were under term contracts and 25% and 20%, respectively, were spot contract revenues. Inland time charters represented 48% of the inland revenues under term contracts during the 2017 first quarter compared with 55% during the 2016 first quarter.

During the 2017 and 2016 first quarters, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues.  Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2017 first quarter compared with 90% during the 2016 first quarter.

Rates on inland term contracts renewed in the 2017 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2016. Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2016 fourth quarter, but below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

Rates on coastal term contracts renewed in the 2017 first quarter were essentially flat when compared with term contracts renewed in the 2016 first quarter, although most contracts failed to renew and customers elected to source their needs in the spot market. Spot contract rates, which include the cost of fuel, were meaningfully below term contract rates during the 2017 first quarter.

The marine transportation operating margin was 10.3% for the 2017 first quarter compared with 18.4% for the 2016 first quarter.

Diesel Engine Services

For the 2017 first quarter, the diesel engine services segment generated 30% of the Company’s revenue, of which 44% was generated from overhauls and service, 34% from direct parts sales and 22% from manufacturing. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for the 2017 first quarter increased 84% when compared with the 2016 first quarter revenues and operating income was $13,734,000 in the 2017 first quarter compared with an operating loss of $806,000 in the 2016 first quarter. The higher revenues and operating income in the 2017 first quarter compared to the 2016 first quarter were primarily attributable to the increased demand for the remanufacture of pressure pumping units and transmission overhauls, a modest improvement in the manufacturing of oil service equipment, including pressure pumping units, and an increase in the demand for the sale and distribution of engines, transmissions and parts in the land-based diesel engine services market.  In the marine diesel engine services market, customers continued to defer major maintenance projects, particularly in the Midwest, largely due to the weaker liquid and dry cargo barge markets and, to a lesser extent, the general economy. In addition, continued weakness in the Gulf of Mexico oilfield services market negatively impacted the marine diesel engine services market.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers. The diesel engine services results for the 2016 first quarter included $1,436,000 of severance charges in response to the reduced activity in both the marine and land-based markets.

The diesel engine services operating margin for the 2017 first quarter was 9.3% compared with (1.0)% for the 2016 first quarter.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2017 first quarter, with net cash provided by operating activities of $85,202,000 compared with $113,231,000 net cash provided by operating activities for the 2016 first quarter. The 25% decrease was primarily from $10,839,000 of lower net earnings, a $12,500,000 decrease in cash flows from changes in operating assets and liabilities and a $6,151,000 decrease in the provision for deferred income taxes. In addition, during the 2017 and 2016 first quarters, the Company generated cash of $7,958,000 and $297,000, respectively, from proceeds from the disposition of assets and, during the 2017 first quarter, $1,258,000 of proceeds from the exercise of stock options.

For the 2017 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $45,765,000, including $3,790,000 for inland tank barge and towboat construction, $688,000 for progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, $4,581,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $2,190,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016, $9,912,000 for progress payments on six 5000 horsepower coastal ATB tugboats, and $24,604,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities.

The Company’s debt-to-capitalization ratio decreased to 21.7% at March 31, 2017 from 23.1% at December 31, 2016, primarily due to a decrease of $48,250,000 in outstanding debt and an increase in total equity from net earnings attributable to Kirby for the 2017 first quarter of $27,483,000 and the amortization of unearned equity compensation, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09. As of March 31, 2017, the Company had $177,535,000 outstanding under its revolving credit facility and $500,000,000 of senior notes outstanding, offset by $2,983,000 in unamortized debt issuance costs.

During the 2017 first quarter, the Company took delivery of one new inland tank barge with a total capacity of approximately 28,000 barrels, retired 17 inland tank barges, reducing its capacity by approximately 312,000 barrels, brought one inland tank barge back into service with a capacity of 20,000 barrels and temporarily chartered three inland tank barges with a total capacity of approximately 34,000 barrels. The net result was a reduction of 12 inland tank barges and approximately 230,000 barrels of capacity during the first quarter of 2017.

The Company projects that capital expenditures for 2017 will be in the $165,000,000 to $185,000,000 range. The 2017 construction program will consist of five inland tank barges with a total capacity of 142,000 barrels, one inland towboat, progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboat will be approximately $10,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $7,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $15,000,000, progress payments on the six 5000 horsepower coastal ATB tugboats will be approximately $26,000,000 and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge will be approximately $2,000,000. The balance of approximately $105,000,000 to $125,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Reduced crude oil volumes to be moved by tank barge due to additional pipelines, coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate, have resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity has placed inland and coastal tank barge rates under some pressure. As a result, the inland market for the remainder of 2017 will be impacted by the pricing declines experienced throughout 2016 and the 2017 first quarter. However, with anticipated utilization in the mid-80% to low 90% levels for 2017, the industry could achieve a supply and demand balance during 2017, leading to modestly improving pricing in the second half of the year. In addition, future inland tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the opening of new facilities should benefit the inland marine transportation markets.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes has increased available capacity and has resulted in some reluctance among certain customers to extend term contracts, which has led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry have added new coastal tank barge capacity during 2015 and 2016, with additional new capacity coming on-line in 2017 and 2018. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity. While the Company does expect the supply of tank barges and capacity in the coastal industry fleet to eventually balance with demand, the Company does not anticipate that balance occurring in 2017 without an improvement in demand.  As a result, in the 2017 first quarter, the Company released chartered tugboats, idled owned barges and tugboats and reduced headcount accordingly.  For the remainder of 2017, the Company expects tank barge utilization for the coastal markets to range from mid-70% to mid-80%.

As of March 31, 2017, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 500 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2017.  The Company estimates that approximately 40 tank barges were ordered during 2016 for delivery throughout 2017, five of which are for the Company, and many older tank barges, including an expected 36 by the Company, will be retired, dependent on 2017 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of March 31, 2017, the Company estimated there were approximately 295 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 35 of those were over 30 years old. The Company expects to take delivery of a new 155,000 barrel coastal ATB in the 2017 third quarter. The Company is aware of 11 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2017 and 2018.

In the land-based diesel engine services market, the Company is experiencing a healthy rebound in service demand, particularly with pressure pumping unit remanufacturing. The United States land rig count has improved from the lows of 2016, oil prices have recently traded at a consistent level in the $50 per barrel range, and service intensity in the well completion business has increased. The condition of the industry’s pressure pumping fleet is poor. Based on these positive conditions, the Company anticipates that for remainder of 2017 the demand for pressure pumping unit remanufacturing will remain strong and that a small number of orders for new pressure pumping units and ancillary oilfield service support equipment will be received.

For the marine diesel engine services market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market throughout the remainder of 2017, with the other marine markets to remain relatively consistent with 2016 and the 2017 first quarter.  The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Results of Operations

The Company reported 2017 first quarter net earnings attributable to Kirby of $27,483,000, or $0.51 per share, on revenues of $491,705,000, compared with 2016 first quarter net earnings attributable to Kirby of $38,099,000, or $0.71 per share, on revenues of $458,733,000. The 2016 first quarter results included $5,605,000 before taxes, or $.06 per share, of severance charges which were mainly reflected in the marine transportation and diesel engine businesses and corporate staff in order to reduce costs in light of challenging market conditions.

Marine transportation revenues for the 2017 first quarter were $343,652,000, or 70% of total revenues, compared with $378,343,000, or 82% of total revenues, for the 2016 first quarter. Diesel engine services revenues for the 2017 first quarter were $148,053,000, or 30% of total revenues, compared with $80,390,000, or 18% of total revenues, for the 2016 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2017, the Company operated 864 inland tank barges, including 37 leased barges, with a total capacity of 17.6 million barrels. This compares with 885 inland tank barges operated as of March 31, 2016, including 31 leased barges, with a total capacity of 17.6 million barrels. The Company operated an average of 235 inland towboats during the 2017 first quarter, of which an average of 72 were chartered, compared with 240 during the 2016 first quarter, of which an average of 79 were chartered. The Company’s coastal tank barge fleet as of March 31, 2017 consisted of 68 tank barges, seven of which were leased, with 6.1 million barrels of capacity, and 71 tugboats, five of which were chartered. This compares with 70 coastal tank barges operated as of March 31, 2016, eight of which were leased, with 6.0 million barrels of capacity, and 75 tugboats, six of which were chartered.  The Company owns and operates five offshore dry-bulk cargo barges and five offshore tugboats engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	% Change
Marine transportation revenues	$343,652	$378,343	(9)%

Costs and expenses:
Costs of sales and operating expenses	230,134	226,752	1
Selling, general and administrative	27,878	32,697	(15)
Taxes, other than on income	6,098	4,838	26
Depreciation and amortization	44,288	44,261	—
	308,398	308,548	—
Operating income	$35,254	$69,795	(49)%

Operating margins	10.3%	18.4%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2017, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2017 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	55%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%

Black Oil	24%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	17%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2017 first quarter decreased 9% when compared with the 2016 first quarter, primarily due to lower inland marine transportation term and spot contract pricing, lower coastal marine transportation spot contract pricing, lower coastal equipment utilization and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the Seacor tank barges acquired in April 2016. Results were also impacted by customer requested acceleration of regulatory shipyards on two large units into the 2017 first quarter. For the 2017 and 2016 first quarters, the inland tank barge fleet contributed 71% and 67%, respectively, and the coastal fleet 29% and 33%, respectively, of marine transportation revenues. Tank barge utilization levels of the Company’s inland marine transportation markets were in the high 80% to low 90% range during the 2017 first quarter compared to the low 80% to high 80% range during the 2016 fourth quarter and the 90% to 95% range for the 2016 first quarter.  Coastal tank barge utilization levels declined to the mid-70% to low 80% range during the 2017 first quarter compared to the low 80% level in the 2016 fourth quarter and the high 80% to low 90% range in the 2016 first quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry.

The petrochemical market, the Company’s largest market, contributed 55% of marine transportation revenues for the 2017 first quarter, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, partially offset by the negative impact of plant maintenance turnarounds.  Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 24% of marine transportation revenues for the 2017 first quarter, reflected higher fleet utilization in the inland market compared to demand in the 2016 fourth quarter due to refinery turnarounds during the 2017 first quarter. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however at reduced levels compared with the 2016 first quarter.

The refined petroleum products market, which contributed 17% of marine transportation revenues for the 2017 first quarter, reflected stable volumes in the inland market, partially offset by soft demand in the coastal market, primarily a result of weak heating oil demand in the 2017 first quarter due to the unseasonably warm weather in the Northeast.

The agricultural chemical market, which contributed 4% of marine transportation revenues for the 2017 first quarter, saw typical seasonal demand for transportation of both domestically produced and imported products during the quarter.

For the first quarter of 2017, the inland operations incurred 2,267 delay days, 1% more than the 2,236 delay days that occurred during the 2016 first quarter and 9% more than the 2,078 delay days that occurred during the 2016 fourth quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2017 first quarter were seasonally normal with periodic high wind and heavy fog along the Gulf Coast.

During the 2017 and 2016 first quarters, approximately 75% and 80%, respectively, of marine transportation’s inland revenues were under term contracts and 25% and 20%, respectively, were spot contract revenues. Inland time charters represented 48% of the inland revenues under term contracts during the 2017 first quarter compared with 55% during the 2016 first quarter.

During the 2017 and 2016 first quarters, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues.  Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2017 first quarter compared with 90% during the 2016 first quarter.

Rates on inland term contracts renewed in the 2017 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2016. Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2016 fourth quarter, but below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

Rates on coastal term contracts renewed in the 2017 first quarter were essentially flat when compared with term contracts renewed in the 2016 first quarter, although most contracts failed to renew and customers elected to source their needs in the spot market. Spot contract rates, which include the cost of fuel, were meaningfully below term contract rates during the 2017 first quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2017 first quarter increased 1% when compared with the 2016 first quarter due to higher fuel costs, partially offset by fewer inland towboats operated.

The inland marine transportation fleet operated an average of 235 towboats during the 2017 first quarter, of which an average of 72 were chartered, compared with 240 during the 2016 first quarter, of which an average of 79 were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the high wind and heavy fog conditions that occurred in the 2017 first quarter, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2017 first quarter, the inland operations consumed 10.6 million gallons of diesel fuel compared to 10.1 million gallons consumed during the 2016 first quarter. The average price per gallon of diesel fuel consumed during the 2017 first quarter was $1.78 per gallon compared with $1.27 per gallon for the 2016 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2017 first quarter decreased 15% compared with the 2016 first quarter, primarily a reflection of a $3,792,000 severance charge in the 2016 first quarter and the resulting cost savings in the 2017 first quarter from the reduction in force in early 2016, partially offset by salary increases effective August 1, 2016.

Taxes, other than on income for the 2017 first quarter increased 26% compared with the 2016 first quarter, mainly due to higher property taxes on marine transportation equipment and new state franchise taxes effective January 1, 2017.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2017 first quarter decreased 49% compared with the 2016 first quarter.  The 2017 first quarter operating margin was 10.3% compared with 18.4% for the 2016 first quarter.  The results primarily reflected lower inland term and spot contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization, and more coastal equipment operating in the spot market which adds increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly and by a reduction in the average number of inland towboats operated.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income (loss) and operating margins for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	% Change
Diesel engine services revenues	$148,053	$80,390	84%

Costs and expenses:
Costs of sales and operating expenses	115,162	62,158	85
Selling, general and administrative	15,694	15,131	4
Taxes, other than on income	541	551	(2)
Depreciation and amortization	2,922	3,356	(13)
	134,319	81,196	65
Operating income (loss)	$13,734	$(806)	1804%
Operating margins	9.3%	(1.0)%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the first quarter of 2017, and the customers for each market:

Markets Serviced	2017 First Qtr. Revenue Distribution	Customers
Land-Based	71%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On-Highway Transportation

Marine	22%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	7%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2017 first quarter increased 84% when compared with the 2016 first quarter revenues, primarily attributable to the increased demand for the remanufacture of pressure pumping units and transmission overhauls, a modest improvement in the manufacturing of oil service equipment, including pressure pumping units, and an increase in the demand for the sale and distribution of engines, transmissions and parts in the land-based diesel engine services market.  In the marine diesel engine services market, customers continued to defer major maintenance projects, particularly in the Midwest, largely due to the weaker liquid and dry cargo barge markets and, to a lesser extent, the general economy. In addition, continued weakness in the Gulf of Mexico oilfield services market negatively impacted the marine diesel engine services market.  The power generation market was stable, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2017 first quarter increased 65% compared with the 2016 first quarter.  Costs of sales and operating expenses for the 2017 first quarter increased 85% compared with the 2016 first quarter, reflecting the increased demand for the remanufacture of pressure pumping units and transmission overhauls, modest improvement in the manufacturing of oil service equipment and an increase in the demand for the sale and distribution of engines, transmissions and parts in the land-based diesel engine services market.  The 2016 first quarter, selling, general and administrative expenses included a severance charge of $1,436,000, in response to the reduced activity in both the marine and land-based markets, which benefited both the land-based and marine markets during the 2017 first quarter.

Diesel Engine Services Operating Income (Loss) and Operating Margins

Operating income for the diesel engine services segment for the 2017 first quarter was $13,734,000 compared to an operating loss of $806,000 in the 2016 first quarter.  The operating margin for the 2017 first quarter was 9.3% compared with (1.0)% for the 2016 first quarter. The results reflected increased activity in the land-based market and improved efficiencies in the marine diesel engine services market due to cost control measures implemented in 2016.

General Corporate Expenses

General corporate expenses for the 2017 first quarter were $3,516,000 compared with $3,655,000 for the first quarter of 2016.  The 2016 first quarter included a severance charge of $377,000.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $99,000 for the 2017 first quarter compared with a net gain of $67,000 for the 2016 first quarter. The net gains were predominantly from the sale or retirement of marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016	% Change
Other income (expense)	$(116)	$135	(186)%
Noncontrolling interests	$(162)	$(385)	(58)%
Interest expense	$(4,457)	$(4,193)	6%

Interest Expense

Interest expense for the 2017 first quarter increased 6% compared with the 2016 first quarter. During the 2017 and 2016 first quarters, the average debt and average interest rate (excluding capitalized interest) were $706,077,000 and 2.9%, and $733,004,000 and 2.7%, respectively. Interest expense excludes capitalized interest of $614,000 and $866,000 for the three months ended March 31, 2017 and 2016, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2017 were $4,257,292,000 compared with $4,289,895,000 as of December 31, 2016. The following table sets forth the significant components of the balance sheet as of March 31, 2017 compared with December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016	% Change
Assets:
Current assets	$609,588	$632,951	(4)%
Property and equipment, net	2,915,997	2,921,374	—
Goodwill	598,131	598,131	—
Other assets	133,576	137,439	(3)
	$4,257,292	$4,289,895	(1)%
Liabilities and stockholders’ equity:
Current liabilities	$333,536	$358,338	(7)%
Long-term debt – less current portion	674,552	722,802	(7)
Deferred income taxes	722,963	705,453	2
Other long-term liabilities	92,568	90,435	2
Total equity	2,433,673	2,412,867	1
	$4,257,292	$4,289,895	(1)%

Current assets as of March 31, 2017 decreased 4% compared with December 31, 2016. Trade accounts receivable increased 2%, primarily a reflection of the increase in diesel engine services segment revenues for the 2017 first quarter compared with the fourth quarter of 2016. Other accounts receivable decreased 10%, primarily due to a decrease in insurance claim receivables.

Property and equipment, net of accumulated depreciation, at March 31, 2017 decreased $5,377,000 compared with December 31, 2016. The decrease included $46,133,000 of depreciation expense for the first quarter of 2017 and $6,787,000 of property disposals during the 2017 first quarter, partially offset by $47,543,000 of capital expenditures for the 2017 first quarter, more fully described under Capital Expenditures Reflected on the Balance Sheet below.

Other assets at March 31, 2017 decreased 3% compared with December 31, 2016, primarily due to amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for the 2017 first quarter.

Current liabilities as of March 31, 2017 decreased 7% compared with December 31, 2016.  Accounts payable increased 7%, primarily due to increased business activity levels in the diesel engine services segment.  Accrued liabilities decreased 16%, primarily from payment during the 2017 first quarter of employee incentive compensation bonuses accrued during 2016, insurance claim payments during the 2017 first quarter and payment of interest accrued during 2016. Deferred revenues decreased 21%, primarily reflecting decreased advanced billings in the land-based diesel engine services market and the coastal marine transportation market.

Long-term debt, less current portion, as of March 31, 2017 decreased 7% compared with December 31, 2016, reflecting payments of $48,451,000 on the revolving credit facility during the 2017 first quarter.  Net deferred debt issue costs were $2,983,000 and $3,184,000 at March 31, 2017 and December 31, 2016, respectively.

Deferred income taxes as of March 31, 2017 increased 2% compared with December 31, 2016. The increase was primarily due to the 2017 first quarter deferred tax provision of $8,562,000 and an increase in deferred tax liabilities of $8,486,000 due to the adoption of ASU 2016-09 on January 1, 2017. The adoption reduced deferred tax assets by $8,486,000, which reflected the cumulative difference between the tax effect of stock-based compensation recognized for tax purposes and amounts recognized for financial reporting purposes, resulting in the recognition of a cumulative-effect adjustment to retained earnings of $8,486,000.

Other long-term liabilities as of March 31, 2017 increased 2% compared with December 31, 2016. The increase was primarily due to the accrual of pension expense during the 2017 first quarter.

Total equity as of March 31, 2017 increased 1% compared with December 31, 2016. The increase was primarily the result of $27,483,000 of net earnings attributable to Kirby for the first quarter of 2017 and a $5,522,000 decrease in treasury stock, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09 and a decrease in additional paid-in capital of $4,413,000.  The decrease in treasury stock was due to the issuance of restricted stock and the exercise of stock options in connection with stock award plans.  The decrease in additional paid-in capital was mainly due to the issuance of restricted stock partially offset by the amortization of stock-based compensation during the 2017 first quarter.

Long-Term Financing

The Company has a $550,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of April 30, 2020. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions.  As of March 31, 2017, the Company was in compliance with all Revolving Credit Facility covenants and had $177,535,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,517,000 as of March 31, 2017.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2017, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2017. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of March 31, 2017. Outstanding letters of credit under the Credit Line were $1,247,000 as of March 31, 2017.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2017 first quarter were $47,543,000, including $3,790,000 for inland tank barge and towboat construction, $688,000 for progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, $4,581,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $2,190,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016, $9,912,000 for progress payments on six 5000 horsepower coastal ATB tugboats, and $26,382,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities.  Financing of the construction of the inland tank barges and towboats, the coastal ATBs, the coastal tugboats and the coastal petrochemical tank barge was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2017 first quarter, the Company took delivery of one new inland tank barge with a total capacity of approximately 28,000 barrels, retired 17 inland tank barges, reducing its capacity by approximately 312,000 barrels, brought one inland tank barge back into service with a capacity of 20,000 barrels and temporarily chartered three inland tank barges with a total capacity of approximately 34,000 barrels. The net result was a reduction of 12 inland tank barges and approximately 230,000 barrels of capacity during the first quarter of 2017.

The Company projects that capital expenditures for 2017 will be in the $165,000,000 to $185,000,000 range. The 2017 construction program will consist of five inland tank barges with a total capacity of 142,000 barrels, one inland towboat, progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboat will be approximately $10,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $7,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $15,000,000, progress payments on the six 5000 horsepower coastal ATB tugboats will be approximately $26,000,000 and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge will be approximately $2,000,000. The balance of approximately $105,000,000 to $125,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2017 first three months. As of May 5, 2017, the Company had approximately 1,411,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $85,202,000 for the 2017 first quarter compared with $113,231,000 for the 2016 first quarter. The 2017 first quarter experienced a net decrease in cash flows from changes in operating assets and liabilities of $8,140,000 compared with a net increase in the 2016 first quarter of $4,360,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 5, 2017, $389,996,000 under its Revolving Credit Facility and $8,753,000 available under its Credit Line.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2017. For a list of significant risks and uncertainties that could impact cash flows, see Note 11, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 13, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $13,593,000 at March 31, 2017, including $4,034,000 in letters of credit and $9,559,000 in performance bonds.  All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 8, 2017