Form 10-Q
period 2017-06-30
KIRBY CORP
filed 2017-08-07
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on August 4, 2017 was 54,005,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
	($ in thousands)
Current assets:
Cash and cash equivalents	$1,577	$5,634
Accounts receivable:
Trade – less allowance for doubtful accounts	287,282	297,177
Other	94,994	95,327
Inventories – net	180,841	185,402
Prepaid expenses and other current assets	38,951	49,411

Total current assets	603,645	632,951

Property and equipment	4,359,359	4,328,897
Less accumulated depreciation	(1,470,352)	(1,407,523)

Property and equipment – net	2,889,007	2,921,374

Goodwill	598,131	598,131
Other assets	134,573	137,439

Total assets	$4,225,356	$4,289,895

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2017	December 31, 2016
	($ in thousands)
Current liabilities:
Income taxes payable	$390	$3,288
Accounts payable	142,371	134,571
Accrued liabilities	170,896	184,478
Deferred revenues	28,337	36,001

Total current liabilities	341,994	358,338

Long-term debt – less current portion	591,535	722,802
Deferred income taxes	741,821	705,453
Other long-term liabilities	72,618	90,435

Total long-term liabilities	1,405,974	1,518,690

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 59,776,000 shares	5,978	5,978
Additional paid-in capital	429,797	432,459
Accumulated other comprehensive income – net	(36,121)	(51,007)
Retained earnings	2,387,011	2,342,236
Treasury stock – at cost, 5,770,000 shares at June 30, 2017 and 5,921,000 at December 31, 2016	(312,771)	(320,348)
Total Kirby stockholders’ equity	2,473,894	2,409,318
Noncontrolling interests	3,494	3,549
Total equity	2,477,388	2,412,867

Total liabilities and equity	$4,225,356	$4,289,895

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$331,265	$378,303	$674,917	$756,646
Diesel engine services	142,063	63,279	290,116	143,669
Total revenues	473,328	441,582	965,033	900,315

Costs and expenses:
Costs of sales and operating expenses	324,540	276,897	669,836	565,807
Selling, general and administrative	46,531	42,842	92,649	93,303
Taxes, other than on income	6,344	5,468	12,993	10,872
Depreciation and amortization	48,293	49,661	96,463	98,285
Loss (gain) on disposition of assets	139	(94)	40	(161)
Total costs and expenses	425,847	374,774	871,981	768,106

Operating income	47,481	66,808	93,052	132,209
Other income (expense)	(1)	179	(117)	314
Interest expense	(4,465)	(4,513)	(8,922)	(8,706)

Earnings before taxes on income	43,015	62,474	84,013	123,817
Provision for taxes on income	(17,043)	(23,365)	(30,396)	(46,224)

Net earnings	25,972	39,109	53,617	77,593
Less: Net earnings attributable to noncontrolling interests	(194)	(167)	(356)	(552)

Net earnings attributable to Kirby	$25,778	$38,942	$53,261	$77,041

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.48	$0.72	$0.99	$1.43
Diluted	$0.48	$0.72	$0.99	$1.43

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	($ in thousands)

Net earnings	$25,972	$39,109	$53,617	$77,593
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	14,140	(3,149)	14,886	(2,500)
Total other comprehensive income (loss), net of taxes	14,140	(3,149)	14,886	(2,500)

Total comprehensive income, net of taxes	40,112	35,960	68,503	75,093
Net earnings attributable to noncontrolling interests	(194)	(167)	(356)	(552)

Comprehensive income attributable to Kirby	$39,918	$35,793	$68,147	$74,541

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	($ in thousands)

Cash flows from operating activities:
Net earnings	$53,617	$77,593
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	96,463	98,285
Provision for deferred income taxes	18,651	29,682
Amortization of unearned share-based compensation	5,924	5,545
Amortization of major maintenance costs	9,938	9,295
Amortization of debt issuance costs	588	401
Other	29	(661)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	8,585	(8,523)
Net cash provided by operating activities	193,795	211,617

Cash flows from investing activities:
Capital expenditures	(92,509)	(111,048)
Acquisitions of businesses and marine equipment	—	(120,991)
Proceeds from disposition of assets	27,966	3,147
Net cash used in investing activities	(64,543)	(228,892)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(131,855)	23,438
Proceeds from exercise of stock options	1,838	321
Purchase of treasury stock	—	(1,827)
Acquisition of noncontrolling interests	(7)	(4,160)
Payments related to tax withholding for share-based compensation	(2,874)	(1,750)
Other	(411)	(1,773)
Net cash provided by (used in) financing activities	(133,309)	14,249
Decrease in cash and cash equivalents	(4,057)	(3,026)

Cash and cash equivalents, beginning of year	5,634	5,885
Cash and cash equivalents, end of period	$1,577	$2,859

Supplemental disclosures of cash flow information:
Interest paid	$9,724	$9,823
Income taxes paid	$16,274	$14,519
Capital expenditures included in accounts payable	$6,289	$(9,769)
Fair value of property transferred in acquisition	$—	$3,681

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company recognized a cumulative effect adjustment of $8,486,000 to retained earnings on a modified retrospective basis as of January 1, 2017 and will apply the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after January 1, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company will elect to account for forfeitures when they occur. Also, the standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity, which differs from the Company’s previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively and, for the six months ended June 30, 2016, reclassified $1,750,000, which increased net cash provided by operating activities and net cash used in financing activities.

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

On July 10, 2017, the Company completed the purchase of certain inland marine assets from an undisclosed competitor for $68,000,000 in cash. The assets purchased consisted of nine specialty pressure tank barges, four 30,000 barrel tank barges and three 1320 horsepower inland towboats.  The average age of the 13 inland tank barges was five years. The 13 tank barges transport petrochemicals and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. The Company has not completed the final purchase price allocation at this time.

On June 13, 2017, the Company signed an agreement to acquire substantially all of the assets and businesses of Stewart & Stevenson LLC (“S&S”), a global manufacturer and distributor of products and services for the oil and gas, marine, construction, power generation, transportation, mining and agricultural industries.  Founded in 1902, S&S serves domestic and global markets with equipment, rental solutions, parts and service through a strategic network of sales and service centers in domestic and international locations.  The purchase price is approximately $710,000,000 (before post-closing adjustments and transaction fees) and will be funded through the Company’s revolving credit facility and Company common stock valued at approximately $355,000,000.  S&S, headquartered in Houston, Texas with 42 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU, Detroit Diesel, Electro-Motive Diesel, Deutz and several other manufacturers.  On June 26, 2017, the Federal Trade Commission granted the Company early termination of the Hart-Scott-Rodino waiting period for the acquisition of S&S.  The closing of the transaction is subject to certain conditions, including obtaining a number of consents from third parties.

(4)	INVENTORIES

The following table presents the details of inventories as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

Finished goods	$167,638	$178,740
Work in process	13,203	6,662
	$180,841	$185,402

(5)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at June 30, 2017 and December 31, 2016 was $587,607,000 and $715,330,000, respectively, which differs from the carrying amounts of $591,535,000 and $722,802,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the six months ended June 30, 2017, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(6)	LONG-TERM DEBT

On June 26, 2017, the Company entered into an amendment of its existing unsecured revolving credit facility (“Revolving Credit Facility”) with a group of commercial banks that increases the borrowing limit from $550,000,000 to $850,000,000 and extends the maturity date to June 26, 2022.  The Revolving Credit Facility provides for a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) or an alternate base rate calculated with reference to the agent bank’s prime rate, among other factors (“Alternate Base Rate”). The interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over LIBOR or equal to the Alternate Base Rate.  In addition, the Revolving Credit Facility allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company recognized additional interest expense of $187,000 in the 2017 second quarter due to the write-off of certain deferred issue costs in connection with the amendment of the Revolving Credit Facility.

(7)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Compensation cost	$3,231	$2,961	$5,924	$5,545
Income tax benefit	$1,271	$1,110	$2,152	$2,079

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At June 30, 2017, 1,741,076 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the six months ended June 30, 2017:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2016	601,121	$65.33
Granted	121,908	$68.50
Exercised	(16,910)	$32.82
Outstanding at June 30, 2017	706,119	$66.66

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at June 30, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$46.74 - $51.23	212,335	4.3	$50.03		108,531	$48.89
$64.89 - $74.99	424,643	4.5	$69.78		237,022	$70.31
$93.64 - $96.85	33,987	3.6	$94.31		33,987	$94.31
$101.46 - $104.37	35,154	3.7	$102.60		35,154	$102.60
$46.74 - $104.37	706,119	4.3	$66.66	$3,711,000	414,694	$69.41	$2,029,000

The following is a summary of the restricted stock award activity under the employee plan described above for the six months ended June 30, 2017:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	377,655	$66.14
Granted	125,545	$68.55
Vested	(105,272)	$68.92
Forfeited	(1,017)	$64.20
Nonvested balance at June 30, 2017	396,911	$66.17

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2017, 510,071 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the six months ended June 30, 2017:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	205,429	$64.60
Granted	3,188	$70.65
Exercised	(39,000)	$46.23
Forfeited	(12,000)	$87.35
Outstanding at June 30, 2017	157,617	$67.54

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at June 30, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	1.8	$29.60		6,000	$29.60
$41.24 – $56.45	53,276	2.9	$52.77		53,276	$52.77
$61.89 – $62.48	35,153	5.0	$62.31		35,153	$62.31
$70.65 – $99.52	63,188	6.5	$86.50		60,797	$87.13
$29.60 – $99.52	157,617	4.8	$67.54	$1,133,000	155,226	$67.49	$1,133,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2017:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	347	$64.89
Granted	21,198	$70.65
Vested	(666)	$67.65
Nonvested balance at June 30, 2017	20,879	$70.65

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,530,000 and $266,000 for the six months ended June 30, 2017 and 2016, respectively.  The actual tax benefit realized for tax deductions from stock option exercises was $555,000 and $100,000 for the six months ended June 30, 2017 and 2016, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,015,000 and $5,556,000 for the six months ended June 30, 2017 and 2016, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,546,000 and $2,083,000 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $4,631,000 of unrecognized compensation cost related to nonvested stock options and $23,554,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.8 years and restricted stock over approximately 3.5 years. The total fair value of options vested was $2,492,000 and $2,495,000 during the six months ended June 30, 2017 and 2016, respectively. The fair value of the restricted stock vested was $7,015,000 and $5,556,000 for the six months ended June 30, 2017 and 2016, respectively.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $20.73 and $17.30, respectively. The fair value of the stock options granted during the six months ended June 30, 2017 and 2016 was $2,594,000 and $3,231,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended June 30,
	2017	2016
Dividend yield	None	None
Average risk-free interest rate	2.0%	1.5%
Stock price volatility	27%	30%
Estimated option term	Six years	Six years

(8)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$908	$(347)	$561	$1,345	$(524)	$821
Actuarial gains (losses)	22,014	(8,435)	13,579	(6,435)	2,465	(3,970)
Total	$22,922	$(8,782)	$14,140	$(5,090)	$1,941	$(3,149)

	Six months ended June 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount

Pension and postretirement benefits (a):
Amortization of net actuarial loss	$2,117	$(810)	$1,307	$2,382	$(912)	$1,470
Actuarial gains (losses)	22,014	(8,435)	13,579	(6,435)	2,465	(3,970)
Total	$24,131	$(9,245)	$14,886	$(4,053)	$1,553	$(2,500)

(a)	Actuarial gains/(losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 12 – Retirement Plans)

(9)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the diesel engine services segment from the marine transportation segment of $4,945,000 and $10,375,000 for the three months and six months ending June 30, 2017, respectively, and $6,167,000 and $10,551,000 for the three months and six months ending June 30, 2016, respectively, have been eliminated from the tables below.  The related intersegment profit of $494,000 and $1,037,000 for the three months and six months ending June 30, 2017, respectively, and $617,000 and $1,055,000 for the three months and six months ending June 30, 2016, respectively, have also been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2017 and 2016 and total assets as of June 30, 2017 and December 31, 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Marine transportation	$331,265	$378,303	$674,917	$756,646
Diesel engine services	142,063	63,279	290,116	143,669
	$473,328	$441,582	$965,033	$900,315
Segment profit (loss):
Marine transportation	$35,766	$72,726	$71,020	$142,521
Diesel engine services	16,355	(1,968)	30,089	(2,774)
Other	(9,106)	(8,284)	(17,096)	(15,930)
	$43,015	$62,474	$84,013	$123,817

	June 30, 2017	December 31, 2016
Total assets:
Marine transportation	$3,539,345	$3,613,951
Diesel engine services	633,583	623,268
Other	52,428	52,676
	$4,225,356	$4,289,895

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

General corporate expenses	$(4,501)	$(4,044)	$(8,017)	$(7,699)
Gain (loss) on disposition of assets	(139)	94	(40)	161
Interest expense	(4,465)	(4,513)	(8,922)	(8,706)
Other income (expense)	(1)	179	(117)	314
	$(9,106)	$(8,284)	$(17,096)	$(15,930)

The following table presents the details of “Other” total assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
General corporate assets	$50,681	$50,054
Investment in affiliates	1,747	2,622
	$52,428	$52,676

(10)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Earnings before taxes on income – United States	$43,015	$62,474	$84,013	$123,817
Provision for taxes on income:
Federal:
Current	$6,054	$6,651	$9,988	$13,091
Deferred	10,089	14,969	18,651	29,682
State and local	900	1,745	1,757	3,451
	$17,043	$23,365	$30,396	$46,224

ASU 2016-09 requires that excess tax benefits and tax deficiencies related to share-based compensation be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. This requirement was applied on a prospective basis to the tax effects of exercised or vested stock awards during the three months and six months ending June 30, 2017. This resulted in an increase in the provision for taxes on income of $852,000 for the three months ended June 30, 2017 and a decrease of $1,238,000 for the six months ended June 30, 2017.

(11)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net earnings attributable to Kirby	$25,778	$38,942	$53,261	$77,041
Undistributed earnings allocated to restricted shares	(196)	(284)	(386)	(524)
Income available to Kirby common stockholders - basic	25,582	38,658	52,875	76,517
Undistributed earnings allocated to restricted shares	196	284	386	524
Undistributed earnings reallocated to restricted shares	(196)	(285)	(386)	(524)
Income available to Kirby common stockholders - diluted	$25,582	$38,657	$52,875	$76,517

Shares outstanding:
Weighted average common stock issued and outstanding	53,996	53,844	53,955	53,813
Weighted average unvested restricted stock	(410)	(393)	(391)	(367)
Weighted average common stock outstanding - basic	53,586	53,451	53,564	53,446
Dilutive effect of stock options	59	75	63	59
Weighted average common stock outstanding - diluted	53,645	53,526	53,627	53,505

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.48	$0.72	$0.99	$1.43
Diluted	$0.48	$0.72	$0.99	$1.43

Certain outstanding options to purchase approximately 478,000 and 243,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2017 and 2016, respectively, as such stock options would have been antidilutive.

(12)	RETIREMENT PLANS

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

On April 12, 2017, the Company amended its pension plan to cease all benefit accruals for periods after May 31, 2017 for certain participants. Participants grandfathered and not impacted were those, as of the close of business on May 31, 2017, who either (a) had completed 15 years of pension service or (b) had attained age 50 and completed 10 years of pension service. Participants non-grandfathered are eligible to receive discretionary 401(k) plan contributions. The Company did not incur any one-time charges related to this amendment but the pension plan’s projected benefit obligation decreased by $33,433,000.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2017	2016	2017	2016
Service cost	$2,865	$3,482	$—	$—
Interest cost	3,409	3,651	15	17
Expected return on plan assets	(4,568)	(4,251)	—	—
Amortization of actuarial loss	1,069	1,525	7	6
Net periodic benefit cost	$2,775	$4,407	$22	$23

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2017	2016	2017	2016
Service cost	$7,192	$6,702	$—	$—
Interest cost	7,089	7,063	29	33
Expected return on plan assets	(9,005)	(8,404)	—	—
Amortization of actuarial loss	2,438	2,743	14	13
Net periodic benefit cost	$7,714	$8,104	$43	$46

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	7	3	14	15
Amortization of actuarial gain	(168)	(186)	(335)	(374)
Net periodic benefit cost	$(161)	$(183)	$(321)	$(359)

(13)	CONTINGENCIES

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $13,669,000 at June 30, 2017, including $4,110,000 in letters of credit and $9,559,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Weighted average number of common stock - diluted	53,645	53,526	53,627	53,505

The increase in the weighted average number of common shares for the 2017 second quarter and first six months compared with the 2016 second quarter and first six months primarily reflected the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2017, the Company operated a fleet of 849 inland tank barges with 17.4 million barrels of capacity, and operated an average of 220 inland towboats during the 2017 second quarter. The Company’s coastal fleet consisted of 67 tank barges with 6.1 million barrels of capacity and 69 coastal tugboats. The Company also owns and operates five offshore dry-bulk cargo barges and five offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its diesel engine services segment, the Company provides after-market services for medium-speed and high-speed diesel engines, reduction gears and ancillary products for marine and power generation applications, distributes and services high-speed diesel engines, transmissions and pumps, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For the 2017 second quarter, net earnings attributable to Kirby were $25,778,000, or $0.48 per share, on revenues of $473,328,000, compared with 2016 second quarter net earnings attributable to Kirby of $38,942,000, or $0.72 per share, on revenues of $441,582,000.  For the 2017 first six months, net earnings attributable to Kirby were $53,261,000, or $0.99 per share, on revenues of $965,033,000, compared with 2016 first six months net earnings attributable to Kirby of $77,041,000, or $1.43 per share, on revenues of $900,315,000.  The 2017 second quarter and first six months results include pre-tax expenses of $707,000, or $.01 per share, related to the pending acquisition of S&S.  The 2016 first six months results included $5,605,000 before taxes, or $.06 per share, of severance charges incurred in the 2016 first quarter. The severance charges were a reduction in force across the marine transportation and diesel engine services businesses and corporate staff in order to reduce costs in light of challenging market conditions.

Marine Transportation

For the 2017 second quarter and first six months, the Company’s marine transportation segment generated 70% of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2017 second quarter and first six months decreased 12% and 11%, respectively, when compared with the 2016 second quarter and first six months.  The decreases in revenues were primarily due to lower inland marine transportation term and spot contract pricing, lower coastal marine transportation spot contract pricing, lower coastal equipment utilization and a continued increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by an increase in the average cost of marine diesel fuel which is largely passed through to the customer. The segment’s operating income for the 2017 second quarter and first six months decreased 51% and 50%, respectively, compared with the 2016 second quarter and first six months.  The decreases in operating income were primarily due to lower inland term and spot contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization and a continued increase in coastal equipment operating in the spot market which adds increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly, and by a reduction in the average number of inland towboats operated.  The 2016 first six months marine transportation operating income included $3,792,000 of severance charges incurred in the 2016 first quarter. For the 2017 and 2016 second quarters and first six months, the inland tank barge fleet contributed 70% and the coastal fleet contributed 30% of marine transportation revenues.

Tank barge utilization levels of the Company’s inland marine transportation markets declined to the mid-80% to high 80% range during the 2017 second quarter compared to the high 80% to low 90% range during the 2017 first quarter and the 2016 second quarter.  Operating conditions improved during the 2017 second quarter due to better weather conditions along the Gulf Coast, which enhanced operating efficiency and thereby lowered tank barge utilization.  Seasonally weak demand for the transportation of agricultural chemicals also contributed to the decline in utilization in the 2017 second quarter compared to the 2017 first quarter.  For the 2017 second quarter and first six months, demand for barges moving petrochemicals and black oil was stable, while demand for refined petroleum products was lower compared to demand for the comparable 2016 periods.

Coastal tank barge utilization levels declined to the high 60% to mid-70% range during the 2017 second quarter compared to the mid-70% to low 80% range during the 2017 first quarter and the mid-80% level in the 2016 second quarter. Utilization in the coastal marine fleet was impacted by the industry-wide oversupply of tank barges.  Demand for the transportation of black oil and petrochemicals was relatively stable compared to demand in the 2017 first quarter and 2016 second quarter.  Demand for the transportation of refined petroleum products and crude oil was lower in the 2017 second quarter and first six months compared to demand in the same 2016 periods, as weakness in those markets persists due to heavy imports and high inventory levels, as well as an oversupply of barge capacity.

During the 2017 second quarter and first six months, approximately 75% of marine transportation inland revenues were under term contracts and 25% were spot contract revenues. For the 2016 second quarter and first six months, approximately 80% of inland revenues were under term contracts and 20% were spot contract revenues.  Inland time charters during the 2017 second quarter and first six months represented 48% of the revenues under term contracts compared with 51% and 53% in the 2016 second quarter and first six months, respectively.

During the 2017 and 2016 second quarters and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues.  Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2017 second quarter and first six months compared with 90% during the 2016 second quarter and first six months.

Rates on inland term contracts renewed in the 2017 second quarter and first six months decreased in the 4% to 7% average range compared with term contracts renewed in the second quarter and first six months of 2016.  Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2017 first quarter, but below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

Rates on coastal term contracts renewed in the 2017 second quarter and first six months were down slightly when compared with term contracts renewed in the 2016 comparable periods, although most contracts failed to renew and customers elected to source their needs in the spot market. Spot contract rates, which include the cost of fuel, remained meaningfully below term contract rates during the first six months of 2017.

The marine transportation operating margin was 10.8% for the 2017 second quarter compared with 19.2% for the 2016 second quarter and 10.5% for the 2017 first six months compared with 18.8% for the 2016 first six months.

Diesel Engine Services

For the 2017 second quarter and first six months, the diesel engine services segment generated 30% of the Company’s revenue.  For the 2017 second quarter and first six months, 39% and 42% of the diesel engine services segment revenue was generated from overhauls and service, 42% and 38% from direct parts sales and 19% and 20% from manufacturing, respectively. The results of the diesel engine services segment are largely influenced by the economic cycles of the marine and power generation markets and the land-based oilfield service and oil and gas operator and producer markets.

Diesel engine services revenues for the 2017 second quarter and first six months increased 125% and 102%, respectively, when compared with the second quarter and first six months of 2016.  Operating income for the 2017 second quarter and first six months was $16,355,000 and $30,089,000, respectively, compared with operating losses in the 2016 second quarter and first six months of $1,968,000 and $2,774,000, respectively.  The higher revenues and operating income in the 2017 second quarter and first six months compared to the 2016 second quarter and first six months were primarily attributable to the increased demand for the remanufacture of pressure pumping units and transmission overhauls, an improvement in the manufacturing of oil service equipment, including pressure pumping units, and a modest increase in the demand for the sale and distribution of engines, transmissions and parts. In the marine diesel engine services market, customers continued to defer major maintenance projects, particularly in the Midwest and on the East Coast, largely due to the weak inland and coastal tank barge markets and inland dry cargo barge market. In addition, continued weakness in the Gulf of Mexico oilfield services market negatively impacted the marine diesel engine services market. The power generation market was relatively stable with major generator set upgrades and parts sales for both domestic and international power generation customers.  The diesel engine services results for the 2016 first six months included $1,436,000 of severance charges incurred in the 2016 first quarter in response to the reduced activity in both the marine and land-based markets.

The diesel engine services operating margin for the 2017 second quarter was 11.5% compared with (3.1)% for the 2016 second quarter. For the 2017 first six months, the operating margin was 10.4% compared with (1.9)% for the first six months of 2016.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2017 first six months, with net cash provided by operating activities of $193,795,000 compared with $211,617,000 net cash provided by operating activities for the 2016 first six months. The 8% decrease was primarily from $23,976,000 of lower net earnings and an $11,031,000 decrease in the provision for deferred income taxes, offset by a $17,108,000 increase in cash flows from changes in operating assets and liabilities. In addition, during the 2017 first six months, the Company generated cash of $27,966,000 from proceeds from the disposition of assets compared to $3,147,000 for the first six months of 2016.  On June 30, 2017, the Company executed a sale leaseback transaction related to a recently constructed 4900 horsepower coastal tugboat.  The Company received cash proceeds of $18,314,000 for the coastal tugboat and executed a ten year lease with the buyer.  The Company also generated cash during the 2017 and 2016 first six months of $1,838,000 and $321,000, respectively, from proceeds from the exercise of stock options.

For the 2017 first six months, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $92,509,000, including $7,093,000 for inland tank barge and towboat construction, $1,704,000 for progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, $11,133,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $12,096,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $608,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge, and $59,875,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities.

The Company’s debt-to-capitalization ratio decreased to 19.3% at June 30, 2017 from 23.1% at December 31, 2016, primarily due to a decrease of $131,267,000 in outstanding debt and an increase in total equity from net earnings attributable to Kirby for the 2017 first six months of $53,261,000 and the amortization of unearned equity compensation, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09. As of June 30, 2017, the Company had $95,343,000 outstanding under its Revolving Credit Facility and $500,000,000 of senior notes outstanding, offset by $3,808,000 in unamortized debt issuance costs.

During the 2017 first six months, the Company took delivery of two new inland tank barges with a total capacity of approximately 57,000 barrels, retired 31 inland tank barges, reducing its capacity by approximately 587,000 barrels, brought one inland tank barge back into service with a capacity of 20,000 barrels and temporarily chartered one inland tank barge with a total capacity of approximately 11,000 barrels. The net result was a reduction of 27 inland tank barges and approximately 499,000 barrels of capacity during the first half of 2017.

The Company projects that capital expenditures for 2017 will be in the $165,000,000 to $185,000,000 range. The 2017 construction program will consist of six inland tank barges with a total capacity of 171,000 barrels and one inland towboat, progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboat will be approximately $10,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $8,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $16,000,000, progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $25,000,000, and final costs on the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $1,000,000. The balance of approximately $105,000,000 to $125,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Outlook

Reduced crude oil volumes to be moved by tank barge due to additional pipelines, coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate, have resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity has placed inland and coastal tank barge rates under some pressure. As a result, the inland market for the remainder of 2017 will be impacted by the pricing declines experienced throughout 2016 and the 2017 first six months.  The Company anticipates utilization to range from the mid-80% to low 90% levels for the remainder of 2017.  While supply and demand in the inland barge industry is moving toward balance, the Company does not expect an improvement in pricing this year. However, future inland tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the opening of new facilities should benefit the inland marine transportation markets.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes has increased available capacity and has resulted in some reluctance among certain customers to extend term contracts, which has led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry have added new coastal tank barge capacity during 2015 and 2016, with additional new capacity coming on-line in 2017 through 2019. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity. While the Company does expect the supply of tank barges and capacity in the coastal industry fleet to eventually balance with demand, the Company does not anticipate that balance occurring in 2017 without an improvement in demand. As a result, in the 2017 first six months, the Company released chartered tugboats, idled owned barges and tugboats and reduced headcount accordingly. The Company expects tank barge utilization for the coastal markets to range from mid-60% to low 70% for the remainder of 2017.

As of June 30, 2017, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 500 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2017. The Company estimates that approximately 40 tank barges were ordered during 2016 for delivery throughout 2017, six of which are for the Company, and many older tank barges, including an expected 41 by the Company, will be retired, dependent on 2017 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of June 30, 2017, the Company estimated there were approximately 295 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 35 of those were over 30 years old. The Company expects to take delivery of a new 155,000 barrel coastal ATB in the 2017 third quarter. The Company is aware of 11 announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in the 2017 second half, 2018 and 2019.

In the land-based diesel engine services market, the Company is experiencing a healthy rebound in service demand, particularly with pressure pumping unit remanufacturing and transmission overhauls. The United States land rig count has improved from the lows of 2016, oil prices have traded in the $40 to $50 per barrel range during 2017, and service intensity in the well completion business has increased. The condition of the industry’s pressure pumping fleet is poor. Based on these positive conditions, the Company anticipates that for the remainder of 2017 the demand for pressure pumping unit remanufacturing will remain strong and that increased demand is anticipated to generate orders for pressure pumping units and ancillary oilfield service support equipment.

For the marine diesel engine services market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market, as well as the inland and coastal tank barge markets and inland dry cargo barge market, throughout the remainder of 2017. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Acquisitions

On July 10, 2017, the Company completed the purchase of certain inland marine assets from an undisclosed competitor for $68,000,000 in cash. The assets purchased consisted of nine specialty pressure tank barges, four 30,000 barrel tank barges and three 1320 horsepower inland towboats.  The average age of the 13 inland tank barges was five years. The 13 tank barges transport petrochemicals and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. The Company has not completed the final purchase price allocation at this time.  Financing of the equipment acquisition was through borrowing under the Company’s Revolving Credit Facility.

On June 13, 2017, the Company signed an agreement to acquire substantially all of the assets and businesses of S&S, a global manufacturer and distributor of products and services for the oil and gas, marine, construction, power generation, transportation, mining and agricultural industries.  Founded in 1902, S&S serves domestic and global markets with equipment, rental solutions, parts and service through a strategic network of sales and service centers in domestic and international locations.  The purchase price is approximately $710,000,000 (before post-closing adjustments and transaction fees) and will be funded through the Company’s Revolving Credit Facility and Company common stock valued at approximately $355,000,000.  S&S, headquartered in Houston, Texas with 42 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU, Detroit Diesel, Electro-Motive Diesel, Deutz and several other manufacturers.  On June 26, 2017, the Federal Trade Commission granted the Company early termination of the Hart-Scott-Rodino waiting period for the acquisition of S&S.  The closing of the transaction is subject to certain conditions, including obtaining a number of consents from third parties.

Results of Operations

The Company reported 2017 second quarter net earnings attributable to Kirby of $25,778,000, or $0.48 per share, on revenues of $473,328,000, compared with 2016 second quarter net earnings attributable to Kirby of $38,942,000, or $0.72 per share, on revenues of $441,582,000.  Net earnings attributable to Kirby for the 2017 first six months were $53,261,000, or $0.99 per share, on revenues of $965,033,000, compared with $77,041,000, or $1.43 per share, on revenues of $900,315,000 for the 2016 first six months.  The 2017 second quarter and first six months results include pre-tax expenses of $707,000, or $.01 per share, related to the pending acquisition of S&S.  The 2016 first six months results included $5,605,000 before taxes, or $.06 per share, of severance charges incurred in the 2016 first quarter which were mainly reflected in the marine transportation and diesel engine businesses and corporate staff in order to reduce costs in light of challenging market conditions.

The following table sets forth the Company’s marine transportation and diesel engine services revenues for the 2017 second quarter compared with the second quarter of 2016, the first six months of 2017 compared with the first six months of 2016 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2017	%	2016	%	2017	%	2016	%
Marine transportation	$331,265	70%	$378,303	86%	$674,917	70%	$756,646	84%
Diesel engine services	142,063	30	63,279	14	290,116	30	143,669	16
	$473,328	100%	$441,582	100%	$965,033	100%	$900,315	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2017, the Company operated 849 inland tank barges, including 35 leased barges, with a total capacity of 17.4 million barrels. This compares with 901 inland tank barges operated as of June 30, 2016, including 39 leased barges, with a total capacity of 18.3 million barrels. The Company operated an average of 220 inland towboats during the 2017 second quarter, of which an average of 64 were chartered, compared with 241 during the 2016 second quarter, of which an average of 78 were chartered. The Company’s coastal tank barge fleet as of June 30, 2017 consisted of 67 tank barges, seven of which were leased, with 6.1 million barrels of capacity, and 69 tugboats, five of which were chartered. This compares with 69 coastal tank barges operated as of June 30, 2016, seven of which were leased, with 6.1 million barrels of capacity, and 80 tugboats, six of which were chartered. The Company owns and operates five offshore dry-bulk cargo barges and five offshore tugboats engaged in the offshore transportation of dry-bulk cargoes. The Company also owns a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2017 compared with the three months and six months ended June 30, 2016 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Marine transportation revenues	$331,265	$378,303	(12)%	$674,917	$756,646	(11)%

Costs and expenses:
Costs of sales and operating expenses	217,557	228,592	(5)	447,691	455,344	(2)
Selling, general and administrative	27,586	26,600	4	55,464	59,297	(6)
Taxes, other than on income	5,849	4,953	18	11,947	9,791	22
Depreciation and amortization	44,507	45,432	(2)	88,795	89,693	(1)
	295,499	305,577	(3)	603,897	614,125	(2)
Operating income	$35,766	$72,726	(51)%	$71,020	$142,521	(50)%
Operating margins	10.8%	19.2%		10.5%	18.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2017 second quarter and first six months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2017 Second Quarter Revenue Distribution	2017 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	55%	55%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	25%	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	17%	17%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2017 second quarter and first six months decreased 12% and 11%, respectively, when compared with the 2016 second quarter and first six months, primarily due to lower inland marine transportation term and spot contract pricing, lower coastal marine transportation spot contract pricing, lower coastal equipment utilization and a continued increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by an increase in the average cost of marine diesel fuel which is largely passed through to the customer.  For the 2017 and 2016 second quarters and first six months, the inland tank barge fleet contributed 70% and 67%, respectively, and the coastal fleet 30% and 33%, respectively, of marine transportation revenues. Tank barge utilization levels of the Company’s inland marine transportation markets declined to the mid-80% to high 80% range during the 2017 second quarter compared to the high 80% to low 90% range during the 2017 first quarter and the 2016 second quarter.  Operating conditions improved during the 2017 second quarter due to better weather conditions along the Gulf Coast, which enhanced operating efficiency and thereby lowered tank barge utilization.  Seasonally weak demand for the transportation of agricultural chemicals also contributed to the modest decline in utilization.  Coastal tank barge utilization levels declined to the high 60% to mid-70% range during the 2017 second quarter compared to the mid-70% to low 80% range during the 2017 first quarter and the mid-80% level in the 2016 second quarter.  Utilization in the coastal marine fleet continued to be impacted by the industry-wide oversupply of tank barges in the coastal industry and weak demand for the transportation of refined petroleum products and crude oil.

The petrochemical market, the Company’s largest market, contributed 55% of marine transportation revenues for the 2017 second quarter and first six months, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 25% of marine transportation revenues for the 2017 second quarter and first six months, reflected a return to normal demand levels in the back half of the 2017 second quarter compared to the 2017 first quarter as refinery turnaround activity in the Gulf Coast concluded.  The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however at reduced levels compared with the 2016 second quarter and first six months.

The refined petroleum products market, which contributed 17% of marine transportation revenues for the 2017 second quarter and first six months, reflected weaker demand in both the inland and coastal markets, primarily a result of an oversupply of barge capacity and heavy imports of refined petroleum products, as well as weak heating oil demand in the 2017 first quarter due to the unseasonably warm weather in the Northeast.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2017 second quarter and first six months, saw typical seasonally weak demand for transportation of both domestically produced and imported products during the 2017 second quarter.

For the second quarter of 2017, the inland operations incurred 1,367 delay days, 33% less than the 2,035 delay days that occurred during the 2016 second quarter and 40% less than the 2,267 delay days that occurred during the 2017 first quarter.  For the first six months of 2017, 3,634 delay days occurred, 15% less than the 4,271 delay days that occurred during the 2016 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.  Operating conditions improved during the 2017 second quarter due to better weather conditions along the Gulf Coast, which enhanced operating efficiency and lowered utilization.

During the 2017 second quarter and first six months, approximately 75% of marine transportation inland revenues were under term contracts and 25% were spot contract revenues. For the 2016 second quarter and first six months, approximately 80% of inland revenues were under term contracts and 20% were spot contract revenues.  Inland time charters during the 2017 second quarter and first six months represented 48% of the revenues under term contracts compared with 51% and 53% in the 2016 second quarter and first six months, respectively.

During the 2017 and 2016 second quarters and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2017 second quarter and first six months compared with 90% during the 2016 second quarter and first six months.

Rates on inland term contracts renewed in the 2017 second quarter and first six months decreased in the 4% to 7% average range compared with term contracts renewed in the second quarter and first six months of 2016.  Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2017 first quarter, but below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

Rates on coastal term contracts renewed in the 2017 second quarter and first six months were down slightly when compared with term contracts renewed in the 2016 comparable periods, although most contracts failed to renew and customers elected to source their needs in the spot market. Spot contract rates, which include the cost of fuel, remained meaningfully below term contract rates during the first six months of 2017.

Marine Transportation Costs and Expenses

Costs and expenses for the 2017 second quarter and first six months decreased 3% and 2%, respectively, when compared with the 2016 second quarter and first six months.  Costs of sales and operating expenses for the 2017 second quarter and first six months decreased 5% and 2%, respectively, compared with the second quarter and first six months of 2016, primarily due to fewer inland towboats operated and lower business activity levels, partially offset by higher fuel costs.

The inland marine transportation fleet operated an average of 220 towboats during the 2017 second quarter, of which an average of 64 were chartered, compared with 241 during the 2016 second quarter, of which an average of 78 were chartered. During the 2017 first six months, the inland operations operated an average of 228 towboats, of which an average of 72 towboats were chartered, compared with 241 towboats operated during the 2016 first six months, of which an average of 78 were chartered.  As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the high wind and heavy fog conditions that occurred in the 2017 first quarter, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2017 second quarter, the inland operations consumed 9.9 million gallons of diesel fuel compared to 9.8 million gallons consumed during the 2016 second quarter. The average price per gallon of diesel fuel consumed during the 2017 second quarter was $1.72 per gallon compared with $1.35 per gallon for the 2016 second quarter.  For the 2017 first six months, the inland operations consumed 20.5 million gallons of diesel fuel compared to 20.0 million gallons consumed during the 2016 first six months. The average price per gallon of diesel fuel consumed during the 2017 first six months was $1.75 compared with $1.31 for the 2016 first six months.  Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2017 second quarter increased 4% compared with the 2016 second quarter, primarily due to salary increases effective August 1, 2016 and April 1, 2017, higher medical costs and higher incentive compensation accruals.  For the 2017 first six months, selling, general and administrative expenses decreased 6% compared with the 2016 first six months, primarily a reflection of $3,792,000 of severance charges incurred in the 2016 first quarter and the resulting cost savings in the 2017 first six months from the reduction in force in early 2016, partially offset by salary increases effective August 1, 2016 and April 1, 2017.

Taxes, other than on income for the 2017 second quarter and first six months increased 18% and 22%, respectively, compared with the 2016 second quarter and first six months, mainly due to higher property taxes on marine transportation equipment and new state franchise taxes effective January 1, 2017.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2017 second quarter and first six months decreased 51% and 50%, respectively, compared with the 2016 second quarter and first six months. The operating margin was 10.8% for the 2017 second quarter compared with 19.2% for the 2016 second quarter.  The operating margin for the 2017 first six months was 10.5% compared with 18.8% for the 2016 first six months. The results primarily reflected lower inland term and spot contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization and a continued increase in coastal equipment vessels operating in the spot market which adds increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly, and by a reduction in the average number of inland towboats operated.

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

The following table sets forth the Company’s diesel engine services segment’s revenues, costs and expenses, operating income (loss) and operating margins for the three months and six months ended June 30, 2017 compared with the three months and six months ended June 30, 2016 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Diesel engine services revenues	$142,063	$63,279	125%	$290,116	$143,669	102%

Costs and expenses:
Costs of sales and operating expenses	106,983	48,305	121	222,145	110,463	101
Selling, general and administrative	15,381	13,178	17	31,075	28,309	10
Taxes, other than on income	482	502	(4)	1,023	1,053	(3)
Depreciation and amortization	2,862	3,262	(12)	5,784	6,618	(13)
	125,708	65,247	93	260,027	146,443	78
Operating income (loss)	$16,355	$(1,968)	931%	$30,089	$(2,774)	1185%
Operating margins	11.5%	(3.1)%		10.4%	(1.9)%

Diesel Engine Services Revenues

The following table shows the markets serviced by the Company’s diesel engine services segment, the revenue distribution for the 2017 second quarter and first six months, and the customers for each market:

Markets Serviced	2017 Second Quarter Revenue Distribution	2017 Six Months Revenue Distribution	Customers
Land-Based	74%	73%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On- Highway Transportation

Marine	19%	20%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	7%	7%	Standby Power Generation, Pumping Stations

Diesel engine services revenues for the 2017 second quarter and first six months increased 125% and 102%, respectively, compared with the 2016 second quarter and first six months, primarily attributable to the increased demand for the remanufacture of pressure pumping units and transmission overhauls, an improvement in the manufacturing of oil service equipment, including pressure pumping units, and a modest increase in the demand for the sale and distribution of engines, transmissions and parts in the land-based diesel engine services market. In the marine diesel engine services market, customers continued to defer major maintenance projects, particularly in the Midwest and on the East Coast, largely due to the weak inland and coastal tank barge markets and inland dry cargo barge market.  In addition, continued weakness in the Gulf of Mexico oilfield services market negatively impacted the marine diesel engine services market. The power generation market was relatively stable with major generator set upgrades and parts sales for both domestic and international power generation customers.

Diesel Engine Services Costs and Expenses

Costs and expenses for the 2017 second quarter and first six months increased 93% and 78%, respectively, compared with the 2016 second quarter and first six months.  Costs of sales and operating expenses for the 2017 second quarter and first six months increased 121% and 101%, respectively, compared with the 2016 second quarter and first six months, reflecting the increased demand for the remanufacture of pressure pumping units and transmission overhauls, improvement in the manufacturing of oil service equipment, including pressure pumping units, and a modest increase in the demand for the sale and distribution of engines, transmissions and parts in the land-based diesel engine services market.

Selling, general and administrative expenses for the 2017 second quarter and first six months increased 17% and 10%, respectively, compared with the 2016 second quarter and first six months, primarily due to increased activity in the land-based market in the 2017 first six months.  The 2016 first six months selling, general and administrative expenses included $1,436,000 of severance charges incurred in the 2016 first quarter, in response to the reduced activity in both the marine and land-based markets, which benefited both the land-based and marine markets during the 2017 second quarter and first six months.

Diesel Engine Services Operating Income (Loss) and Operating Margins

Operating income for the diesel engine services segment for the 2017 second quarter and first six months was $16,355,000 and $30,089,000, respectively, compared to operating losses of $1,968,000 and $2,774,000 for the 2016 second quarter and first six months, respectively.  The operating margin for the 2017 second quarter was 11.5% compared with (3.1)% for the 2016 second quarter and 10.4% for the 2017 first six months compared with (1.9)% for the 2016 first six months. The results reflected increased activity in the land-based market and improved efficiencies in the marine diesel engine services market due to cost control measures implemented in 2016.

General Corporate Expenses

General corporate expenses for the 2017 second quarter were $4,501,000, an 11% increase compared with $4,044,000 for the second quarter of 2016, primarily due to acquisition costs of $707,000 in the 2017 second quarter related to the pending acquisition of S&S. For the first six months of 2017, general corporate expenses were $8,017,000, a 4% increase compared with $7,699,000 for the first six months of 2016.  The 2016 first six months included a severance charge of $377,000 incurred in the 2016 first quarter.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $139,000 for the 2017 second quarter compared with a net gain of $94,000 for the 2016 second quarter. For the 2017 first six months, the Company reported a net loss on disposition of assets of $40,000 compared with a net gain of $161,000 for the first six months of 2016. The net gains and losses were predominantly from the sale or retirement of marine equipment.

Other Income (Expense)

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2017 compared with the three months and six months ended June 30, 2016 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Other income (expense)	$(1)	$179	─ %	$(117)	$314	─ %
Noncontrolling interests	$(194)	$(167)	16%	$(356)	$(552)	(36)%
Interest expense	$(4,465)	$(4,513)	(1)%	$(8,922)	$(8,706)	2%

Interest Expense

Interest expense for the 2017 second quarter decreased 1% compared with the 2016 second quarter and, for the 2017 first six months, increased 2% compared with the 2016 first six months.  During the 2017 and 2016 second quarters, the average debt and average interest rate (excluding capitalized interest) were $643,623,000 and 3.2%, and $763,308,000 and 2.7%, respectively. For the first six months of 2017 and 2016, the average debt and average interest rate (excluding capitalized interest) were $674,867,000 and 3.0%, and $748,156,000 and 2.7%, respectively.  The Company recognized additional interest expense of $187,000 in the 2017 second quarter due to the write-off of certain deferred issue costs in connection with the amendment of the Revolving Credit Facility.  Interest expense excludes capitalized interest for the 2017 and 2016 second quarters of $700,000 and $635,000, respectively, and for the 2017 and 2016 first six months of $1,314,000 and $1,501,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2017 were $4,225,356,000 compared with $4,289,895,000 as of December 31, 2016. The following table sets forth the significant components of the balance sheet as of June 30, 2017 compared with December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016	% Change
Assets:
Current assets	$603,645	$632,951	(5)%
Property and equipment, net	2,889,007	2,921,374	(1)
Goodwill	598,131	598,131	—
Other assets	134,573	137,439	(2)
	$4,225,356	$4,289,895	(2)%
Liabilities and stockholders’ equity:
Current liabilities	$341,994	$358,338	(5)%
Long-term debt – less current portion	591,535	722,802	(18)
Deferred income taxes	741,821	705,453	5
Other long-term liabilities	72,618	90,435	(20)
Total equity	2,477,388	2,412,867	3
	$4,225,356	$4,289,895	(2)%

Current assets as of June 30, 2017 decreased 5% compared with December 31, 2016. Trade accounts receivable decreased 3%, primarily a reflection of decreased business activity levels in the marine transportation segment partially offset by an increase in business activity levels in the land-based diesel engine services market.  Inventory in the diesel engine services segment decreased 2% primarily due to decreases in the land-based inventory due to higher business activity levels and shipment of a large new equipment order during the 2017 first six months.  Prepaid expenses and other current assets decreased 21% primarily due to amortization of insurance premiums.

Property and equipment, net of accumulated depreciation, at June 30, 2017 decreased 1% compared with December 31, 2016. The decrease reflected $86,220,000 of capital expenditures for the 2017 first six months, more fully described under Capital Expenditures Reflected on the Balance Sheet below, less $92,417,000 of depreciation expense for the 2017 first six months and $26,170,000 of property disposals during the 2017 first six months.

Other assets at June 30, 2017 decreased 2% compared with December 31, 2016, primarily due to amortization of intangibles other than goodwill and the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for the 2017 first six months.

Current liabilities as of June 30, 2017 decreased 5% compared with December 31, 2016. Accounts payable increased 6%, primarily due to increased business activity levels in the land-based diesel engine services market. Accrued liabilities decreased 7%, primarily from payment during the 2017 first six months of employee incentive compensation accrued during 2016 and a reduction in insurance claims payable. Deferred revenues decreased 21%, primarily reflecting decreased advanced billings in the land-based diesel engine services market and the coastal marine transportation market.

Long-term debt, less current portion, as of June 30, 2017 decreased 18% compared with December 31, 2016, reflecting payments of $130,643,000 on the Revolving Credit Facility during the 2017 first six months. Net deferred debt issue costs were $3,808,000 and $3,184,000 at June 30, 2017 and December 31, 2016, respectively.  On June 26, 2017, the Company incurred $1,212,000 in debt issue costs as a result of amending its existing Revolving Credit Facility.

Deferred income taxes as of June 30, 2017 increased 5% compared with December 31, 2016. The increase was primarily due to the 2017 first six months deferred tax provision of $18,651,000 and an increase in deferred tax liabilities of $8,486,000 due to the adoption of ASU 2016-09 on January 1, 2017. The adoption reduced deferred tax assets by $8,486,000, which reflected the cumulative difference between the tax effect of stock-based compensation recognized for tax purposes and amounts recognized for financial reporting purposes, resulting in the recognition of a cumulative-effect adjustment to retained earnings of $8,486,000.

Other long-term liabilities as of June 30, 2017 decreased 20% compared with December 31, 2016.  The decrease was primarily due to a reduction in the pension liability related to a pension plan amendment on April 12, 2017 that lowered the projected benefit obligation of the pension plan by $33,433,000, partially offset by the accrual of pension expense during the 2017 first six months.

Total equity as of June 30, 2017 increased 3% compared with December 31, 2016. The increase was primarily the result of $53,261,000 of net earnings attributable to Kirby for the first six months of 2017, an increase in accumulated other comprehensive income (“OCI”) of $14,886,000, and a $7,577,000 decrease in treasury stock, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09 and a decrease in additional paid-in capital of $2,662,000. The increase in accumulated OCI primarily resulted from the decrease in unrecognized losses related to the Company’s defined benefit plans driven by the pension plan amendment on April 12, 2017.  The decrease in treasury stock was due to the issuance of restricted stock and the exercise of stock options in connection with stock award plans. The decrease in additional paid-in capital was mainly due to the issuance of restricted stock partially offset by the amortization of stock-based compensation during the 2017 first six months.

Long-Term Financing

On June 26, 2017, the Company entered into an amendment of its Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that increases the borrowing limit from $550,000,000 to $850,000,000 and extends the maturity date to June 26, 2022.  In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over LIBOR or equal to an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company recognized additional interest expense of $187,000 in the 2017 second quarter due to the write-off of certain deferred issue costs in connection with the amendment of the Revolving Credit Facility.  As of June 30, 2017, the Company was in compliance with all Revolving Credit Facility covenants and had $95,353,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $2,593,000 as of June 30, 2017.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of June 30, 2017, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of June 30, 2017. Outstanding letters of credit under the Credit Line were $1,247,000 as of June 30, 2017.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2017 first six months were $86,220,000, including $7,093,000 for inland tank barge and towboat construction, $1,704,000 for progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, $11,133,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $12,096,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $608,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge, and $53,586,000 primarily for upgrading existing marine equipment, and marine transportation and diesel engine services facilities. Financing of the construction of the inland tank barges and the towboat, the coastal ATB, the coastal tugboats and the coastal petrochemical tank barge was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2017 first six months, the Company took delivery of two new inland tank barges with a total capacity of approximately 57,000 barrels, retired 31 inland tank barges, reducing its capacity by approximately 587,000 barrels, brought one inland tank barge back into service with a capacity of 20,000 barrels and temporarily chartered one inland tank barge with a total capacity of approximately 11,000 barrels. The net result was a reduction of 27 inland tank barges and approximately 499,000 barrels of capacity during the first half of 2017.

The Company projects that capital expenditures for 2017 will be in the $165,000,000 to $185,000,000 range. The 2017 construction program will consist of six inland tank barges with a total capacity of 171,000 barrels and one inland towboat, progress payments on the construction of a 155,000 barrel coastal ATB scheduled to be placed in service in the 2017 third quarter, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboat will be approximately $10,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $8,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $16,000,000, progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $25,000,000, and final costs on the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $1,000,000. The balance of approximately $105,000,000 to $125,000,000 is primarily capital upgrades and improvements to existing marine equipment, and marine transportation and diesel engine services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the first half of 2017. As of August 4, 2017, the Company had approximately 1,411,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $193,795,000 for the 2017 first six months compared with $211,617,000 for the 2016 first six months. The 2017 first six months experienced a net increase in cash flows from changes in operating assets and liabilities of $8,585,000 compared with a net decrease in the 2016 first six months of $8,523,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 4, 2017, $698,722,000 under its Revolving Credit Facility and $8,753,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires June 26, 2022. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flow in 2017. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 13, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $13,669,000 at June 30, 2017, including $4,110,000 in letters of credit and $9,559,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

2.1*	–	Amendment No. 1 to Purchase and Sale Agreement dated as of June 26, 2017 between Stewart & Stevenson LLC and Kirby Corporation
31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	XBRL Instance Document
101.SCH*	–	XBRL Taxonomy Extension Schema Document
101.CAL*	–	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	–	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	–	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	–	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 7, 2017