Form 10-Q
period 2017-09-30
KIRBY CORP
filed 2017-11-08
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 7, 2017 was 59,697,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2017	December 31, 2016
	($ in thousands)
Current assets:
Cash and cash equivalents	$4,826	$5,634
Accounts receivable:
Trade – less allowance for doubtful accounts	433,295	297,177
Other	77,913	95,327
Inventories – net	323,403	185,402
Prepaid expenses and other current assets	51,327	49,411

Total current assets	890,764	632,951

Property and equipment	4,583,442	4,328,897
Less accumulated depreciation	(1,487,332)	(1,407,523)

Property and equipment – net	3,096,110	2,921,374

Goodwill	919,276	598,131
Other assets	294,265	137,439

Total assets	$5,200,415	$4,289,895

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2017	December 31, 2016
	($ in thousands)
Current liabilities:
Current portion of long-term debt	$1,501	$—
Bank notes payable	899	—
Income taxes payable	1,434	3,288
Accounts payable	214,109	134,571
Accrued liabilities	203,826	184,478
Deferred revenues	40,421	36,001

Total current liabilities	462,190	358,338

Long-term debt – less current portion	1,031,028	722,802
Deferred income taxes	756,268	705,453
Other long-term liabilities	74,801	90,435

Total long-term liabilities	1,862,097	1,518,690

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	5,978
Additional paid-in capital	799,714	432,459
Accumulated other comprehensive income – net	(35,778)	(51,007)
Retained earnings	2,415,618	2,342,236
Treasury stock – at cost, 5,784,000 shares at September 30, 2017 and 5,921,000 at December 31, 2016	(313,423)	(320,348)
Total Kirby stockholders’ equity	2,872,678	2,409,318
Noncontrolling interests	3,450	3,549
Total equity	2,876,128	2,412,867

Total liabilities and equity	$5,200,415	$4,289,895

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$318,810	$359,031	$993,727	$1,115,677
Distribution and services	222,464	75,677	512,580	219,346
Total revenues	541,274	434,708	1,506,307	1,335,023

Costs and expenses:
Costs of sales and operating expenses	378,340	282,168	1,048,176	847,975
Selling, general and administrative	51,689	40,645	144,338	133,948
Taxes, other than on income	6,518	5,445	19,511	16,317
Depreciation and amortization	51,206	50,142	147,669	148,427
Loss (gain) on disposition of assets	159	122	199	(39)
Total costs and expenses	487,912	378,522	1,359,893	1,146,628

Operating income	53,362	56,186	146,414	188,395
Other income (expense)	(113)	(120)	(230)	194
Interest expense	(5,388)	(4,507)	(14,310)	(13,213)

Earnings before taxes on income	47,861	51,559	131,874	175,376
Provision for taxes on income	(19,072)	(19,206)	(49,468)	(65,430)

Net earnings	28,789	32,353	82,406	109,946
Less: Net earnings attributable to noncontrolling interests	(182)	(343)	(538)	(895)

Net earnings attributable to Kirby	$28,607	$32,010	$81,868	$109,051

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.52	$0.59	$1.51	$2.03
Diluted	$0.52	$0.59	$1.50	$2.02

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	($ in thousands)

Net earnings	$28,789	$32,353	$82,406	$109,946
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	507	735	15,393	(1,765)
Foreign currency translation adjustments	(164)	—	(164)	—
Total other comprehensive income (loss), net of taxes	343	735	15,229	(1,765)

Total comprehensive income, net of taxes	29,132	33,088	97,635	108,181
Net earnings attributable to noncontrolling interests	(182)	(343)	(538)	(895)

Comprehensive income attributable to Kirby	$28,950	$32,745	$97,097	$107,286

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	($ in thousands)

Cash flows from operating activities:
Net earnings	$82,406	$109,946
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	147,669	148,427
Provision for deferred income taxes	32,783	46,264
Amortization of unearned share-based compensation	8,991	8,841
Amortization of major maintenance costs	15,232	14,210
Amortization of debt issuance costs	786	600
Other	180	(1,090)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(28,592)	11,048
Net cash provided by operating activities	259,455	338,246

Cash flows from investing activities:
Capital expenditures	(133,437)	(169,305)
Acquisitions of businesses and marine equipment, net of cash acquired	(451,219)	(125,632)
Proceeds from disposition of assets	29,743	15,136
Net cash used in investing activities	(554,913)	(279,801)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	297,181	(49,445)
Payments on long-term debt	(1,065)	—
Proceeds from exercise of stock options	2,076	321
Purchase of treasury stock	—	(1,827)
Acquisition of noncontrolling interests	(7)	(4,160)
Payments related to tax withholding for share-based compensation	(2,899)	(1,753)
Other	(636)	(2,085)
Net cash provided by (used in) financing activities	294,650	(58,949)
Decrease in cash and cash equivalents	(808)	(504)

Cash and cash equivalents, beginning of year	5,634	5,885
Cash and cash equivalents, end of period	$4,826	$5,381

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$18,390	$18,930
Income taxes paid	$19,388	$14,901
Capital expenditures included in accounts payable	$8,917	$(2,296)
Non-cash investing activity:
Fair value of property transferred in acquisition	$—	$3,681
Stock issued in acquisition	$366,554	$—
Cash acquired in acquisition	$98	$—
Debt assumed in acquisition	$13,724	$—

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company recognized a cumulative effect adjustment of $8,486,000 to retained earnings on a modified retrospective basis as of January 1, 2017 and will apply the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after January 1, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company will elect to account for forfeitures when they occur. Also, the standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity, which differs from the Company’s previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively and, for the nine months ended September 30, 2016, reclassified $1,753,000, which increased net cash provided by operating activities and net cash used in financing activities.

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

On September 13, 2017, the Company completed the acquisition of substantially all of the assets of Stewart & Stevenson LLC (“S&S”), a global manufacturer and distributor of products and services for the oil and gas, marine, construction, power generation, transportation, mining and agricultural industries. The acquired business, which the Company operates through a newly formed subsidiary renamed Stewart & Stevenson LLC after the closing of the acquisition, was founded in 1902 and serves domestic and global markets with equipment, rental solutions, parts and service through a strategic network of sales and service centers in domestic and international locations.

The total value of the transaction was $758,245,000, before post-closing adjustments and excluding transaction fees, consisting of cash consideration of $377,967,000, the assumption of $13,724,000 of debt and $366,554,000 through the issuance of 5,696,259 shares of Company common stock valued at $64.35 per share, the Company’s closing share price on September 13, 2017.  On June 26, 2017, in advance of the purchase of S&S, the Company entered into an amendment of its revolving credit facility that increased the borrowing limit from $550,000,000 to $850,000,000 and extended the maturity date to June 26, 2022. The debt assumed consists of $12,135,000 of term debt and $1,589,000 of short-term secured loans related to the Company’s South American operations.  The term debt has a maturity date of September 15, 2032 and carries an interest rate of 4.0%.  The term debt has quarterly interest payments plus quarterly principal payments of $375,000 due through December 2022 and $99,000 due thereafter through the maturity date.  The term debt can be paid off prior to maturity without penalty.

S&S, headquartered in Houston, Texas with 42 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU Detroit Diesel, Electro-Motive Diesel, Deutz and several other manufacturers.  S&S’ principal customers are oilfield service companies, oil and gas operators and producers, and companies in the marine, construction, power generation, transportation, mining and agricultural industries.

The Company considers S&S to be a natural extension of the current distribution and services segment, expanding its geographic footprint and capabilities of the distribution and services business.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$377,967
Stock consideration through issuance of Company common stock	366,554
Fair value of consideration transferred	$744,521

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$98
Accounts receivable	97,891
Inventories	150,000
Prepaid expenses and other current assets	3,850
Property and equipment	150,652
Goodwill	317,861
Other assets	163,230
Total assets	$883,582

Liabilities:
Current portion of long-term debt	$1,501
Bank notes payable	1,589
Income taxes payable	850
Accounts payable	72,200
Accrued liabilities	31,803
Deferred revenues	18,806
Long-term debt	10,634
Other long-term liabilities	1,678
Total liabilities	$139,061
Net assets acquired	$744,521

The analysis of the S&S fair values is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis.  As additional information becomes known concerning the assets acquired and liabilities assumed, the Company may make adjustments to the opening balance sheet of S&S up to a one year period following the acquisition date.

As a result of the acquisition, the Company recorded $317,861,000 of goodwill and $160,822,000 of net intangibles.  The net intangibles have a weighted average amortization period of approximately 16.8 years.  The Company expects substantially all of the goodwill will be deductible for tax purposes.  Acquisition related costs of $1,471,000, consisting primarily of legal, audit and other professional fees plus other expenses, were expensed as incurred to selling general and administrative expense in the first nine months of 2017.

On July 10, 2017, the Company completed the purchase of certain inland marine assets from an undisclosed competitor for $68,000,000 in cash. The assets purchased consisted of nine specialty pressure tank barges, four 30,000 barrel tank barges and three 1320 horsepower inland towboats.  The average age of the 13 inland tank barges was five years. The 13 tank barges transport petrochemicals and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. As a result of the acquisition, the Company recorded $67,970,000 of property and $30,000 of intangibles with a weighted average amortization period of two years.

During July 2017, the Company purchased four inland tank barges for $1,450,000 as well as a barge fleeting and marine fueling operation business in Freeport, Texas for $3,900,000.

Pro forma results of the acquisitions made in the 2017 first nine months have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(4)	INVENTORIES

The following table presents the details of inventories as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$280,393	$178,740
Work in process	43,010	6,662
	$323,403	$185,402

(5)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at September 30, 2017 and December 31, 2016 was $1,025,773,000 and $715,330,000, respectively, which differs from the carrying amounts of $1,033,428,000 and $722,802,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the nine months ended September 30, 2017, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(6)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Compensation cost	$3,067	$3,296	$8,991	$8,841
Income tax benefit	$1,234	$1,236	$3,386	$3,315

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At September 30, 2017, 1,775,522 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2017:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2016	601,121	$65.33
Granted	123,051	$68.46
Exercised	(21,135)	$36.50
Forfeited	(17,022)	$62.37
Outstanding at September 30, 2017	686,015	$66.85

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$46.74 - $51.23	201,276	3.9	$49.97		104,306	$48.79
$64.65 - $74.99	415,598	4.1	$69.76		237,022	$70.31
$93.64 - $96.85	33,987	3.3	$94.31		33,987	$94.31
$101.46 - $104.37	35,154	3.1	$102.60		35,154	$102.60
$46.74 - $104.37	686,015	4.0	$66.85	$3,284,000	410,469	$69.60	$1,822,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2017:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	377,655	$66.14
Granted	127,130	$68.50
Vested	(105,430)	$68.93
Forfeited	(21,169)	$68.99
Nonvested balance at September 30, 2017	378,186	$66.00

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2017, 510,071 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2017:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	205,429	$64.60
Granted	3,188	$70.65
Exercised	(39,000)	$46.23
Forfeited	(12,000)	$87.35
Outstanding at September 30, 2017	157,617	$67.54

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	1.6	$29.60		6,000	$29.60
$41.24 – $56.45	53,276	2.7	$52.77		53,276	$52.77
$61.89 – $62.48	35,153	4.8	$62.31		35,153	$62.31
$70.65 – $99.52	63,188	6.3	$86.50		61,594	$86.91
$29.60 – $99.52	157,617	4.5	$67.54	$1,048,000	156,023	$67.51	$1,048,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2017:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2016	347	$64.89
Granted	21,198	$70.65
Vested	(985)	$68.62
Nonvested balance at September 30, 2017	20,560	$70.65

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,585,000 and $266,000 for the nine months ended September 30, 2017 and 2016, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $597,000 and $100,000 for the nine months ended September 30, 2017 and 2016, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $7,046,000 and $5,587,000 for the nine months ended September 30, 2017 and 2016, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,654,000 and $2,095,000 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was $3,744,000 of unrecognized compensation cost related to nonvested stock options and $19,777,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.6 years and restricted stock over approximately 3.2 years. The total fair value of options vested was $2,511,000 and $2,495,000 during the nine months ended September 30, 2017 and 2016, respectively. The fair value of the restricted stock vested was $7,046,000 and $5,587,000 for the nine months ended September 30, 2017 and 2016, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $20.72 and $17.30, respectively. The fair value of the stock options granted during the nine months ended September 30, 2017 and 2016 was $2,616,000 and $3,231,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended September 30,
	2017	2016
Dividend yield	None	None
Average risk-free interest rate	2.0%	1.5%
Stock price volatility	27%	30%
Estimated option term	Six years	Six years

(7)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$822	$(315)	$507	$1,193	$(455)	$738
Actuarial losses	—	—	—	(2)	(1)	(3)
Foreign currency translation	(164)	—	(164)	—	—	—
Total	$658	$(315)	$343	$1,191	$(456)	$735

	Nine months ended September 30,
	2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$2,939	$(1,125)	$1,814	$3,575	$(1,367)	$2,208
Actuarial gains (losses)	22,014	(8,435)	13,579	(6,437)	2,464	(3,973)
Foreign currency translation	(164)	—	(164)	—	—	—
Total	$24,789	$(9,560)	$15,229	$(2,862)	$1,097	$(1,765)

(a)	Actuarial gains/(losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 11 – Retirement Plans)

(8)	SEGMENT DATA

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

Distribution and Services — Provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications.  The Company also rents equipment including generators, fork lifts, pumps, and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $4,967,000 and $15,342,000 for the three months and nine months ending September 30, 2017, respectively, and $7,171,000 and $17,722,000 for the three months and nine months ending September 30, 2016, respectively, have been eliminated from the tables below. The related intersegment profit of $497,000 and $1,534,000 for the three months and nine months ending September 30, 2017, respectively, and $717,000 and $1,772,000 for the three months and nine months ending September 30, 2016, respectively, have also been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2017 and 2016 and total assets as of September 30, 2017 and December 31, 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Marine transportation	$318,810	$359,031	$993,727	$1,115,677
Distribution and services	222,464	75,677	512,580	219,346
	$541,274	$434,708	$1,506,307	$1,335,023
Segment profit (loss):
Marine transportation	$36,042	$55,460	$107,062	$197,981
Distribution and services	21,974	4,634	52,063	1,860
Other	(10,155)	(8,535)	(27,251)	(24,465)
	$47,861	$51,559	$131,874	$175,376

	September 30, 2017	December 31, 2016
Total assets:
Marine transportation	$3,589,535	$3,613,951
Distribution and services	1,559,937	623,268
Other	50,943	52,676
	$5,200,415	$4,289,895

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
General corporate expenses	$(4,495)	$(3,786)	$(12,512)	$(11,485)
Gain (loss) on disposition of assets	(159)	(122)	(199)	39
Interest expense	(5,388)	(4,507)	(14,310)	(13,213)
Other income (expense)	(113)	(120)	(230)	194
	$(10,155)	$(8,535)	$(27,251)	$(24,465)

The following table presents the details of “Other” total assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
General corporate assets	$49,092	$50,054
Investment in affiliates	1,851	2,622
	$50,943	$52,676

(9)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings before taxes on income – United States	$47,861	$51,559	$131,874	$175,376
Provision for taxes on income:
Federal:
Current	$3,617	$1,190	$13,605	$14,281
Deferred	14,132	16,582	32,783	46,264
State and local	1,323	1,434	3,080	4,885
	$19,072	$19,206	$49,468	$65,430

ASU 2016-09 requires that excess tax benefits and tax deficiencies related to share-based compensation be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. This requirement was applied on a prospective basis to the tax effects of exercised or vested stock awards occurring on or after January 1, 2017. This resulted in an increase in the provision for taxes on income of $1,060,000 for the three months ended September 30, 2017 and a decrease of $178,000 for the nine months ended September 30, 2017.

(10)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings attributable to Kirby	$28,607	$32,010	$81,868	$109,051
Undistributed earnings allocated to restricted shares	(213)	(239)	(599)	(766)
Income available to Kirby common stockholders - basic	28,394	31,771	81,269	108,285
Undistributed earnings allocated to restricted shares	213	239	599	766
Undistributed earnings reallocated to restricted shares	(213)	(238)	(599)	(765)
Income available to Kirby common stockholders - diluted	$28,394	$31,772	$81,269	$108,286

Shares outstanding:
Weighted average common stock issued and outstanding	55,177	53,856	54,364	53,827
Weighted average unvested restricted stock	(412)	(401)	(398)	(378)
Weighted average common stock outstanding - basic	54,765	53,455	53,966	53,449
Dilutive effect of stock options	38	46	55	54
Weighted average common stock outstanding - diluted	54,803	53,501	54,021	53,503

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.52	$0.59	$1.51	$2.03
Diluted	$0.52	$0.59	$1.50	$2.02

Certain outstanding options to purchase approximately 548,000 and 520,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2017 and 2016, respectively, as such stock options would have been antidilutive.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$1,742	$3,351	$—	$—
Interest cost	3,320	3,531	14	16
Expected return on plan assets	(4,595)	(4,202)	—	—
Amortization of actuarial loss	981	1,372	7	7
Net periodic benefit cost	$1,448	$4,052	$21	$23

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$8,934	$10,053	$—	$—
Interest cost	10,409	10,594	43	49
Expected return on plan assets	(13,600)	(12,606)	—	—
Amortization of actuarial loss	3,419	4,115	21	20
Net periodic benefit cost	$9,162	$12,156	$64	$69

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	6	7	20	22
Amortization of actuarial gain	(166)	(186)	(501)	(560)
Net periodic benefit cost	$(160)	$(179)	$(481)	$(538)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $30,466,000 at September 30, 2017, including $11,829,000 in letters of credit and $18,637,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(13)	SUBSEQUENT EVENT

On October 20, 2017, San Jac Marine, LLC (“San Jac”), a subsidiary of the Company, purchased certain assets of Sneed Shipbuilding, Inc. for $14,905,000 in cash including its Channelview, Texas shipyard.  San Jac is a builder of marine vessels for both inland and offshore applications as well providing repair and maintenance services.  The Company intends to build towboats at the shipyard and use the facilities for routine maintenance.  The Company has not completed the final purchase price allocation at this time.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the following additional risk factor:

The Company may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt the Company’s business and hinder its ability to grow.  The Company has made asset and business acquisitions in the past and may continue to make acquisitions of assets or businesses in the future that complement or expand the Company’s current business. The Company may not be able to identify attractive acquisition opportunities. Even if attractive acquisition opportunities are identified, the Company may not be able to complete the acquisition or do so on commercially acceptable terms.  The success of any completed acquisition depends on the Company’s ability to integrate the acquired assets or business effectively into the Company’s existing operations. The process of integrating acquired assets or businesses may involve difficulties that require a disproportionate amount of the Company’s managerial and financial resources to resolve.  The value of acquired assets or businesses may be negatively impacted by a variety of circumstances unknown to the Company prior to the acquisition.  In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that the Company will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. The Company’s failure to achieve consolidation savings, to integrate successfully the acquired businesses and assets into the Company’s existing operations, or to minimize any unforeseen operational difficulties could have a material adverse effect on the Company’s business, financial condition, and results of operations.  In addition, agreements governing the Company’s indebtedness from time to time may impose certain limitations on the Company’s ability to undertake acquisitions or make investments or may limit the Company’s ability to incur certain indebtedness and liens, which could limit the Company’s ability to make acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “project” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornadoes, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A - Risk Factors in this report. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Weighted average number of common stock - diluted	54,803	53,501	54,021	53,503

The increase in the weighted average number of common shares for the 2017 third quarter and first nine months compared with the 2016 third quarter and first nine months primarily reflected the issuance of 5,696,259 shares of Company common stock associated with the S&S acquisition on September 13, 2017, and the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2017, the Company operated a fleet of 848 inland tank barges with 17.4 million barrels of capacity, and operated an average of 215 inland towboats during the 2017 third quarter. The Company’s coastal fleet consisted of 67 tank barges with 6.2 million barrels of capacity and 70 coastal tugboats. The Company also owns and operates five offshore dry-bulk cargo barges and five offshore tugboats and one docking tugboat transporting dry-bulk cargoes in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications.  The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

For the 2017 third quarter, net earnings attributable to Kirby were $28,607,000, or $0.52 per share, on revenues of $541,274,000, compared with 2016 third quarter net earnings attributable to Kirby of $32,010,000, or $0.59 per share, on revenues of $434,708,000.  For the 2017 first nine months, net earnings attributable to Kirby were $81,868,000, or $1.50 per share, on revenues of $1,506,307,000, compared with 2016 first nine months net earnings attributable to Kirby of $109,051,000, or $2.02 per share, on revenues of $1,335,023,000.

Marine Transportation

For the 2017 third quarter and first nine months, the Company’s marine transportation segment generated 59% and 66%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2017 third quarter and first nine months decreased 11% when compared with the 2016 third quarter and first nine months.  The decrease in revenues was primarily due to the industry-wide oversupply of tank barges in both the inland and coastal markets, resulting in lower inland marine transportation term and spot contract pricing, lower coastal marine transportation spot contract pricing and lower coastal equipment utilization.  In addition, a continued increase in the number of coastal vessels operating in the spot market led to increased idle time and decreased revenues, partially offset by an increase in the average cost of marine diesel fuel which is largely passed through to the customer and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017.

The segment’s operating income for the 2017 third quarter and first nine months decreased 35% and 46%, respectively, compared with the 2016 third quarter and first nine months.  The decreases in operating income were primarily due to lower inland term and spot contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization and a continued increase in coastal equipment operating in the spot market which adds increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly, and by a reduction in the average number of inland towboats operated.

The 2017 third quarter and nine months revenue and operating income decreases were also due to the loss of revenue and additional operating expenses in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma.  Initial net lost revenues and costs associated with the hurricanes were approximately $0.07 per share for the third quarter.  However, as the third quarter concluded, recoveries from marine customers for delays, pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations and a stronger pricing environment for customers’ products partially mitigated the negative impact of the hurricanes by approximately $0.04 per share.  The 2016 first nine months marine transportation operating income included $3,792,000 of severance charges incurred in the 2016 first quarter.  For the 2017 and 2016 third quarters, the inland tank barge fleet contributed 72% and 66%, respectively, and the coastal fleet contributed 28% and 34%, respectively, of marine transportation revenues. For the 2017 and 2016 first nine months, the inland tank barge fleet contributed 71% and 67%, respectively, and the coastal fleet contributed 29% and 33%, respectively, of marine transportation revenues.

Operating conditions for the Company’s inland marine transportation markets during the 2017 third quarter deteriorated significantly after Hurricane Harvey made land-fall on the Gulf Coast at the end of August.  Unrelated and coinciding infrastructure repairs on the upper Mississippi River further decreased operating efficiency in September.  The effect was an increase in inland tank barge utilization levels after Hurricane Harvey from the mid-80% to the mid-90% range compared to the mid-80% to high 80% range during the 2017 second quarter, the high 80% to low 90% range during the 2017 first quarter and the low-to-mid 80% range for the 2016 third quarter.  For the 2017 third quarter and first nine months, demand for barges moving petrochemicals and black oil was stable, while demand for refined petroleum products was lower compared to demand for the comparable 2016 periods.

Coastal tank barge utilization levels declined to the low 60% to mid-60% range from the high 60% to mid-70% range during the 2017 second quarter, the mid-70% to low 80% range during the 2017 first quarter and the low-to-mid 80% range in the 2016 third quarter. Utilization in the coastal marine fleet continued to be impacted by the industry-wide oversupply of tank barges.  Demand for the transportation of petrochemicals was relatively stable during the 2017 third quarter and first nine months compared to demand for the comparable 2016 periods.  Demand for black oil products was weaker in the 2017 third quarter compared to the 2017 first and second quarters and the 2016 third quarter.  Demand for the transportation of refined petroleum products and crude oil was lower in the 2017 third quarter and first nine months compared to demand in the same 2016 periods, primarily due to the oversupply of barge capacity.

During the 2017 third quarter and first nine months, approximately 75% of marine transportation inland revenues were under term contracts and 25% were spot contract revenues. For the 2016 third quarter and first nine months, approximately 80% of inland revenues were under term contracts and 20% were spot contract revenues.  Inland time charters during the 2017 third quarter and first nine months represented 48% of the revenues under term contracts compared with 52% and 53% in the 2016 third quarter and first nine months, respectively.

During the 2017 and 2016 third quarters and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues.  Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2017 third quarter and first nine months compared with 90% during the 2016 third quarter and first nine months.

Rates on inland term contracts renewed in the 2017 third quarter and first nine months continued to deteriorate due to excess industry capacity, decreasing in the 4% to 8% average range compared with term contracts renewed in the third quarter and first nine months of 2016.  Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2017 first and second quarters, but below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

There were no coastal term contracts renewed in the 2017 third quarter as customers elected to source their needs in the spot market.  Rates on coastal term contracts renewed in the 2017 first six months were down slightly compared to term contracts renewed in the 2016 comparable periods, although most contracts failed to renew and customers elected to source their needs in the spot market. Spot contract rates, which include the cost of fuel, remained meaningfully below term contract rates during the first nine months of 2017, the degree to which varies based on geography, vessel capacity, vessel type and product service.

The marine transportation operating margin was 11.3% for the 2017 third quarter compared with 15.4% for the 2016 third quarter and 10.8% for the 2017 first nine months compared with 17.7% for the 2016 first nine months.

Distribution and Services

For the 2017 third quarter and first nine months, the distribution and services segment generated 41% and 34%, respectively, of the Company’s revenue.  For the 2017 third quarter and first nine months, 46% and 44% of the distribution and services segment revenue was generated from overhauls and service, 33% and 36% from direct parts sales and 21% and 20% from manufacturing, respectively. The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.

Distribution and services revenues for the 2017 third quarter and first nine months increased 194% and 134%, respectively, when compared with the third quarter and first nine months of 2016.  Operating income for the 2017 third quarter and first nine months was $21,974,000 and $52,063,000, respectively, compared with operating income in the 2016 third quarter and first nine months of $4,634,000 and $1,860,000, respectively.  The higher revenues and operating income in the 2017 third quarter and first nine months compared to the 2016 third quarter and first nine months were primarily attributable to the increased demand in the land-based market for the remanufacture of pressure pumping units and transmission overhauls, an improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in the demand for the sale and distribution of engines, transmissions and related parts. The 2017 third quarter and first nine months higher revenues and operating income also reflected the S&S acquisition on September 13, 2017.  S&S benefited from elevated demand for rental equipment and increased service work as a result of pent-up demand following Hurricanes Harvey, Irma and Maria, as well as healthy demand for service work, parts sales and the manufacturing of pressure pumping equipment.  In the marine market, customers continued to defer major maintenance projects, particularly in the Midwest and on the East Coast, largely due to the weak inland and coastal tank barge markets and inland dry cargo barge market. In addition, continued weakness in the Gulf of Mexico oilfield services market negatively impacted the marine market. The power generation market was relatively stable with major generator set upgrades and parts sales for both domestic and international power generation customers.  The distribution and services results for the 2016 first nine months included $1,436,000 of severance charges incurred in the 2016 first quarter in response to the reduced activity in both the land-based and marine markets.

The distribution and services operating margin for the 2017 third quarter was 9.9% compared with 6.1% for the 2016 third quarter. For the 2017 first nine months, the operating margin was 10.2% compared with 0.8% for the first nine months of 2016.

Cash Flow and Capital Expenditures

The Company continued to generate strong operating cash flow during the 2017 first nine months, with net cash provided by operating activities of $259,455,000 compared with $338,246,000 net cash provided by operating activities for the 2016 first nine months. The 23% decrease was primarily from a $39,640,000 decrease in cash flows from changes in operating assets and liabilities, $27,540,000 of lower net earnings, and a $13,481,000 decrease in the provision for deferred income taxes.  During the 2017 first nine months, the Company generated cash of $29,743,000 from proceeds from the disposition of assets compared to $15,136,000 for the first nine months of 2016.  In the 2017 second quarter, the Company executed a sale leaseback transaction related to a constructed 4900 horsepower coastal tugboat.  The Company received cash proceeds of $18,314,000 for the coastal tugboat and executed a ten year lease with the buyer.  The Company also generated cash during the 2017 and 2016 first nine months of $2,076,000 and $321,000, respectively, from proceeds from the exercise of stock options.

For the 2017 first nine months, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $133,437,000, including $8,449,000 for inland tank barge and towboat construction, $8,786,000 for progress payments on the construction of a 155,000 barrel coastal ATB placed in service in the 2017 third quarter, $15,404,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, one completed in the 2017 second quarter and the second to be completed in the 2017 fourth quarter, $16,357,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $698,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge, and $83,743,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities, and $451,219,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 26.4% at September 30, 2017 from 23.1% at December 31, 2016, primarily due to borrowings under the Company’s Revolving Credit Facility used to purchase the assets of S&S, less the increase in total equity from net earnings attributable to Kirby for the 2017 first nine months of $81,868,000, stock issued with a fair value of $366,554,000 in connection with the acquisition of the assets of S&S, exercise of stock options and the amortization of unearned equity compensation, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09.  As of September 30, 2017, the Company had $524,410,000 outstanding under its Revolving Credit Facility and $500,000,000 of senior notes outstanding, offset by $3,641,000 in unamortized debt issuance costs.  In addition, as a result of the S&S acquisition, the Company assumed debt of $13,724,000 and, after making principal payments of $1,065,000, the Company had a balance of $12,659,000 outstanding as of September 30, 2017, of which $2,400,000 was classified as current portion of long-term debt.

During the 2017 first nine months, the Company took delivery of four new inland tank barges with a total capacity of approximately 115,000 barrels, acquired nine specialty pressure tank barges and four 30,000 barrel tank barges with a total capacity of 253,000 barrels, retired 47 inland tank barges, reducing its capacity by approximately 913,000 barrels, brought one inland tank barge back into service with a capacity of 20,000 barrels and temporarily chartered one inland tank barge with a total capacity of approximately 11,000 barrels. The net result was a reduction of 28 inland tank barges and approximately 514,000 barrels of capacity during the first nine months of 2017.

The Company projects that capital expenditures for 2017 will be in the $175,000,000 to $185,000,000 range. The 2017 construction program will consist of five inland tank barges with a total capacity of 144,000 barrels and progress payments on 16 inland towboats of which one was delivered in the 2017 third quarter and 15 will be delivered in 2018 and 2019, progress payments on the construction of a 155,000 barrel coastal ATB placed in service in the 2017 third quarter, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboats will be approximately $17,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $9,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $17,000,000, progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $26,000,000, and final costs on the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $1,000,000. The balance of approximately $105,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and distribution and services facilities.

Outlook

Reduced crude oil volumes to be moved by tank barge due to additional pipelines, coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate, have resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity placed inland and coastal tank barge rates under pressure. As a result, the inland market for the fourth quarter of 2017 will be impacted by the pricing declines experienced throughout 2016 and the 2017 first nine months.  The Company anticipates inland utilization to range from the mid-80% to mid-90% range for the fourth quarter of 2017.  While supply and demand in the inland tank barge industry is moving toward balance, the Company does not expect an improvement in pricing this year. However, future inland tank barge demand for petrochemical and refined petroleum products volumes from increased production from current facilities, plant expansions or the opening of new facilities should benefit the inland marine transportation markets.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes has increased available capacity and has resulted in some reluctance among certain customers to extend term contracts, which has led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry have added new coastal tank barge capacity during 2015 and 2016, with additional new capacity coming on-line in 2017 through 2019. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity. While the Company does expect the supply of tank barges and capacity in the coastal industry fleet to eventually balance with demand, the Company does not anticipate that balance occurring in 2017 without an improvement in demand. As a result, throughout the 2017 first nine months, the Company released chartered tugboats, idled owned barges and tugboats and reduced headcount accordingly. The Company expects tank barge utilization for the coastal markets to be in the low-to-mid 60% range for the fourth quarter of 2017.

As of September 30, 2017, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 500 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2017. The Company estimates that approximately 40 tank barges were ordered during 2016 for delivery throughout 2017, five of which are for the Company, and many older tank barges, including an expected 51 by the Company, will be retired, dependent on 2017 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of September 30, 2017, the Company estimated there were approximately 295 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 35 of those were over 30 years old. The Company took delivery of a new 155,000 barrel coastal ATB in the 2017 third quarter.  The Company is aware of nine announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in the 2017 fourth quarter, 2018 and 2019.

In the land-based distribution and services market, the Company is experiencing a healthy rebound in service demand, particularly with pressure pumping unit remanufacturing and transmission overhauls. The United States land rig count has improved from the lows of 2016, oil prices have traded in the $40 to $55 per barrel range during 2017, and service intensity in the well completion business has increased. The condition of the industry’s pressure pumping fleet remains poor. Based on these positive conditions, the Company anticipates that for the fourth quarter of 2017 the demand for pressure pumping unit remanufacturing will remain strong and that increased demand is anticipated to generate orders for the manufacture of pressure pumping units and ancillary oilfield service support equipment.  The Company also anticipates the demand for rental of standby power generators, elevated as a result of hurricane related demand in Texas and Florida during late August and September, will return to normal levels in the fourth quarter.

For the marine market, the Company anticipates continued weakness in the Gulf of Mexico oilfield services market, as well as the inland and coastal tank barge markets and inland dry cargo barge market, throughout the fourth quarter of 2017. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers.

Acquisitions

On October 20, 2017, San Jac, a subsidiary of the Company, purchased certain assets of Sneed Shipbuilding, Inc. for $14,905,000 in cash including its Channelview, Texas shipyard.  San Jac is a builder of marine vessels for both inland and offshore applications as well providing repair and maintenance services.  The Company intends to build towboats at the shipyard and use the facilities for routine maintenance.  The Company has not completed the final purchase price allocation at this time.  Financing of the asset acquisition was through borrowings under the Company’s revolving credit facility.

On September 13, 2017, the Company completed the acquisition of substantially all of the assets of S&S, a global manufacturer and distributor of products and services for the oil and gas, marine, construction, power generation, transportation, mining and agricultural industries. The acquired business, which the Company operates through a newly formed subsidiary renamed Stewart & Stevenson LLC after the closing of the acquisition, was founded in 1902 and serves domestic and global markets with equipment, rental solutions, parts and service through a strategic network of sales and service centers in domestic and international locations.

The total value of the transaction was $758,245,000, before post-closing adjustments and excluding transaction fees, consisting of cash consideration of $377,967,000, the assumption of $13,724,000 of debt and $366,554,000 through the issuance of 5,696,259 shares of Company common stock valued at $64.35 per share, the Company’s closing share price on September 13, 2017.  The debt assumed consists of $12,135,000 of term debt and $1,589,000 of short-term secured loans related to the Company’s South American operations.  The term debt has a maturity date of September 15, 2032 and carries an interest rate of 4.0%.  The term debt has quarterly interest payments plus quarterly principal payments of $375,000 due through December 2022 and $99,000 due thereafter through the maturity date.  The term debt can be paid off prior to maturity without penalty.  Financing of the acquisition was through a combination of the Company’s revolving credit facility and the issuance of Company common stock.

S&S, headquartered in Houston, Texas with 42 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU Detroit Diesel, Electro-Motive Diesel, Deutz and several other manufacturers.  S&S’ principal customers are oilfield service companies, oil and gas operators and producers, and companies in the marine, construction, power generation, transportation, mining and agricultural industries.

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

During July 2017, the Company purchased four inland tank barges for $1,450,000 as well as a barge fleeting and marine fueling operation business in Freeport, Texas for $3,900,000.  Financing of the acquisitions was through the Company’s operating cash flows.

Results of Operations

For the 2017 third quarter, net earnings attributable to Kirby were $28,607,000, or $0.52 per share, on revenues of $541,274,000, compared with 2016 third quarter net earnings attributable to Kirby of $32,010,000, or $0.59 per share, on revenues of $434,708,000.  For the 2017 first nine months, net earnings attributable to Kirby were $81,868,000, or $1.50 per share, on revenues of $1,506,307,000, compared with 2016 first nine months net earnings attributable to Kirby of $109,051,000, or $2.02 per share, on revenues of $1,335,023,000.

The 2017 third quarter and first nine months results included a contribution of $0.03 and $0.02, respectively, per share from the S&S business, acquired on September 13, 2017.  The S&S contribution was negatively impacted by acquisition related costs of $707,000, or $0.01 per share, in the 2017 second quarter, and $764,000, or $0.01 per share, in the 2017 third quarter.  The 2017 third quarter and first nine months also included an estimated net $0.03 per share negative impact of Hurricane Harvey, which made landfall along the Gulf Coast in late August 2017, impacting the marine transportation and distribution and services operations, and Hurricane Irma, which disrupted the coastal marine transportation and distribution and services operations along the East Coast.  The 2016 first nine months results included $5,605,000 before taxes, or $0.06 per share, of severance charges incurred in the 2016 first quarter. The severance charges were a reduction in force across the marine transportation and distribution and services businesses and corporate staff in order to reduce costs in light of challenging market conditions.

The following table sets forth the Company’s marine transportation and distribution and services revenues for the 2017 third quarter compared with the third quarter of 2016, the first nine months of 2017 compared with the first nine months of 2016 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2017	%	2016	%	2017	%	2016	%
Marine transportation	$318,810	59%	$359,031	83%	$993,727	66%	$1,115,677	84%
Distribution and services	222,464	41	75,677	17	512,580	34	219,346	16
	$541,274	100%	$434,708	100%	$1,506,307	100%	$1,335,023	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2017, the Company operated 848 inland tank barges, including 31 leased barges, with a total capacity of 17.4 million barrels. This compares with 881 inland tank barges operated as of September 30, 2016, including 35 leased barges, with a total capacity of 17.9 million barrels. The Company operated an average of 215 inland towboats during the 2017 third quarter, of which an average of 59 were chartered, compared with 227 during the 2016 third quarter, of which an average of 69 were chartered. The Company’s coastal tank barge fleet as of September 30, 2017 consisted of 67 tank barges, seven of which were leased, with 6.2 million barrels of capacity, and 70 tugboats, five of which were chartered. This compares with 68 coastal tank barges operated as of September 30, 2016, seven of which were leased, with 6.0 million barrels of capacity, and 80 tugboats, six of which were chartered. The Company owns and operates five offshore dry-bulk cargo barges and five offshore tugboats engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2017 compared with the three months and nine months ended September 30, 2016 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Marine transportation revenues	$318,810	$359,031	(11)%	$993,727	$1,115,677	(11)%

Costs and expenses:
Costs of sales and operating expenses	204,711	226,543	(10)	652,402	681,887	(4)
Selling, general and administrative	26,825	26,089	3	82,289	85,386	(4)
Taxes, other than on income	5,651	4,880	16	17,598	14,671	20
Depreciation and amortization	45,581	46,059	(1)	134,376	135,752	(1)
	282,768	303,571	(7)	886,665	917,696	(3)
Operating income	$36,042	$55,460	(35)%	$107,062	$197,981	(46)%
Operating margins	11.3%	15.4%		10.8%	17.7%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2017 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2017 Third Quarter Revenue Distribution	2017 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	56%	55%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	22%	24%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	18%	18%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

For the 2017 and 2016 third quarters and first nine months, the inland tank barge fleet contributed 72% and 66%, respectively, and the coastal fleet 28% and 34%, respectively, of marine transportation revenues.  Marine transportation revenues for the 2017 third quarter and first nine months decreased 11% when compared with the 2016 third quarter and first nine months, primarily due to the industry-wide oversupply of tank barges in both the inland and coastal markets, resulting in lower inland marine transportation term and spot contract pricing, lower coastal marine transportation spot contract pricing and lower coastal equipment utilization.  In addition, a continued increase in the number of coastal vessels operating in the spot market led to increased idle time and decreased revenues, partially offset by an increase in the average cost of marine diesel fuel which is largely passed through to the customer and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017.

The 2017 third quarter and nine months revenue decrease was also due to the loss of revenue in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma.  Operating conditions for the Company’s inland marine transportation markets deteriorated significantly after Hurricane Harvey made land-fall on the Gulf Coast at the end of August.  Unrelated and coinciding infrastructure repairs on the upper Mississippi River further decreased operating efficiency in September.  The effect was an increase in inland tank barge utilization levels after Hurricane Harvey from the mid-80% to the mid-90% range during the balance of third quarter compared to the mid-80% to high 80% range during the 2017 second quarter, the high 80% to low 90% range during the 2017 first quarter and the low-to-mid 80% range for the 2016 third quarter.  As the third quarter concluded, recoveries from marine customers for delays, pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations and a stronger pricing environment for customers’ products partially mitigated the negative impact of the hurricanes.  The decline in utilization from the 2017 first quarter to the 2017 second quarter was mainly due to better weather conditions along the Gulf Coast, which enhanced operating efficiency and thereby lowered tank barge utilization, and also due to seasonally weak demand for the transportation of agricultural chemicals.

Coastal tank barge utilization levels declined to the low 60% to mid-60% range from the high 60% to mid-70% range during the 2017 second quarter, the mid-70% to low 80% range during the 2017 first quarter and the low-to-mid 80% range in the 2016 third quarter.  Utilization in the coastal marine fleet continued to be impacted by the industry-wide oversupply of tank barges in the coastal industry and weak demand for the transportation of refined petroleum products and crude oil.

The petrochemical market, the Company’s largest market, contributed 56% of marine transportation revenues for the 2017 third quarter and 55% for the first nine months, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.

The black oil market, which contributed 22% of marine transportation revenues for the 2017 third quarter and 24% for the first nine months, reflected higher fleet utilization in the inland market compared to demand in the 2016 third quarter.  The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however at much reduced levels compared with the 2016 third quarter and first nine months.  Demand for the transportation of black oil products in the coastal market in the 2017 third quarter was lower when compared to the 2016 third quarter due to the continued industry-wide oversupply of tank barges in the coastal industry.

The refined petroleum products market, which contributed 18% of marine transportation revenues for the 2017 third quarter and first nine months, reflected weaker demand in both the inland and coastal markets, primarily a result of the oversupply of tank barge capacity, as well as weak heating oil demand in the 2017 first quarter due to the unseasonably warm weather in the Northeast.

The agricultural chemical market, which contributed 4% of marine transportation revenues for the 2017 third quarter and 3% for the first nine months, saw typical seasonal demand for transportation of both domestically produced and imported products during the first and third quarters and a typical seasonal decline in demand in the second quarter.

For the third quarter of 2017, the inland operations incurred 1,965 delay days, 112% more than the 929 delay days that occurred during the 2016 third quarter and 44% more than the 1,367 delay days that occurred during the 2017 second quarter.  For the first nine months of 2017, 5,599 delay days occurred, 8% more than the 5,200 delay days that occurred during the 2016 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.  The increase in delay days for the 2017 third quarter compared to the 2016 third quarter and the 2017 second quarter reflected lost time incurred during and after Hurricane Harvey in late August and September and during the unrelated and coinciding upper Mississippi River infrastructure repairs in September.

During the 2017 third quarter and first nine months, approximately 75% of marine transportation inland revenues were under term contracts and 25% were spot contract revenues. For the 2016 third quarter and first nine months, approximately 80% of inland revenues were under term contracts and 20% were spot contract revenues.  Inland time charters during the 2017 third quarter and first nine months represented 48% of the revenues under term contracts compared with 52% and 53% in the 2016 third quarter and first nine months, respectively.

During the 2017 and 2016 third quarters and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues.  Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2017 third quarter and first nine months compared with 90% during the 2016 third quarter and first nine months.

Rates on inland term contracts renewed in the 2017 third quarter and first nine months continued to deteriorate due to excess industry capacity, decreasing in the 4% to 8% average range compared with term contracts renewed in the third quarter and first nine months of 2016.  Spot contract rates, which include the cost of fuel, were relatively flat when compared with the 2017 first and second quarters, but below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

There were no coastal term contracts renewed in the 2017 third quarter as customers elected to source their needs in the spot market.  Rates on coastal term contracts renewed in the 2017 first six months were down slightly compared to term contracts renewed in the 2016 comparable periods, although most contracts failed to renew and customers elected to source their needs in the spot market. Spot contract rates, which include the cost of fuel, remained meaningfully below term contract rates during the first nine months of 2017, the degree to which varies based on geography, vessel capacity, vessel type and product service.

Marine Transportation Costs and Expenses

Costs and expenses for the 2017 third quarter and first nine months decreased 7% and 3%, respectively, when compared with the 2016 third quarter and first nine months.  Costs of sales and operating expenses for the 2017 third quarter and first nine months decreased 10% and 4%, respectively, compared with the third quarter and first nine months of 2016, primarily due to fewer inland towboats operated and lower business activity levels, partially offset by higher fuel costs and costs and expenses associated with Hurricanes Harvey and Irma.

The inland marine transportation fleet operated an average of 215 towboats during the 2017 third quarter, of which an average of 59 were chartered, compared with 227 during the 2016 third quarter, of which an average of 69 were chartered. During the 2017 first nine months, the inland operations operated an average of 224 towboats, of which an average of 68 towboats were chartered, compared with 236 towboats operated during the 2016 first nine months, of which an average of 78 were chartered.  As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the high wind and heavy fog conditions that occurred in the 2017 first quarter, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2017 third quarter, the inland operations consumed 9.5 million gallons of diesel fuel compared to 9.8 million gallons consumed during the 2016 third quarter. The average price per gallon of diesel fuel consumed during the 2017 third quarter was $1.61 per gallon compared with $1.59 per gallon for the 2016 third quarter.  For the 2017 first nine months, the inland operations consumed 30.0 million gallons of diesel fuel compared to 29.8 million gallons consumed during the 2016 first nine months. The average price per gallon of diesel fuel consumed during the 2017 first nine months was $1.71 compared with $1.40 for the 2016 first nine months.  Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2017 third quarter increased 3% compared with the 2016 third quarter, primarily due to salary increases effective August 1, 2016 and April 1, 2017, higher incentive compensation accruals and higher professional fees.  For the 2017 first nine months, selling, general and administrative expenses decreased 4% compared with the 2016 first nine months, primarily a reflection of $3,792,000 of severance charges incurred in the 2016 first quarter and the resulting cost savings in the 2017 first nine months from the reduction in force in early 2016, partially offset by salary increases effective August 1, 2016 and April 1, 2017.

Taxes, other than on income for the 2017 third quarter and first nine months increased 16% and 20%, respectively, compared with the 2016 third quarter and first nine months, mainly due to higher property taxes on marine transportation equipment and new state franchise taxes effective January 1, 2017.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2017 third quarter and first nine months decreased 35% and 46%, respectively, compared with the 2016 third quarter and first nine months. The operating margin was 11.3% for the 2017 third quarter compared with 15.4% for the 2016 third quarter.  The operating margin for the 2017 first nine months was 10.8% compared with 17.7% for the 2016 first nine months. The results primarily reflected lower inland term and spot contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization and a continued increase in coastal equipment vessels operating in the spot market which adds increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly, and by a reduction in the average number of inland towboats operated.  The 2017 third quarter and nine months operating income decreases were also due to the loss of revenue and additional operating expenses in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma.  As the third quarter concluded, recoveries from marine customers for delays, pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations and a stronger pricing environment for customers’ products partially mitigated the negative impact of the hurricanes.

Distribution and Services

The Company, through its distribution and services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications.  The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the land-based oilfield service and oil and gas operator and producer markets.

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2017 compared with the three months and nine months ended September 30, 2016 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Distribution and services revenues	$222,464	$75,677	194%	$512,580	$219,346	134%

Costs and expenses:
Costs of sales and operating expenses	173,629	55,625	212	395,774	166,088	138
Selling, general and administrative	21,232	11,709	81	52,307	40,018	31
Taxes, other than on income	856	554	55	1,879	1,607	17
Depreciation and amortization	4,773	3,155	51	10,557	9,773	8
	200,490	71,043	182	460,517	217,486	112
Operating income	$21,974	$4,634	374%	$52,063	$1,860	2699%
Operating margins	9.9%	6.1%		10.2%	0.8%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution for the 2017 third quarter and first nine months, and the customers for each market:

Markets Serviced	2017 Third Quarter Revenue Distribution	2017 Nine Months Revenue Distribution	Customers
Land-Based	80%	76%	Land-Based Oilfield Services, Oil and Gas Operators and Producers, On-Highway Transportation, Construction, Mining, Agriculture

Marine	13%	17%	Inland River Carriers – Dry and Liquid, Offshore Towing – Dry and Liquid, Offshore Oilfield Services – Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers

Power Generation	7%	7%	Standby Power Generation, Pumping Stations

Distribution and services revenues for the 2017 third quarter and first nine months increased 194% and 134%, respectively, compared with the 2016 third quarter and first nine months, primarily attributable to the increased demand in the land-based market for the remanufacture of pressure pumping units and transmission overhauls, an improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in the demand for the sale and distribution of engines, transmissions and related parts. The 2017 third quarter and first nine months higher revenues also reflected the S&S acquisition on September 13, 2017.  S&S benefited from elevated demand for rental equipment and increased service work as a result of pent-up demand following Hurricanes Harvey, Irma and Maria, as well as healthy demand for service work, parts sales and the manufacturing of pressure pumping equipment.  In the marine market, customers continued to defer major maintenance projects, particularly in the Midwest and on the East Coast, largely due to the weak inland and coastal tank barge markets and inland dry cargo barge market.  In addition, continued weakness in the Gulf of Mexico oilfield services market negatively impacted the marine market. The power generation market was relatively stable with major generator set upgrades and parts sales for both domestic and international power generation customers.

Distribution and Services Costs and Expenses

Costs and expenses for the 2017 third quarter and first nine months increased 182% and 112%, respectively, compared with the 2016 third quarter and first nine months.  Costs of sales and operating expenses for the 2017 third quarter and first nine months increased 212% and 138%, respectively, compared with the 2016 third quarter and first nine months, reflecting the increased demand for the remanufacture of pressure pumping units and transmission overhauls, improvement in the manufacturing of oilfield service equipment, including pressure pumping units, an increase in the demand for the sale and distribution of engines, transmissions and related parts in the land-based market, and the S&S acquisition on September 13, 2017.

Selling, general and administrative expenses for the 2017 third quarter and first nine months increased 81% and 31%, respectively, compared with the 2016 third quarter and first nine months, primarily due to increased activity in the land-based market in the 2017 first nine months, as well as the S&S acquisition on September 13, 2017.  The 2016 first nine months selling, general and administrative expenses included $1,436,000 of severance charges incurred in the 2016 first quarter, in response to the reduced activity in both the marine and land-based markets, which benefited both the land-based and marine markets during the 2017 third quarter and first nine months.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2017 third quarter and first nine months was $21,974,000 and $52,063,000, respectively, compared to operating income of $4,634,000 and $1,860,000 for the 2016 third quarter and first nine months, respectively.  The operating margin for the 2017 third quarter was 9.9% compared with 6.1% for the 2016 third quarter and 10.2% for the 2017 first nine months compared with 0.8% for the 2016 first nine months. The results primarily reflected continued strong demand for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, the sale of new transmissions and related parts and the earnings contribution of S&S.

General Corporate Expenses

General corporate expenses for the 2017 third quarter and first nine months increased 19% and 9%, respectively, compared with the corresponding 2016 periods, primarily due to acquisition costs of $764,000 in the 2017 third quarter and $1,471,000 in the 2017 first nine months, both related to the S&S acquisition.  The 2016 first nine months included a severance charge of $377,000 incurred in the 2016 first quarter.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $159,000 for the 2017 third quarter compared with a net gain of $122,000 for the 2016 third quarter. For the 2017 first nine months, the Company reported a net loss on disposition of assets of $199,000 compared with a net gain of $39,000 for the first nine months of 2016. The net gains and losses were predominantly from the sale or retirement of marine equipment.

Other Income (Expense)

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months and nine months ended September 30, 2017 compared with the three months and nine months ended September 30, 2016 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Other income (expense)	$(113)	$(120)	(6)%	$(230)	$194	─ %
Noncontrolling interests	$(182)	$(343)	(47)%	$(538)	$(895)	(40)%
Interest expense	$(5,388)	$(4,507)	20%	$(14,310)	$(13,213)	8%

Interest Expense

Interest expense for the 2017 third quarter and first nine months increased 20% and 8%, respectively, compared with the 2016 third quarter and first nine months, primarily the result of lower capitalized interest in the 2017 third quarter and first nine months, and increased interest expense due to additional borrowing under the revolving credit facility to finance the S&S acquisition.  During the 2017 and 2016 third quarters, the average debt and average interest rate (excluding capitalized interest) were $724,389,000 and 3.0%, and $772,964,000 and 2.7%, respectively. For the first nine months of 2017 and 2016, the average debt and average interest rate (excluding capitalized interest) were $691,374,000 and 3.0%, and $756,425,000 and 2.7%, respectively.  The Company recognized additional interest expense of $187,000 in the 2017 second quarter due to the write-off of certain deferred issue costs in connection with an amendment of the Revolving Credit Facility.  Interest expense excludes capitalized interest for the 2017 and 2016 third quarters of $208,000 and $786,000, respectively, and for the 2017 and 2016 first nine months of $1,522,000 and $2,287,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2017 were $5,200,415,000 compared with $4,289,895,000 as of December 31, 2016. The September 30, 2017 total assets reflected the S&S acquisition in September 2017 for $758,245,000 and the purchase in July 2017 of tank barges and towboats from an undisclosed competitor for $68,000,000, both more fully described under Acquisitions above.  The following table sets forth the significant components of the balance sheet as of September 30, 2017 compared with December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016	% Change
Assets:
Current assets	$890,764	$632,951	41%
Property and equipment, net	3,096,110	2,921,374	6
Goodwill	919,276	598,131	54
Other assets	294,265	137,439	114
	$5,200,415	$4,289,895	21%
Liabilities and stockholders’ equity:
Current liabilities	$462,190	$358,338	29%
Long-term debt – less current portion	1,031,028	722,802	43
Deferred income taxes	756,268	705,453	7
Other long-term liabilities	74,801	90,435	(17)
Total equity	2,876,128	2,412,867	19
	$5,200,415	$4,289,895	21%

Current assets as of September 30, 2017 increased 41% compared with December 31, 2016. Trade accounts receivable increased 46%, primarily reflecting the S&S acquisition, as well as an increase in business activity levels in the land-based market, partially offset by decreased business activity levels in the marine transportation segment.  Other accounts receivable decreased 18%, primarily due to a decrease in insurance claim receivables.  Inventory in the distribution and services segment increased 74% reflecting the inventory acquired with the S&S acquisition and the building of inventories in the land-based market to meet current business activity levels, partially offset by lower inventory levels associated with the continued weak marine market.  Prepaid expenses and other current assets increased 4% primarily due to an increase in prepaid insurance and the S&S acquisition.

Property and equipment, net of accumulated depreciation, at September 30, 2017, increased 6% compared with December 31, 2016. The increase reflected $124,520,000 of capital expenditures for the 2017 first nine months, more fully described under Capital Expenditures Reflected on the Balance Sheet below, and the fair value of the property and equipment acquired in acquisitions of $220,485,000, less $141,116,000 of depreciation expense for the 2017 first nine months and $29,152,000 of property disposals during the 2017 first nine months.

Goodwill as of September 30, 2017 increased 54% compared with December 31, 2016, predominantly reflecting the goodwill recorded in the S&S acquisition and in the barge fleeting and marine fueling operation business acquisition.

Other assets at September 30, 2017 increased 114% compared with December 31, 2016, primarily reflecting other assets acquired in the S&S acquisition, including intangible assets other than goodwill.  The increase also reflected deferred major maintenance dry-dock expenditures on ocean-going vessels during the 2017 first nine months, net of amortization.

Current liabilities as of September 30, 2017 increased 29% compared with December 31, 2016, primarily reflecting the current liabilities of S&S.  Accounts payable increased 59%, a reflection of the S&S acquisition, as well as increased business activity levels in the land-based market. Accrued liabilities increased 10%, the majority of which was attributable to the S&S acquisition, partially offset by a reduction in insurance claims payable.  Deferred revenues increased 12%, primarily reflecting the S&S acquisition, offset by decreased advanced billings in the land-based market and the coastal marine transportation market.

Long-term debt, less current portion, as of September 30, 2017 increased 43% compared with December 31, 2016, primarily reflecting the borrowings under the Company’s Revolving Credit Facility in September 2017 to finance the S&S acquisition and the purchase in July 2017 of tank barges and towboats from an undisclosed competitor for $68,000,000.  Net deferred debt issue costs were $3,641,000 and $3,184,000 at September 30, 2017 and December 31, 2016, respectively.  In addition, as a result of the S&S acquisition, the Company assumed $10,258,000 in long-term debt held by the seller.

Deferred income taxes as of September 30, 2017 increased 7% compared with December 31, 2016. The increase primarily reflects the 2017 first nine months deferred tax provision of $32,783,000 and an increase in deferred tax liabilities of $8,486,000 due to the adoption of ASU 2016-09 on January 1, 2017. The adoption reduced deferred tax assets by $8,486,000, which reflected the cumulative difference between the tax effect of stock-based compensation recognized for tax purposes and amounts recognized for financial reporting purposes, resulting in the recognition of a cumulative-effect adjustment to retained earnings of $8,486,000.

Other long-term liabilities as of September 30, 2017 decreased 17% compared with December 31, 2016.  The decrease was primarily due to a reduction in the pension liability related to a pension plan amendment on April 12, 2017 that lowered the projected benefit obligation of the pension plan by $33,433,000, partially offset by the accrual of pension expense during the 2017 first nine months.

Total equity as of September 30, 2017 increased 19% compared with December 31, 2016. The increase was the result of $81,868,000 of net earnings attributable to Kirby for the first nine months of 2017, an increase in accumulated other comprehensive income (“OCI”) of $15,229,000, stock issued with a fair value of $366,554,000 in connection with the S&S acquisition and a $6,925,000 decrease in treasury stock, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09. The increase in accumulated OCI primarily resulted from the decrease in unrecognized losses related to the Company’s defined benefit plans driven by the pension plan amendment on April 12, 2017.  The decrease in treasury stock was due to the issuance of restricted stock and the exercise of stock options in connection with stock award plans.

Long-Term Financing

On June 26, 2017, the Company entered into an amendment of its Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that increases the borrowing limit from $550,000,000 to $850,000,000 and extends the maturity date to June 26, 2022.  In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over LIBOR or equal to an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company recognized additional interest expense of $187,000 in the 2017 second quarter due to the write-off of certain deferred issue costs in connection with the amendment of the Revolving Credit Facility.  As of September 30, 2017, the Company was in compliance with all Revolving Credit Facility covenants and had $524,410,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $10,312,000 as of September 30, 2017.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2017, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of September 30, 2017. Outstanding letters of credit under the Credit Line were $1,247,000 as of September 30, 2017.

On September 13, 2017, as a result of the S&S acquisition, the Company assumed $12,135,000 of term debt.  The term debt has a maturity date of September 15, 2032 and carries an interest rate of 4%.  The term debt has quarterly interest payments plus quarterly principal payments of $375,000 due through December 2022 and $99,000 due thereafter through the maturity date.  The term debt can be paid off prior to maturity without penalty.  As of September 30, 2017, the term debt had $11,759,000 outstanding, of which $1,501,000 was classified as current portion of long-term debt.

The Company also had $899,000 of short-term secured loans outstanding, as of September 30, 2017, related to its South American operations.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2017 first nine months were $124,520,000, including $8,449,000 for inland tank barge and towboat construction, $8,786,000 for progress payments on the construction of a 155,000 barrel coastal ATB placed in service in the 2017 third quarter, $15,404,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, one completed in the 2017 second quarter and the second to be completed in the 2017 fourth quarter, $16,357,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $698,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge, and $74,826,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. Financing of the construction of the inland tank barges and the towboat, the coastal ATB, the coastal tugboats and the coastal petrochemical tank barge was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2017 first nine months, the Company took delivery of four new inland tank barges with a total capacity of approximately 115,000 barrels, acquired nine specialty pressure tank barges and four 30,000 barrel tank barges with a total capacity of 253,000 barrels, retired 47 inland tank barges, reducing its capacity by approximately 913,000 barrels, brought one inland tank barge back into service with a capacity of 20,000 barrels and temporarily chartered one inland tank barge with a total capacity of approximately 11,000 barrels. The net result was a reduction of 28 inland tank barges and approximately 514,000 barrels of capacity during the first nine months of 2017.

The Company projects that capital expenditures for 2017 will be in the $175,000,000 to $185,000,000 range. The 2017 construction program will consist of five inland tank barges with a total capacity of 144,000 barrels and progress payments on 16 inland towboats of which one was delivered in the 2017 third quarter and 15 will be delivered in 2018 and 2019, progress payments on the construction of a 155,000 barrel coastal ATB placed in service in the 2017 third quarter, progress payments on the construction of two 4900 horsepower coastal tugboats and six 5000 horsepower coastal ATB tugboats and final costs on the construction of a 35,000 barrel coastal petrochemical tank barge. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2017 payments on new inland tank barges and the towboats will be approximately $17,000,000, 2017 progress payments on the construction of the 155,000 barrel coastal ATB will be approximately $9,000,000, 2017 progress payments on the construction of the two 4900 horsepower coastal tugboats will be approximately $17,000,000, progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $26,000,000, and final costs on the construction of the 35,000 barrel coastal petrochemical tank barge will be approximately $1,000,000. The balance of approximately $105,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing marine equipment and marine transportation and distribution and services facilities.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the first nine months of 2017. As of November 7, 2017, the Company had approximately 1,411,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $259,455,000 for the 2017 first nine months compared with $338,246,000 for the 2016 first nine months. The 2017 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $28,592,000 compared with a net increase in the 2016 first nine months of $11,048,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 7, 2017, $321,207,000 under its Revolving Credit Facility and $8,753,000 available under its Credit Line.

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

There are numerous factors that may negatively impact the Company’s cash flow in 2017. For a list of significant risks and uncertainties that could impact cash flows, see Note 12, Contingencies in the financial statements and Item 1A — Risk Factors in this report, and Item 1A — Risk Factors and Note 13, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $30,466,000 at September 30, 2017, including $11,829,000 in letters of credit and $18,637,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

During the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. The repair portion of the distribution and services segment is based on prevailing current market rates.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company is in the process of integrating S&S and the Company's internal controls over financial reporting.  As a result of these integration activities, certain controls will be evaluated and may be changed.

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1†*	–	2005 Stock and Incentive Plan
31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	XBRL Instance Document
101.SCH*	–	XBRL Taxonomy Extension Schema Document
101.CAL*	–	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	–	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	–	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	–	XBRL Taxonomy Extension Presentation Linkbase Document

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
President, Chief Executive Officer and
Chief Financial Officer

Dated: November 8, 2017