Form 10-K
period 2017-12-31
KIRBY CORP
filed 2018-02-26
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2017, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2017, was $3,511,931,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 23, 2018, 59,674,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 24, 2018, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

KIRBY CORPORATION
2017 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company also operates five offshore dry-bulk barges, five offshore tugboats and one docking tugboat transporting dry-bulk commodities in the United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

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

BUSINESS AND PROPERTY

The Company, through its subsidiaries, conducts operations in two business segments: marine transportation and distribution and services.

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

The Company, through its distribution and services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

The Company and its marine transportation and distribution and services segments have approximately 5,775 employees, the large majority of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2017	2016	2015
Revenues from unaffiliated customers:
Marine transportation	$1,324,106	$1,471,893	$1,663,090
Distribution and services	890,312	298,780	484,442
Consolidated revenues	$2,214,418	$1,770,673	$2,147,532

Operating profits:
Marine transportation	$136,011	$257,102	$374,842
Distribution and services	86,585	3,186	18,921
General corporate expenses	(18,150)	(14,966)	(14,773)
Impairment of long-lived assets	(105,712)	—	—
Gain (loss) on disposition of assets	(4,487)	(127)	1,672
	94,247	245,195	380,662
Equity in earnings of affiliates	291	532	451
Other expense	(52)	(291)	(663)
Interest expense	(21,472)	(17,690)	(18,738)
Earnings before taxes on income	$73,014	$227,746	$361,712

Identifiable assets:
Marine transportation	$3,485,099	$3,613,951	$3,444,785
Distribution and services	1,567,085	623,268	632,764
	5,052,184	4,237,219	4,077,549
Investment in affiliates	1,890	2,622	2,090
General corporate assets	73,353	50,054	60,919
Consolidated assets	$5,127,427	$4,289,895	$4,140,558

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 23, 2018, the equipment owned or operated by the marine transportation segment consisted of 998 inland tank barges with 22.0 million barrels of capacity, 302 inland towboats, 56 coastal tank barges with 5.4 million barrels of capacity, 53 coastal tugboats, five offshore dry-bulk cargo barges, five offshore tugboats and one docking tugboat, and includes 157 inland tank barges and 75 inland towboats added with the acquisition of Higman Marine, Inc. and affiliated companies (“Higman”) on February 14, 2018, with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	348	12.6	4,001,000
Over 20,000 barrels	593	11.2	17,085,000
Specialty double hull	57	39.5	888,000
Total inland tank barges	998	13.3	21,974,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	64	39.3
1400 to 1900 horsepower	70	32.2
2000 to 2400 horsepower	134	10.3
2500 to 3200 horsepower	16	33.7
3300 to 4800 horsepower	14	30.8
Greater than 5000 horsepower	3	42.0
Spot charters (chartered trip to trip)	1	─
Total inland towboats	302	24.2

Coastal tank barges (owned and leased):
Double hull:
30,000 barrels and under	3	19.2	65,000
50,000 to 70,000 barrels	11	14.6	560,000
80,000 to 90,000 barrels	20	13.2	1,663,000
100,000 to 110,000 barrels	6	11.5	630,000
120,000 to 150,000 barrels	7	21.9	898,000
Over 150,000 barrels	9	14.3	1,554,000
Total coastal tank barges	56	14.7	5,370,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	4	29.5
2000 to 2900 horsepower	2	38.6
3000 to 3900 horsepower	10	36.8
4000 to 4900 horsepower	14	20.3
5000 to 6900 horsepower	13	17.8
Greater than 7000 horsepower	10	13.3
Total coastal tugboats	53	22.9

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	5	23.1	96,000

Offshore tugboats and docking tugboat (owned and chartered)	6	28.6

The 302 inland towboats, 53 coastal tugboats, five offshore tugboats and one docking tugboat provide the power source and the 998 inland tank barges, 56 coastal tank barges and five offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

The United States coastal waterway system consists of ports along the Atlantic, Gulf and Pacific coasts, as well as ports in Alaska, Hawaii and on the Great Lakes. Like the inland waterways, the coastal trade is vital to the United States distribution system, particularly the regional distribution of refined petroleum products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. In addition to distribution directly from refineries and storage facilities, coastal tank barges are used frequently to distribute products from pipelines. Many coastal markets receive refined petroleum products principally from coastal tank barges. Smaller volumes of petrochemicals are distributed from Gulf Coast plants to end users and black oil, including crude oil and natural gas condensate, is distributed regionally from refineries and terminals along the United States coast to refineries, power plants and distribution terminals.

Based on cost and safety, barge transportation is often the most efficient and safest means of surface transportation of bulk commodities when compared with railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 22.0 million barrels equates to approximately 36,800 railroad tank cars or approximately 115,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 616 miles by inland barge on one gallon of fuel, compared with 478 miles by railcar or 150 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 5.4 million barrels equates to approximately 8,900 railroad tank cars or approximately 28,200 tractor-trailer tank trucks. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce both the number and impact of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of approximately 40 large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, throughout the Mississippi River and its tributaries and on the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil, refined petroleum products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased over the years to approximately 3,850 by the end of 2016 and an estimated 3,825 at the end of 2017. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and a proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to approximately 3,850 by the end of 2016 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages.  The decrease to 3,825 during 2017 was primarily due to industry overcapacity in the inland tank barge market, the result of reduced crude oil and natural gas condensate volumes to be moved by tank barge due to a decline in oil prices, a decline in domestic drilling and additional pipeline capacity, coupled with the large number of tank barges built during the last several years, many of which were for the movement of crude oil and natural gas condensate. The Company’s 998 inland tank barges represent approximately 26% of the industry’s 3,825 inland tank barges.

For 2015, the Company estimated that industry-wide 260 tank barges were placed in service and 60 tank barges were retired. For 2016, the Company estimated that industry-wide 100 tank barges were placed in service and 100 tank barges were retired.  For 2017, the Company estimated that industry-wide 75 tank barges were placed in service and 100 tank barges were retired.  During 2015, 2016 and 2017, the decline in industry-wide demand for the movement of crude oil and natural gas condensate, and the subsequent transfer of inland crude oil barges to other tank barge markets, created excess industry-wide tank barge capacity. As a result, the Company estimates that approximately 30 tank barges were ordered during 2017 for delivery throughout 2018 and many older tank barges will be retired, dependent on 2018 market conditions. The risk of a continued oversupply of tank barges may be mitigated by increased petrochemical, black oil and refined petroleum products volumes from increased production from current facilities, plant expansions or the opening of new facilities, and the fact that the inland tank barge industry has a mature fleet, with approximately 500 tank barges over 30 years old and approximately 250 of those over 40 years old, which may lead to retirement of older tank barges.

The average age of the nation’s inland tank barge fleet is approximately 16 years. Neither the Company, nor the industry, operates any single hull inland tank barges. Single hull tank barges were required by current federal law to either be retrofitted with double hulls or phased out of domestic service by December 31, 2014.

The Company’s inland marine transportation segment also owns a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, and a shipyard for the building of inland towboats and providing routine maintenance on marine vessels.  The Company also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), a transporter of project cargoes and cargo containers by barge on the United States inland waterway system.

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

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 290, of which the Company operates 56 or approximately 19%. The average age of the nation’s coastal tank barge fleet is approximately 13 years.  In the 2015 fourth quarter, the Company placed in service a new 185,000 barrel coastal articulated tank barge and tugboat unit (“ATB”) and a second 185,000 barrel ATB was placed in service in the 2016 second quarter.  During the 2016 fourth quarter, the Company placed in service a new 155,000 barrel ATB and a second 155,000 barrel ATB was placed in service in the 2017 third quarter.  The Company also took delivery in December 2016 of a 35,000 barrel coastal petrochemical tank barge.  The Company is aware of seven coastal ATBs under construction by competitors for delivery in 2018 and 2019.  The coastal tank barge fleet is also mature, with approximately 20 tank barges over 30 years old.  The number of older tank barges, coupled with low industry-wide utilization levels, may lead to the retirement of older tank barges.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 998 tank barges as of February 23, 2018, or approximately 26% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States tank barges in the 195,000 barrels or less category. Coastal tank barges in the 195,000 barrels or less category have the ability to enter the large majority of coastal ports. Ocean-going tank barges and United States product tankers in the 300,000 barrels plus category, excluding the fleet of large tankers dedicated to Alaska crude oil transportation, primarily move large volumes of refined petroleum products within the Gulf of Mexico with occasional movements from the Gulf Coast to the East Coast, along the West Coast and from Texas and Louisiana to Florida. There are approximately 50 such vessels and, because of their size, their access to ports is limited by terminal size and draft restrictions.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. During 2017, the Company’s inland marine transportation operation moved over 42 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda, all consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 56% of the segment’s 2017 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 23% of the segment’s 2017 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 17% of the segment’s 2017 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 4% of the segment’s 2017 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Tank Barge Industry

Demand for tank barge transportation services is driven by the production volumes of the bulk liquid commodities transported by barge. Marine transportation demand for the segment’s four primary commodity groups, petrochemicals, black oil, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility in certain cases of re-allocating inland equipment and coastal equipment among the petrochemical, refined petroleum products and crude oil markets as needed.

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. The United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained stable during 2017, 2016 and 2015, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. Petrochemical products are used primarily in consumer non-durable and durable goods. From late 2010 through 2015, inland petrochemical tank barge utilization remained relatively stable in the 90% to 95% range. During 2016, utilization declined slightly to the high 80% range on average with periods of utilization in the low 80% range.  During 2017, utilization ranged from the mid-80% to the low 90% range, reaching the mid-90% range in the late third quarter from the impact of Hurricanes Harvey and Irma, and in the low to mid-90% range during the fourth quarter as a result of a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and the continued retirement of older barges from the segment’s fleet.    Coastal tank barge utilization for the transportation of petrochemicals during 2016 was in the low 90% range and for 2017 utilization ranged from the low 60% to low 80%.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During the majority of 2015, inland black oil tank barge utilization remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers, and the export of diesel fuel and heavy fuel oil. With the decline in the price of crude oil in late 2014 and the low price throughout 2015 and 2016, movements by tank barge of crude oil and natural gas condensate were at reduced levels industry-wide. During 2015 and 2016, the Company and the industry were generally successful in moving barges from that trade to other markets. During 2016 and 2017, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at reduced levels as certain of the product was transported by newly constructed pipelines. The decline in demand for crude oil and natural gas condensate movements and an industry-wide oversupply of inland tank barges resulted in a decline in inland black oil tank barge utilization in 2016 to the low-to-mid 80% range and in 2017 to the mid-80% to low 90% range for the first three quarters and low to mid-90% range for the fourth quarter. Coastal black oil tank barge utilization declined from the 90% to 95% range for the majority of 2015 to the low 80% range by the end of 2016, and the low 60% to low 80% range during 2017, partly attributable to the decrease in the movements of crude oil and natural gas condensate and to the continued industry-wide oversupply of tank barges in the coastal industry. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. The Company saw seasonally normal cessation of most operations in Alaska in the 2016 and 2017 first and fourth quarters.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain. Coastal refined petroleum products tank barge utilization declined from the 90% to 95% range for the majority of 2015 to the low-to-mid 80% range for the majority of 2016, and declined throughout 2017 from a low 80% range in first quarter to the low 60% range in the fourth quarter, all predominately from the industry-wide oversupply of coastal tank barge capacity.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 998 inland tank barges and 302 inland towboats, as well as 56 coastal tank barges and 53 coastal tugboats. The segment also operates five offshore dry-bulk cargo barges, five offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 998 inland tank barges currently operated, 783 are petrochemical and refined petroleum products barges, 139 are black oil barges, 61 are pressure barges, 10 are refrigerated anhydrous ammonia barges and five are specialty barges. Of the 998 inland tank barges, 967 are owned by the Company and 31 are leased.

The fleet of 302 inland towboats ranges from 800 to 5200 horsepower. Of the 302 inland towboats, 229 are owned by the Company and 73 are chartered. Towboats in the 800 to 2100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to five years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During the first nine months of 2016 and all of 2015, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues. During the 2016 fourth quarter and all of 2017, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues.

All of the Company’s inland tank barges used in the transportation of bulk liquid products are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational health and safety regulations and air quality regulations.

The Company is one of the few inland tank barge operators with the ability to offer to its customers’ distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations more efficiently.

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

Kirby Inland Marine operates the largest commercial tank barge fleeting service (temporary barge storage facilities) in numerous ports, including Houston, Corpus Christi, Freeport and Orange, Texas, Baton Rouge, Covington and New Orleans, Louisiana, Mobile, Alabama and Greenville, Mississippi. Included in the fleeting service is a shifting operation and fleeting service for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas. Kirby Inland Marine provides service for its own barges, as well as outside customers, transferring barges within the areas noted, as well as fleeting barges.

Kirby Inland Marine also provides shore-based barge tankermen to the Company and third parties. Services to the Company and third parties cover the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley.

San Jac Marine, Inc. (“San Jac”), a subsidiary of Kirby Inland Marine, owns and operates a shipyard in Channelview, Texas used to build marine vessels for both inland and coastal applications, and provide maintenance and repair services.  Kirby Inland Marine is building inland towboats and performing routine maintenance and repairs at the shipyard.

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

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on coastal states from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, in the Eastern Canadian provinces. The tank barges operating in the Atlantic Division are in the 10,000 to 194,000 barrel capacity range and coastal tugboats in the 2400 to 10000 horsepower range, transporting primarily refined petroleum products, petrochemicals and black oil.

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Dutch Harbor, Cook Inlet and the Alaska River Systems, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 52,000 to 194,000 barrel capacity range and tugboats in the 1000 to 11000 horsepower range, transporting primarily refined petroleum products.

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

The coastal fleet consists of 56 tank barges with 5.4 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. The Company owns 49 of the coastal tank barges and seven are leased. Of the 56 coastal tank barges currently operating, 37 are refined petroleum products and petrochemical barges and 19 are black oil barges. The Company operates 53 coastal tugboats ranging from 1000 to 11000 horsepower, of which 48 are owned by the Company and five are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During the 2015 second half, 2016 and 2017, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues.  For the 2015 first half, approximately 85% of coastal marine transportation revenues were under term contract and 15% were spot contract revenues.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 49% of the marine transportation’s inland revenues under term contracts during 2017, 52% of revenue under term contracts during 2016 and 55% of the revenue under term contracts during 2015. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a more predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During the first nine months of 2016 and all of 2015, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues. During the 2016 fourth quarter and all of 2017, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues. Coastal time charters represented approximately 85% of the marine transportation coastal revenues under term contracts in 2017 and 2016, as compared to 90% in 2015.

No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2017, 2016 and 2015.

Employees

The Company’s marine transportation segment has approximately 3,225 employees, of which approximately 2,500 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 750 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 300 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit that expired on December 31, 2016. This collective bargaining agreement was extended to August 31, 2018 and is currently subject to ongoing negotiations. In addition, approximately 120 Penn Maritime, Inc. vessel crew members are represented by the Seafarers International Union under a collective bargaining agreement in effect through April 2018.

Properties

The principal offices of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey are located in Houston, Texas, in three facilities under leases that expire in July 2021, December 2025 and December 2027.  Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, three locations in Houston, Texas, on or near the Houston Ship Channel, one in Mobile, Alabama, one in Miami, Florida, one in Covington, Louisiana, one in Corpus Christi, Texas, and one in Orange, Texas.  The New Orleans, Houston and Orange facilities are owned by the Company, and the Baton Rouge, Corpus Christi, Covington, Greenville, Miami and Mobile facilities are leased.  Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, Seattle, Washington and Honolulu, Hawaii.  All of Kirby Offshore Marine’s operating facilities are leased, including piers and wharf facilities and office and warehouse space.  San Jac’s operating location is near the Houston Ship Channel.

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

The USCG adopted regulations on ballast water management treatment systems establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act. The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for ballast water management systems (“BWMS”). The BWMS implementation was suspended until December 2016 at which time the USCG approved manufacturers’ systems that met the regulatory discharge standard equivalent to the International Maritime Organization’s D-2 standard. The phase-in schedule for those existing vessels requiring a system to install ballast water treatment management systems is dependent on vessel build date, ballast water capacity, and drydock schedule. Compliance with the ballast water treatment regulations requires the installation of equipment on some of the Company’s vessels to treat ballast water before it is discharged. The installation of BWMS equipment will require capital expenditures at the next scheduled drydocking for statutory purposes of those existing vessels requiring a system in order to complete the installation of the approved system.

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

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $3.8 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1.3 billion per occurrence. The Company also maintains insurance coverage to address commercial liabilities arising in connection with its distribution and services segment.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2017, approximately 1,100 certificates were issued for the completion of courses at the training facility, of which approximately 550 were USCG approved classes and the balance were employee development and Company required classes, including Leadership and Defensive Driving.

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

DISTRIBUTION AND SERVICES

The Company, through its wholly owned subsidiary Kirby Distribution & Services, Inc. and its wholly owned subsidiaries Kirby Engine Systems LLC, (“Kirby Engine Systems”), Stewart & Stevenson LLC (“S&S”) and United Holdings LLC (“United”), and through Kirby Engine Systems’ wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”) and Engine Systems, Inc. (“Engine Systems”), serves two markets, oil and gas, and commercial and industrial.  The Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield service equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other commercial and industrial applications. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, for North American as well international oilfield service companies, and oil and gas operator and producer markets.  The Company also sells engines, transmissions, power generation systems, and rents equipment including generators, fork lifts, pumps, air compressors and railcar movers for use in a variety of commercial and industrial markets.

For the oil and gas market, the Company sells Original Equipment Manufacturers (OEM) replacement parts, sells and services diesel engines, pumps and transmissions, and manufactures and remanufactures pressure pumping units, and manufactures cementing and pumping equipment, coil tubing and well intervention equipment, and gas compression equipment.  Customers include oilfield service companies, and oil and gas operators and producers.

For the commercial and industrial market, the Company sells OEM replacement parts and new diesel engines, provides service mechanics and maintains facilities to overhaul and repair diesel engines and ancillary products for marine and on-highway transportation companies, mining and industrial companies.  The Company provides engineering and field services, OEM replacement parts and safety-related products to power generation operators and to the nuclear industry, manufactures engine generator and pump packages for power generation operators and municipalities, offers power generation systems customized for specific commercial and industrial applications, and rents equipment including power generation systems, pumps, air compressors, fork lifts and railcar movers.

No single customer of the distribution and services segment accounted for 10% of the Company’s revenues in 2017, 2016 or 2015. The distribution and services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 2% of the distribution and services segment’s 2017 revenues, 8% of 2016 revenues and 5% of 2015 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the distribution and services segment for the three years ended December 31, 2017 (dollars in thousands):

	2017		2016		2015
	Amounts	%	Amounts	%	Amounts	%
Overhauls and service	$383,241	43%	$181,035	61%	$251,447	52%
Direct parts sales	304,607	34	114,568	38	138,183	28
Manufacturing	202,464	23	3,177	1	94,812	20
	$890,312	100%	$298,780	100%	$484,442	100%

Oil and Gas Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The oil and gas operations represented 69% of the segment’s 2017 revenues. The Company offers custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders, coil tubing, well intervention equipment and gas compression equipment.  The Company sells OEM replacement parts, and sells and services diesel engines, pumps and transmissions, and offers in-house and in-field service capabilities.  The Company is the largest off-highway distributor for Allison Transmission and a major distributor for MTU in North America.

The Company’s manufacturing and remanufacturing facilities and service facilities are based in Houston, Texas, and Edmund and Oklahoma City, Oklahoma, key oil and gas producing regions.

Oil and Gas Customers

The Company’s major oil and gas customers include large and mid-cap oilfield service providers, oil and gas operators and producers. The Company has long standing relationships with most of its customers.  Since the oil and gas business is linked to the oilfield services industry, and oil and gas operators and producers, there is no assurance that its present gross revenues can be maintained in the future. The results of the Company’s oil and gas distribution and services operations are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries.

Oil and Gas Competitive Conditions

The Company’s primary competitors are other oilfield equipment manufacturers and remanufacturers, and equipment service companies. While price is a major determinant in the competitive process, equipment availability, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids.

Commercial and Industrial Operations

The Company serves the marine, on-highway, mining, power generation, and other commercial and industrial markets primarily in the United States.  The commercial and industrial operations represented 31% of the segment’s 2017 revenues.

The Company is engaged in the overhaul and repair of medium-speed and high-speed marine diesel engines and reduction gears, line boring, block welding services and related parts sales for customers in the marine industry. Medium-speed diesel engines have an engine speed of 400 to 1000 revolutions per minute (“RPM”) with a horsepower range of 800 to 32000. High-speed diesel engines have an engine speed of over 1000 RPM and a horsepower range of 50 to 8375. The Company services medium-speed and high-speed diesel engines utilized in the inland and offshore barge industries. It also services marine equipment and offshore drilling equipment used in the offshore petroleum exploration and oil service industry, marine equipment used in the offshore commercial fishing industry, harbor docking vessels, commercial ferries, vessels owned by the United States government and large pleasure crafts.

The Company has marine operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma and Harvey, Louisiana, Houston, Texas, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida, serving as the authorized distributor for EMD Power Products (“EMD”) throughout the United States. The Company is also a distributor and representative for certain Alfa Laval products in the Midwest and on the East Coast, Gulf Coast, and West Coast. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, and the United States government. The Houma and Harvey, Louisiana and Houston, Texas operations concentrate on the inland and offshore barge and oil services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, the offshore barge industry, the United States government, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed marine operations are located in Houston, Texas, Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama, Lodi and Thorofare, New Jersey, and 10 locations in Florida. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in multiple states. The Company also operates factory-authorized full service marine distributorships/dealerships for Cummins, Detroit Diesel, John Deere, MTU and Volvo Penta diesel engines, as well as Falk, Lufkin and Twin Disc marine gears. High-speed diesel engines provide the main propulsion for a significant amount of the United States flag commercial vessels and large pleasure craft vessels, other marine applications, including engines for power generators and barge pumps.

The Company distributes, sells parts for and services diesel engines and transmissions for on-highway use and provides in-house and in-field service capabilities. The Company is the largest on-highway distributor for Allison Transmission and Detroit Diesel/Daimler Truck North America, providing parts, service and warranty on engines, transmissions and related equipment in Arkansas, Colorado, Florida, Louisiana, New Mexico, New York, Oklahoma, Texas, Wyoming, and the country of Colombia.  The Company also provides similar service for off-highway use and additionally has distributor rights for Deutz and Isuzu diesel engines.  Off-highway applications are primarily surface and underground mining equipment, including loaders, crawlers, crushers, power screens, pumps, cranes, generators, haul trucks and personnel carriers, as well as the rental of equipment.

The Company is engaged in the overhaul and repair of diesel engines and generators, and related parts sales for power generation customers. The Company is also engaged in the sale and distribution of diesel engine parts, engine modifications, generator modifications, controls, governors and diesel generator packages to the nuclear industry. The Company services users of diesel engines that provide emergency standby, peak and base load power generation.  The Company also sells power generation systems that are customized for specific applications and the rental of power generation systems.

The Company has power generation operations throughout the United States providing in-house and in-field repair capabilities and products for power generation applications. Through its Rocky Mount, North Carolina operation, the Company serves as the exclusive worldwide distributor of EMD products to the nuclear industry, the worldwide distributor for Woodward, Inc. products to the nuclear industry, the worldwide distributor of  Baker Hughes, a GE Company (“Baker Hughes”) products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry, an exclusive distributor of Hannon Company generator and motor products to the nuclear industry, and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Company is a non-exclusive distributor of Ingersoll Rand air start equipment to the nuclear industry worldwide.

The Company sells pre-packaged and fabricated power generation systems for emergency, standby and auxiliary power for commercial and industrial applications.  The Company also offers rental generator systems from MTU, Atlas Copco, and Multiquip from 50 to 2000 kilowatts of power to a broad range of customers.  The Company also is engaged in the rental of power generator systems, fork lifts, pumps, air compressors and railcar movers.  In addition, the Company provides accessory products such as cables, hoses, fuel cells, air dryers, air compressor boosters and ground heaters.  Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in south and central Texas.

Commercial and Industrial Customers

The Company’s major marine customers include inland and offshore barge operators, oil service companies, offshore fishing companies, other marine transportation entities, the United States government and large pleasure crafts.  Since the marine business is linked to the relative health of the inland towboat, offshore and coastal tugboat, harbor docking tugboat, offshore oil service, oil and gas drilling, offshore commercial fishing industries, Great Lakes ore vessels, dredging vessels, coastal ferries, United States government vessels and the pleasure craft industry, there is no assurance that its present gross revenues can be maintained in the future. The results of the distribution and services industry are largely tied to the industries it serves and, therefore, are influenced by the cycles of such industries.

The Company’s on-highway customers are long-haul and short-haul trucking companies, commercial and industrial companies with truck fleets, buses owned by municipalities and private companies. Off-highway companies include surface and underground mining operations with a large variety of equipment.

The Company’s power generation customers are domestic utilities and the worldwide nuclear power industry, municipalities, universities, medical facilities, data centers, petrochemical plants, manufacturing facilities, shopping malls, office complexes, residential and other industrial users.

The Company’s rental customers are primarily commercial and industrial companies, and residential customers with short-term rental requirements.

Commercial and Industrial Competitive Conditions

The Company’s primary marine competitors are independent distribution and services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into service agreements with certain operators of diesel powered marine equipment, providing such operators with one source of support and service for all of their requirements at pre-negotiated prices.

The Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel, John Deere, MTU and Volvo Penta parts. The Company is also the marine distributor for Falk, Lufkin and Twin Disc reduction gears throughout the United States.

The Company’s primary power generation competitors are other independent diesel service companies and manufacturers. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids.

As noted above, the Company is the exclusive worldwide distributor of EMD, Baker Hughes, Woodward, Nordberg, Norlake and Hannon parts for the nuclear industry, and non-exclusive distributor of Weschler parts and Ingersoll Rand air start equipment for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. OEM parts need to be properly tested and certified for nuclear applications.

Employees

The Company’s distribution and services segment has approximately 2,450 employees. None of the United Holdings and Kirby Engine Systems operations are subject to collective bargaining agreements.  Approximately 60 S&S employees in New Jersey are subject to a collective bargaining agreement with the Local 15C, International Union of Operating Engineers, AFL-CIO that expires in October 2023.  The remaining S&S employees are not subject to collective bargaining agreements.

Properties

The principal office of the distribution and services segment is located in Houston, Texas.  There are 69 active facilities in the distribution and services segment, with 30 of these facilities owned and 39 are leased facilities.

The oil and gas operation’s principal manufacturing facilities are located in Houston, Texas, and Edmund and Oklahoma City, Oklahoma, with all three facilities owned by the Company.  The oil and gas focused operations have 22 parts and service facilities, with two in Arkansas, two in Colorado, five in Louisiana, one in New Mexico, 11 in Texas and one in Wyoming, with many of these facilities shared with the commercial and industrial operations.

The commercial and industrial businesses operate 44 parts and service facilities, with one facility in Alabama, one in Arizona, one in Connecticut, 11 in Florida, two in Kansas, one in Kentucky, two in Louisiana, one in Massachusetts, one in Oklahoma, four in New Jersey, one in New York, one in North Carolina, 10 in Texas, one in Virginia, one in Washington and five facilities located in Colombia, South America.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
Joseph H. Pyne	70	Chairman of the Board
David W. Grzebinski	56	President, Chief Executive Officer and Chief Financial Officer
William G. Harvey (1)	60	Executive Vice President – Finance
Christian G. O’Neil	45	President – Kirby Inland Marine and Kirby Offshore Marine
Joseph H. Reniers	43	President – Kirby Distribution & Services, Inc.
Dorman L. Strahan	61	President – Kirby Engine Systems
Kim B. Clarke	62	Vice President and Chief Human Resources Officer
Ronald A. Dragg	54	Vice President, Controller and Assistant Secretary
Eric S. Holcomb	43	Vice President – Investor Relations
Amy D. Husted	49	Vice President and General Counsel
David R. Mosley	53	Vice President and Chief Information Officer
William M. Woodruff	57	Vice President – Public and Governmental Affairs
Renato A. Castro	46	Treasurer

(1) On January 31, 2018, the Company announced the employment of William G. Harvey as Executive Vice President – Finance.  Mr. Harvey will assume the role of Chief Financial Officer of the Company after the filing of the Company’s 2017 Form 10-K.

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

William G. Harvey is a Chartered Financial Analysts and holds a Master of Business Administration degree from the University of Toronto and a degree in mechanical engineering from Queens University.  He has served as Executive Vice President – Finance since February 2018.  Prior to joining the Company, Mr. Harvey served as Executive Vice President and Chief Financial Officer of Walter Energy, Inc. from 2012 to 2017, Senior Vice President and Chief Financial Officer of Resolute Forest Products Inc. (“Resolute”) from 2008 to 2011, and as Executive Vice President and Chief Financial Officer of Bowater Inc., a predecessor company of Resolute, from 2004 to 2008.

Christian G. O’Neil holds a Master of Business Administration degree from Rice University, a doctorate of jurisprudence from Tulane University and a bachelor of arts degree from Southern Methodist University. He has served as President of Kirby Inland Marine and Kirby Offshore Marine since January 2018.  He served as Executive Vice President and Chief Operating Officer of Kirby Inland Marine and Kirby Offshore Marine from May 2016 to January 2018. He also served as Executive Vice President – Commercial Operations of Kirby Inland Marine and Kirby Offshore Marine from April 2014 to May 2016, Vice President – Human Resources of the Company from May 2012 to April 2014, Vice President – Sales for Kirby Inland Marine from 2009 to 2012 and President of Osprey from 2006 through 2008. He has also served in various sales and business development roles at the Company and Osprey. Prior to joining the Company, he served as Sales Manager and Fleet Manager at Hollywood Marine, Inc. (“Hollywood Marine”) after joining Hollywood Marine in 1997.

Joseph H. Reniers holds a degree in mechanical engineering from the United States Naval Academy and a Master of Business Administration degree from the University of Chicago Booth School of Business. He has served the Company as President – Kirby Distribution & Services, Inc. since September 2017.  He served as Executive Vice President – Diesel Engine Services and Supply Chain from May 2016 to September 2017, Senior Vice President – Diesel Engine Services and Marine Facility Operations from February 2015 to May 2016, Vice President – Strategy and Operational Service from April 2014 to February 2015, Vice President – Supply Chain from April 2012 to April 2014 and Vice President – Human Resources from March 2010 to April 2012. Prior to joining the Company, he was a management consultant with McKinsey & Company serving a wide variety of industrial clients. Prior to joining McKinsey, he served as a nuclear power officer in the Navy.

Dorman L. Strahan attended Nicholls State University and has served the Company as President of Kirby Engine Systems since May 1999, President of Marine Systems since 1986 and President of Engine Systems since 1996. After joining the Company in 1982 in connection with the acquisition of Marine Systems, he served as Vice President of Marine Systems until 1985.

Kim B. Clarke holds a Bachelor of Science degree from the University of Houston. She has served as Vice President and Chief Human Resources Officer since October 2017.  She served as Vice President – Human Resources from December 2016 to April 2017. Prior to joining the Company, she served in senior leadership roles in human resources, safety, information technology and business development as Senior Vice President and Chief Administration Officer for Key Energy Services, Inc. from 2004 to March 2016.

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

Eric S. Holcomb is a Certified Public Accountant and holds a B.B.A. degree in accounting from Southern Methodist University.  He has served the Company as Vice President – Investor Relations since December 2017.  Prior to joining the Company, he was employed by Baker Hughes Incorporated from 2003 to December 2017 serving in various roles including Investor Relations Director, Finance Director for North America Land, Finance Director for North America Offshore and Finance Director for Canada.

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

William M. Woodruff holds a doctorate of jurisprudence from the University of Houston Law Center and a bachelor of science degree from Texas A&M University.  He was elected Vice President – Public and Governmental Affairs in October 2017.  He served as Director – Public & Government Affairs from 2014 to October 2017 after joining the Company as Director – Government Affairs in 2004.  Prior to joining the Company, he was a maritime lawyer in private practice and Vice President and General Counsel of Coastal Towing, Inc.

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

The Company is subject to adverse weather conditions in its marine transportation and distribution and services segments. The Company’s marine transportation segment is subject to weather conditions on a daily basis. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes and tsunamis on both the inland waterway systems and throughout the United States coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. In addition, adverse water and weather conditions can negatively affect a towing vessel’s performance, tow size, loading drafts, fleet efficiency, place limitations on night passages and dictate horsepower requirements. The Company’s distribution and services segment is subject to tropical storms and hurricanes impacting its coastal locations and tornadoes impacting its Oklahoma facilities.

The Company could be adversely impacted by a marine accident or spill event. A marine accident or spill event could close a portion of the inland waterway system or a coastal area of the United States for a period of time. Although statistically marine transportation is the safest means of surface transportation of bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other marine carriers.

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

The Company’s marine transportation segment has approximately 3,225 employees, of which approximately 2,500 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 750 vessel employees, of whom approximately 420 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

The Company may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may adversely affect the Company’s business and hinder its ability to grow. The Company has made asset and business acquisitions in the past and may continue to make acquisitions of assets or businesses in the future that complement or expand the Company’s current business. The Company may not be able to identify attractive acquisition opportunities. Even if attractive acquisition opportunities are identified, the Company may not be able to complete the acquisition or do so on commercially acceptable terms. The success of any completed acquisition depends on the Company’s ability to integrate the acquired assets or business effectively into the Company’s existing operations. The process of integrating acquired assets or businesses may involve difficulties that require a disproportionate amount of the Company’s managerial and financial resources to resolve. The value of acquired assets or businesses may be negatively impacted by a variety of circumstances unknown to the Company prior to the acquisition. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that the Company will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. The Company’s failure to achieve consolidation savings, to integrate successfully the acquired businesses and assets into the Company’s existing operations, or to minimize any unforeseen operational difficulties could have a material adverse effect on the Company’s business, financial condition, and results of operations. In addition, agreements governing the Company’s indebtedness from time to time may impose certain limitations on the Company’s ability to undertake acquisitions or make investments or may limit the Company’s ability to incur certain indebtedness and liens, which could limit the Company’s ability to make acquisitions.

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

The Secretary of Homeland Security is vested with the authority and discretion to waive the Jones Act to such extent and upon such terms as the Secretary may prescribe whenever the Secretary deems that such action is necessary in the interest of national defense. On September 8, 2017, following Hurricanes Harvey and Irma, the Department of Homeland Security issued a waiver of the Jones Act for a 7-day period for shipments from New York, Pennsylvania, Texas and Louisiana to South Carolina, Georgia, Florida and Puerto Rico.  The waiver was specifically tailored to address the transportation of refined petroleum products due to disruptions in hurricane-affected areas.  On September 11, 2017, the waiver was extended for 11 days and expanded to include additional states.  Following Hurricane Maria, on September 28, 2017, the Department of Homeland Security issued a waiver of the Jones Act for movement of products shipped from United States coastwise points to Puerto Rico through October 18, 2017. Waivers of the Jones Act, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2017, 56% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2017, petrochemical volumes were relatively stable compared with 2016 and 2015. The United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. In addition, approximately 30 new United States petrochemical projects, including expansion of existing plants or new plants, are scheduled to be completed during 2018 and 2019 which should provide additional movements for the marine transportation segment.  Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,825 inland tank barges in the United States, of which the Company operates 998, or 26%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,850 by the end of 2015 and 2016. At the end of 2017 the Company estimates there are approximately 3,825 inland tank barges.  The Company estimates that industry-wide approximately 260 tank barges were placed in service during 2015, of which 36 were for the Company, and 60 tank barges were retired, 18 of which were by the Company. The Company estimates that industry-wide approximately 100 tank barges were placed in service during 2016, of which five were by the Company, and 100 tank barges were retired, 50 of which were by the Company.  The Company estimates that industry-wide 75 tank barges were placed in service during 2017, of which five were by the Company, and 100 tank barges were retired, 54 of which were by the Company.  The increase for 2015 reflected the improved demand for inland petrochemical, refined petroleum products and black oil barges experienced in 2014 and federal tax incentives on new equipment. The decrease in the number of tank barges at the end of 2016 and 2017 reflected the industry-wide oversupply of tank barges.  The Company estimates that approximately 30 tank barges were ordered during 2017 for delivery throughout 2018, one of which is for the Company, and many older tank barges, including an expected 25 by the Company, will be retired, dependent on 2018 market conditions.

The long-term risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has a mature fleet. Of the estimated 3,825 tank barges in the industry at the present time, approximately 500 are over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges as needed, with the extent of both retirements and new builds dependent on petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

During the majority of 2015, the coastal operations reflected improvements in market conditions with tank barge utilization in the 90% to 95% range, occasionally declining to the high-80% level during portions of the 2015 fourth quarter. During the majority of 2015, the Company experienced increased demand for coastal crude oil and natural gas condensate moves and success in expanding the coastal customer base to include inland customers with coastal requirements. During the 2015 fourth quarter continuing throughout 2016 and 2017, a decline in crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2015, 2016 and 2017, with additional new capacity coming on-line in 2018 and 2019. Much of this new capacity is replacement capacity for older vessels anticipated to be retired.

The Company estimates there are approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those are over 30 years old.  The Company took delivery of a new 185,000 barrel ATB in late 2015 and a second 185,000 barrel ATB in June 2016.  The Company also took delivery of a new 155,000 barrel ATB in November 2016 and a second 155,000 ATB in September 2017.  The Company also took delivery in December 2016 of a 35,000 barrel coastal petrochemical tank barge. The Company is aware of nine coastal tank barge and tugboat units placed in service in 2016 and seven in 2017 by competitors, and seven announced coastal tank barge and tugboat units under construction by competitors for delivery in 2018 and 2019. The Company removed from service 12 out-of-service coastal tank barges in the 2017 fourth quarter.  The coastal tank barges will be either scrapped or sold into international non-competing markets during 2018.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2017 was approximately 9% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Four marine transportation customers accounted for approximately 20% of the Company’s 2017, 25% of 2016 and 30% of 2015 revenue. The Company has contracts with these customers expiring in 2018 through 2021. Two distribution and services customers accounted for approximately 13% of the Company’s 2017, 3% of 2016 and 7% of 2015 revenue. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers could have an adverse effect on the Company.

The Company’s distribution and services segment has a 52-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. The Company, through Kirby Engine Systems, serves as both an EMD distributor and service center for select markets and locations for both service and parts. With the acquisition of S&S in September 2017, the Company added additional EMD exclusive distributorship rights in key states, primarily through the central, south and eastern areas of the United States. With the S&S acquisition, the Company became the United States distributor for EMD marine and power generation applications.  Sales and service of EMD products account for approximately 3% of the Company’s revenues for 2017. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United and S&S have maintained continuous exclusive distribution rights for MTU and Allison since the 1940s. United and S&S are two of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in multiple states.  In addition, as distributors of Allison products, United and S&S have exclusive distribution rights in multiple key growth states. United and S&S are also the distributor for parts, service and warranty on Daimler truck engines and related equipment in multiple states. Sales and service of MTU and Allison products accounted for approximately 12% of the Company’s revenues during 2017. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

The Company is subject to competition in both its marine transportation and distribution and services segments. The inland and coastal tank barge industry remains very competitive. The Company’s primary competitors are noncaptive inland tank barge operators and coastal operators. The Company also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

The distribution and services industry is also very competitive. The segment’s oil and gas market’s principal competitors are independent distribution and service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the distribution and services industry and continued low price of natural gas, crude oil or natural gas condensate, and resulting decline in drilling for such natural resources in North American shale formations, could result in less oilfield equipment being manufactured and remanufactured, lower rates for service and parts pricing and result in less manufacturing, remanufacturing, service and repair opportunities and parts sales for the Company. For the commercial and industrial market, the segment’s primary marine diesel competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. For power generation, the primary competitors are other independent service companies.

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towing vessels. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for inland tank barges delivered since 2010 steadily increased until reaching its peak in early 2015, but remained below the construction price for tank barges delivered in 2009. Construction costs for inland tank barges ordered in 2016 for delivery in 2017, and ordered in 2017 for delivery in 2018 have declined, reflecting the current industry-wide over-capacity in the inland tank barge market and subsequent decline in the number of tank barges ordered for delivery in 2017 and 2018.

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

The Company’s distribution and services segment could be adversely impacted by future legislation or additional regulation of hydraulic fracturing practices. The Company, through its United and S & S subsidiaries, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including pressure pumping units. The EPA is studying hydraulic fracturing practices, and legislation may be introduced in Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states have adopted or are evaluating the adoption of legislation or regulations governing hydraulic fracturing. Such federal or state legislation and/or regulations could materially impact customers’ operations and greatly reduce or eliminate demand for the Company’s pressure pumping fracturing equipment and related products. The Company is unable to predict whether future legislation or any other regulations will ultimately be enacted and, if so, the impact on the Company’s distribution and services segment.

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

In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product production and therefore increased demand for tank barge transportation services. However, during 2015, 2016 and 2017 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. At the end of 2016, the Company estimated that approximately 140 inland tank barges and approximately ten coastal tank barges in the 195,000 barrel or less category were transporting such products, a reduction of approximately 410 inland tank barges and 25 coastal tank barges that have moved into other markets. At the end of 2017, the Company estimates that approximately 250 inland tank barges and approximately three coastal tank barges were transporting crude and natural gas condensate.  Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction.  Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment.

Lower energy prices generally result in a decrease in the number of oil and gas wells being drilled. Oilfield service companies reduce their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by the Company’s distribution and services segment. This may also lead to order cancellations from customers or customers requesting to delay delivery of new equipment. The Company also services offshore supply vessels and offshore drillings rigs operating in the Gulf of Mexico, as well as internationally. Low energy prices may negatively impact the number of wells drilled in the Gulf of Mexico and international waters. In addition to the possibility that decreased energy prices may result in reduced demand for the Company’s services, parts and equipment, energy price volatility may also result in difficulties in the Company’s ability to ramp up and ramp down production on a timely basis and, therefore, could result in an adverse impact on the Company’s distribution and services segment.

The Company’s distribution and services segment could be adversely impacted by the construction of pressure pumping units by its competitors. In early 2015, an estimated 19.5 million horsepower of pressure pumping units were working in North America. By late 2016, the working horsepower in North America has declined to an estimated 9.0 million, with an estimated 4.5 million horsepower scrapped, an estimated 2.0 million horsepower available for work and an estimated 4.0 million horsepower stacked, the large majority of which would require major service before being placed back in service.  A significant drop in demand due to the low price of crude oil resulted in an oversupply in the pressure pumping market and negatively impacted the Company’s 2015 and 2016 results of operations.  During late 2016 and 2017, with the stabilization of crude oil prices in the $40 to $60 per barrel range, the United States land rig count improved and service intensity in the well completion business increased.  As a result, the Company experienced a healthy rebound in service demand, particularly with pressure pumping unit remanufacturing and transmission overhauls, and with the acquisition of S&S in September 2017, the manufacture of oilfield service equipment, including pressure pumping units, and the sale of transmissions.  However, increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Distribution and Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

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

In January 2015, the Company was named as a defendant in a Complaint filed in the U.S. District Court of the Southern District of Texas, USOR Site PRP Group vs. A&M Contractors, USES, Inc. et al. This is a civil action pursuant to the provisions of CERCLA and the Texas Solid Waste Disposal Act for recovery of past and future response costs incurred and to be incurred by the USOR Site PRP Group for response activities at the U.S. Oil Recovery Superfund Site. The property was a former sewage treatment plant owned by defendant City of Pasadena, Texas from approximately 1945 until it was acquired by U.S. Oil Recovery in January 2009. Throughout its operating life, the U.S. Oil Recovery facility portion of the USOR Site received and performed wastewater pretreatment of municipal and Industrial Class I and Class II wastewater, characteristically hazardous waste, used oil and oily sludges, and municipal solid waste. Associated operations were conducted at the MCC Recycling facility portion of the USOR Site after it was acquired by U.S. Oil Recovery from the City of Pasadena in January 2009. The EPA and the PRP Group entered into an Administrative Settlement Agreement and Order for Remedial Investigation Study (“Study”) in May 2015.  The Study has not been completed by EPA to date.  The Company filed responsive pleadings in this matter. Based on the nature of the involvement at the USOR Site, the Company believes its potential contribution is de minimis; however, the Study and further review of the Company’s activities at the Site remains ongoing.

On October 13, 2016, the Company, as a successor to Hollywood Marine, Inc., was issued a General Notice under CERCLA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (“Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the PRP Group Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the PRP Group Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the Site under CERCLA authority. The Company, as a successor to Hollywood Marine, Inc., joined the PRP Group Companies.  The PRP Group Companies have submitted a draft Study work plan to EPA for their review and comment. Higman was named as a PRP in connection with its activities at the Site. Higman is not a participant in the PRP Group Companies.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an ATB, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. The Company is subject to potential claims from third parties as well as the provincial and federal government as a result of the incident. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2018
First Quarter (through February 23, 2018)	$80.90	$66.80
2017
First Quarter	73.40	61.65
Second Quarter	74.50	62.55
Third Quarter	68.60	59.25
Fourth Quarter	72.95	61.80
2016
First Quarter	63.03	44.63
Second Quarter	73.25	57.92
Third Quarter	64.85	50.80
Fourth Quarter	70.90	55.11

As of February 23, 2018, the Company had 59,674,000 outstanding shares held by approximately 620 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2017. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2017	2016	2015	2014	2013
Revenues:
Marine transportation	$1,324,106	$1,471,893	$1,663,090	$1,770,684	$1,713,167
Distribution and services	890,312	298,780	484,442	795,634	529,028
	$2,214,418	$1,770,673	$2,147,532	$2,566,318	$2,242,195

Net earnings attributable to Kirby	$313,187	$141,406	$226,684	$282,006	$253,061

Net earnings per share attributable to Kirby common stockholders:
Basic	$5.62	$2.63	$4.12	$4.95	$4.46
Diluted	$5.62	$2.62	$4.11	$4.93	$4.44
Common stock outstanding:
Basic	55,308	53,454	54,729	56,674	56,354
Diluted	55,361	53,512	54,826	56,867	56,552

	December 31,
	2017	2016	2015	2014	2013
Property and equipment, net	$2,959,265	$2,921,374	$2,778,980	$2,589,498	$2,370,803
Total assets	$5,127,427	$4,289,895	$4,140,558	$4,127,052	$3,666,402
Long-term debt, including current portion	$992,406	$722,802	$774,849	$712,405	$742,493
Total equity	$3,114,223	$2,412,867	$2,279,196	$2,264,913	$2,022,153

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares outstanding applicable to diluted earnings per share for 2017, 2016 and 2015 were 55,361,000, 53,512,000 and 54,826,000, respectively. The increase in the weighted average number of common shares for 2017 compared with 2016 primarily reflects the issuance of 5,696,259 shares of common stock associated with the acquisition of S&S on September 13, 2017, and the issuance of restricted stock and the exercise of stock options. The decrease in the weighted average number of common shares outstanding for 2016 and 2015 compared with 2014 primarily reflects common stock repurchases in the 2014 fourth quarter through the 2016 first quarter, partially offset by the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2017, the Company operated a fleet of 841 inland tank barges with 17.3 million barrels of capacity, and operated an average of 224 inland towboats during 2017. The Company’s coastal fleet consisted of 56 tank barges with 5.4 million barrels of capacity and 53 coastal tugboats. The Company also owns and operates five offshore dry-bulk cargo barges, five offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For 2017, net earnings attributable to Kirby were $313,187,000, or $5.62 per share, on revenues of $2,214,418,000, compared with 2016 net earnings attributable to Kirby of $141,406,000, or $2.62 per share, on revenues of $1,770,673,000. The 2017 year included $269,472,000 after taxes, or $4.83 per share, of deferred tax revaluation benefit, the result of recent federal tax reform legislation that resulted in the remeasurement of the Company’s United States deferred tax assets and liabilities.  This was partially offset by $105,712,000 before taxes, $66,975,000 after taxes, or $1.20 per share, non-cash impairment of long-lived assets and $5,449,000 before taxes, $3,389,000 after taxes, or $.06 per share, charge for severance and early workforce retirements.

Marine Transportation

For 2017, 60% of the Company’s revenues were generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2017 decreased 10% and operating income decreased 47% compared with 2016. The decreases were primarily due to the industry-wide oversupply of tank barges in both the inland and coastal markets, resulting in lower inland and coastal marine transportation term and spot contract pricing, lower coastal equipment utilization and a continued increase in the number of coastal tank barges operating in the spot market, which added increased idle time and voyage costs.  The decrease in operating income was partially offset by a reduction in the average number of inland towboats operated and savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly.

The 2017 marine transportation revenues and operating income decreases were also due to the loss of revenue and additional operating expenses in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma. Lost revenues and costs associated with the hurricanes were approximately $0.03 per share for the third quarter. Marine transportation operating income for 2017 included a $3,888,000 severance charge in the fourth quarter. For 2017 and 2016, the inland tank barge fleet contributed 72% and 67%, respectively, and the coastal fleet 28% and 33%, respectively, of marine transportation revenues.

Inland marine transportation equipment utilization ranged from high 80% to low 90% during the 2017 first quarter, mid-80% to high 80% during the second quarter, mid-80% to mid-90% during the third quarter and low to mid-90% during the fourth quarter. The higher utilization during the third quarter reflected recoveries from marine customers for delays and pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations following the deterioration in operating conditions experienced after Hurricane Harvey made land-fall on the Texas Gulf Coast at the end of August and unrelated and coinciding infrastructure repairs on the upper Mississippi River.  In addition, favorable commodity prices for customers’ products partially mitigated the negative impact of the hurricanes.  The higher utilization during the fourth quarter reflected a continued favorable pricing environment for customers’ products, the addition of new petrochemical industry capacity and the continued retirement of older barges from the fleet. For 2016, utilization declined to the high 80% range at the end of the year, occasionally declining to the low-to-mid 80% range during the year, from the 90% to 95% range at the beginning of 2016.

Coastal marine transportation utilization declined throughout 2017 as new tank barges were placed in service by the Company and competitors, further adding to the overcapacity in the coastal market and further increasing the number of coastal tank barges operating in the spot market, which added increased idle time and voyage costs.  Equipment utilization was in the mid-70% to low 80% range during the first quarter, high 60% to mid-70% range during the second quarter, and low 60% to mid-60% during the 2017 third and fourth quarters.  Coastal utilization also declined throughout 2016, from the high 80% to low 90% range in the first quarter to the low 80% level in the fourth quarter.

During 2017 and the 2016 fourth quarter, approximately 75% of the inland marine transportation revenues were under term contracts and 25% were spot contract revenues. For the 2016 first nine months, approximately 80% of inland marine transportation revenues were under term contracts and 20% were spot contract revenues. These allocations provide the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 49% of the inland revenues under term contracts during 2017 compared with 52% during 2016. Rates on inland term contracts renewed in 2017 decreased in the 4% to 8% average range compared with term contracts renewed in 2016. Spot contract rates, which include the cost of fuel, were relatively consistent throughout the year but below term contract rates.  Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

During 2017 and 2016, mainly due to lower revenues for equipment trading in the spot market, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues. Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 85% of the coastal revenues under term contracts in 2017 and 2016. The majority of coastal term contracts failed to renew during 2017 as customers elected to source their needs in the spot market.  Spot contract rates, which include the cost of fuel, remained meaningfully below term contracts rates during 2017, the degree to which varied based on geography, vessel capacity, vessel type and product serviced.  Revenues were further reduced by an outage at a key customer’s plant during the fourth quarter.

The 2017 marine transportation operating margin was 10.3% compared with 17.5% for 2016.

Distribution and Services

During 2017, the distribution and services segment generated 40% of the Company’s revenues, of which 43% was generated from overhauls and service, 34% from direct parts sales and 23% from manufacturing.  The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for 2017 increased 198% and operating income increased 2,618% compared with 2016. The higher revenues and operating income in 2017 compared to 2016 were primarily attributable to the increased demand in the oil and gas market for the remanufacture of pressure pumping units and transmission overhauls, an improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in the demand for the sale and distribution of engines, transmissions and related parts. The higher 2017 revenues and operating income also reflected the S&S acquisition on September 13, 2017.  The oil and gas market of S&S benefited from healthy demand for service work, parts sales and the manufacturing of pressure pumping equipment and ancillary oilfield service equipment.  In the commercial and industrial market, for the marine sector throughout the 2017 first nine months, customers deferred major maintenance projects largely due to the weak inland and coastal tank barge markets and inland dry cargo barge market, and experienced continued weakness in the Gulf of Mexico oilfield services market.  During the 2017 fourth quarter, the marine sector experienced a modest turnaround in orders for new engines and overhauls on medium speed engines that had been deferred, as well as higher demand for new parts in the Gulf Coast offshore drilling market. The power generation sector was relatively stable with major generator set upgrades and parts sales for both domestic and international power generation customers.  The commercial and industrial market of S&S benefited from elevated demand for generator rentals and increased service work as a result of demand following Hurricanes Harvey, Irma and Maria. The distribution and services results for 2017 included a severance charge of $1,581,000 incurred in the 2017 fourth quarter, in response to the reduced activity in its marine sector and the integration of S&S into the Company.

The distribution and services operating margin for 2017 was 9.7% compared with 1.1% for 2016.

Cash Flow and Capital Expenditures

The Company continued to generate favorable operating cash flow during 2017 with net cash provided by operating activities of $353,378,000 compared with $415,794,000 of net cash provided by operating activities for 2016.  The largest component contributing to the $62,416,000 decrease in net cash provided by operating activities in 2017 as compared to 2016 was a decline in the revenues and operating income of the marine transportation segment.  The revenues and operating income of the marine transportation segment declined during 2017 due to lower pricing on inland term and spot contracts and lower equipment utilization, as well as an increase in the number of coastal vessels operating in the spot market which led to lower utilization and an increase in non-billable repositioning and port expenses.  Partially offsetting this decline in operating cash flow in the marine transportation segment was an increase in the revenues and operating income of the distribution and services segment that saw stronger demand for pressure pumping unit remanufacturing and orders for the manufacture of pressure pumping units and ancillary oilfield service support equipment, and for the sale and distribution of engines, transmissions and parts, resulting in increased revenues and profit in the distribution and services segment in 2017 as compared to 2016.

The 2017 year also experienced a net decrease in cash flows from changes in operating assets and liabilities of $51,951,000 compared with a net decrease in 2016 of $10,696,000.    The 2017 year experienced a net decrease in operating assets and liabilities primarily due to an increase in receivables due to increased business activity levels of its distribution and services segment in oil and gas markets, partially offset by a decrease in inventories due to increased demand for new parts and equipment from the Company’s inventory on hand.  The 2016 year experienced a net decrease in cash flow from changes in operating assets and liabilities primarily due to an increase in accounts receivable driven by slower collections at the Company’s marine transportation segment and several large projects billed late in the 2016 fourth quarter, as well as lower employee compensation accruals for 2016 and a decrease in deferred revenues as a result of decreased advance billings in the coastal marine transportation market, and in the distribution and services power generation market.

For 2017, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $177,222,000, including $17,906,000 for inland tank barge and towboat construction, $9,375,000 for progress payments on the construction of a 155,000 barrel ATB placed in service in the 2017 third quarter, $17,842,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, one placed in service in the 2017 second quarter and the second in the 2017 fourth quarter, $25,917,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $698,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge, and $105,484,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities, and $470,101,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 24.2% at December 31, 2017 from 23.1% at December 31, 2016, primarily due to borrowings under the Company’s Revolving Credit Facility used to purchase the assets of S&S, less the increase in total equity from net earnings attributable to Kirby for 2017 of $313,187,000, stock issued with a fair value of $366,554,000 in connection with the acquisition of the assets of S&S, exercise of stock options and the amortization of unearned equity compensation, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09. As of December 31, 2017, the Company had $495,845,000 outstanding under its Revolving Credit Facility and $500,000,000 of senior notes outstanding, offset by $3,442,000 in unamortized debt issuance costs.

During 2017, the Company took delivery of five new inland tank barges with a total capacity of approximately 144,000 barrels, acquired nine specialty pressure tank barges and four 30,000 barrel tank barges with a total capacity of 255,000 barrels, retired 54 inland tank barges, reducing its capacity by approximately 1,024,000 barrels, and temporarily chartered one inland tank barge with a total capacity of approximately 11,000 barrels. The net result was a reduction of 35 inland tank barges and approximately 614,000 barrels of capacity during 2017.

The Company projects that capital expenditures for 2018 will be in the $195,000,000 to $215,000,000 range. The 2018 construction program will consist of one 30,000 barrel inland tank barge, progress payments on the construction of 15 inland towboats, five of which will be placed in service in 2018 and the remaining 10 in 2019 and 2020, and progress payments on the construction of six 5000 horsepower coastal ATB tugboats, three of which will be placed in service in 2018 and three in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2018 payments on the new inland tank barge and towboats will be approximately $35,000,000 and 2018 progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $40,000,000.  Approximately $100,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities.  The balance of $20,000,000 to $25,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Outlook

Reduced crude oil volumes to be moved by tank barge due to a decline in oil prices, a decline in domestic drilling and additional pipeline capacity, coupled with the large number of inland tank barges built during 2015 and 2016, and coastal tank barges during 2016 and 2017, many of which were originally built for the movement of crude oil and natural gas condensate, have resulted in excess industry-wide tank barge capacity and resulting lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity placed inland and coastal tank barge rates under pressure throughout 2016 and 2017. As a result, the inland market for 2018 will be impacted by the pricing declines experienced throughout 2017. However, with continued industry-wide inland tank barge retirements, minimal new inland tank barge construction and higher customer demand, the result of increased production from current facilities, plant expansions and the opening of new facilities, overall inland utilization is anticipated to be in the low to mid-90% range for 2018.  As a result of the anticipated higher utilization, the Company does anticipate a modest pricing improvement in the 2018 second half.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which has led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry have added new coastal tank barge capacity during 2015, 2016 and 2017, with additional new capacity coming on-line in 2018 and 2019. While much of this new capacity is replacement capacity for older vessels anticipated to be retired, the Company maintains a cautious outlook as the industry absorbs the new capacity. While the Company does expect the supply of tank barges and capacity in the coastal industry fleet to eventually balance with demand, the Company does not anticipate that balance occurring in 2018 without an improvement in demand. As a result, throughout 2017, the Company released chartered tugboats, idled owned barges and tugboats and reduced headcount accordingly. In addition, the Company decided to put certain older out-of-service vessels up for sale in response to lower equipment utilization, pricing pressure and expensive ballast water treatment system installations required in the next few years on some of the coastal tank barges.  The vessels include 12 out-of-service coastal tank barges and 21 inactive coastal tugboats and resulted in a $105,712,000 non-cash pre-tax impairment charge in the 2017 fourth quarter.  Retiring some of the older coastal vessels reduces the fleet’s age profile and improves the efficiency of the fleet.  The Company, considering the retirement of vessels, expects tank barge utilization for the coastal markets to be in the low to mid-80% range for 2018.  The Company anticipates rates on coastal term contracts to decline in the 10% to 15% range during 2018, the majority occurring in the first quarter.

As of December 31, 2017, the Company estimated there were approximately 3,825 inland tank barges in the industry fleet, of which approximately 500 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and current market conditions, the expectation is that many older tank barges will be removed from service during 2018. The Company estimates that approximately 30 tank barges were ordered during 2017 for delivery throughout 2018, one of which is for the Company, and many older tank barges, including an expected 25 by the Company, will be retired, dependent on 2018 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

As of December 31, 2017, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 30 years old. The Company is aware of seven announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2018 and 2019.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.  During 2015 and 2016, lower crude oil prices resulted in a decrease in the number of oil and gas wells being drilled.  Oilfield service companies reduced their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by the distribution and services segment.  In early 2015, an estimated 19.5 million horsepower of pressure pumping units were working in North America. By late 2016, the working horsepower in North America had declined to an estimated 9.0 million. The Company also services offshore supply vessels and offshore drilling rigs operating in the Gulf of Mexico, as well as internationally.  Low energy prices negatively impacted the number of wells drilled in the Gulf of Mexico and international waters. These contributing factors resulted in a negative impact on the distribution and services segment’s revenue and profit in 2015 and 2016.

The United States land rig count has improved in 2017 from the lows in 2016, oil prices have traded in the $40 to $60 per barrel range during 2017 and into 2018 and service intensity in the well completion business has increased.  In addition, the condition of the industry’s inactive pressure pumping fleet remains poor.  Based on these positive conditions, the Company anticipates the trend to continue into 2018 for the strong demand for pressure pumping unit remanufacturing and the increased demand is anticipated to generate orders for the manufacture of pressure pumping units and ancillary oilfield service support equipment.    These positive conditions and the acquisition of S&S on September 13, 2017 are expected to result in a continued trend of increased revenues and profit in the distribution and services segment for the 2018 year.

For the distribution and services commercial and industrial market, the Company anticipates an improved marine market for 2018 as maintenance deferrals implemented by inland and coastal marine transportation customers for much of 2017 are no longer sustainable and should lead to higher demand for overhauls, new engines and parts sales as 2018 progresses.  The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers, customized power generation systems, and the rental of generators.

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

Acquisitions

On February 14, 2018, the Company purchased Higman for approximately $419,692,000 in cash, subject to certain post-closing adjustments.  Higman’s fleet consisted of 159 inland tank barges, of which two are under construction and scheduled to be delivered in May 2018 and October 2018, with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway.  Financing of the acquisition was through the issuance of $500,000,000 of 4.2% senior unsecured notes due March 1, 2028. The notes were issued on February 12, 2018 in preparation for closing of the acquisition.

On October 20, 2017, San Jac, a subsidiary of the Company, purchased certain assets of Sneed Shipbuilding, Inc. for $14,852,000 in cash including its Channelview, Texas shipyard. San Jac is a builder of marine vessels for both inland and offshore applications as well as providing repair and maintenance services. The Company intends to build inland towboats at the shipyard and use the facilities for routine maintenance. Financing of the acquisition was through borrowings under the Company’s revolving credit facility.

On September 13, 2017, the Company completed the acquisition of substantially all of the assets of S&S, a global manufacturer and distributor of products and services for the oil and gas, marine, construction, power generation, transportation, mining and agricultural industries. The acquired business, which the Company operates through a newly formed subsidiary renamed Stewart & Stevenson LLC after the closing of the acquisition, was founded in 1902 and serves domestic and global markets with equipment, rental solutions, and parts and service through a strategic network of sales and service centers in domestic and international locations.

The total value of the transaction was $758,245,000, before post-closing adjustments and excluding transaction fees, consisting of cash consideration of $377,967,000, the assumption of $13,724,000 of debt and $366,554,000 through the issuance of 5,696,259 shares of Company common stock valued at $64.35 per share, the Company’s closing share price on September 13, 2017. The debt assumed consisted of $12,135,000 of term debt and $1,589,000 of short-term secured loans related to the Company’s South American operations.  The term debt was paid off without penalty in the 2017 fourth quarter. Financing of the acquisition was through a combination of the Company’s revolving credit facility and the issuance of Company common stock.

S&S, headquartered in Houston, Texas with 42 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU, Detroit Diesel, EMD, Deutz and several other manufacturers. S&S’ principal customers are oilfield service companies, oil and gas operators and producers, and companies in the marine, mining, power generation, on-highway and other industrial applications.

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

During July 2017, the Company purchased four inland tank barges for $1,450,000, as well as a barge fleeting and marine fueling operation business in Freeport, Texas for $3,900,000.  The Company had been leasing the barges prior to the purchase. Financing of the acquisitions was through the Company’s revolving credit facility.

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

Results of Operations

The Company reported 2017 net earnings attributable to Kirby of $313,187,000, or $5.62 per share, on revenues of $2,214,418,000, compared with 2016 net earnings attributable to Kirby of $141,406,000, or $2.62 per share, on revenues of $1,770,673,000, and 2015 net earnings attributable to Kirby of $226,684,000, or $4.11 per share, on revenues of $2,147,532,000.

Marine transportation revenues for 2017 were $1,324,106,000, or 60% of total revenues, compared with $1,471,893,000, or 83% of total revenues for 2016, and $1,663,090,000, or 77% of total revenues for 2015. Distribution and services revenues for 2017 were $890,312,000, or 40% of total revenues, compared with $298,780,000, or 17% of total revenues for 2016, and $484,442,000, or 23% of total revenues for 2015.

The 2017 year included $269,472,000 after taxes, or $4.83 per share, of deferred tax benefit, the result of recent federal tax reform legislation that resulted in the remeasurement of the Company’s United States deferred tax assets and liabilities. This was partially offset by $105,712,000 before taxes, $66,975,000 after taxes, or $1.20 per share, non-cash impairment of long-lived assets and $5,449,000 before taxes, $3,389,000 after taxes, or $.06 per share, charge for severance and early workforce retirements.

The 2017 results reflect the acquisition of S&S on September 13, 2017.The 2017 results were negatively impacted by S&S acquisition related costs of  $2,119,000, or $0.02 per share. The 2017 third quarter also included an estimated net $0.03 per share negative impact of Hurricane Harvey, which made landfall along the Texas Gulf Coast in late August 2017, impacting the marine transportation and distribution and services operations, and Hurricane Irma, which disrupted the coastal marine transportation and distribution and services operations along the East Coast.

The 2016 first quarter results included $5,605,000 before taxes, or $.06 per share, of severance charges which were reflected in the marine transportation and distribution and services businesses and corporate staff in order to reduce costs. The 2015 first and third quarters included $1,225,000 and $702,000, respectively, of severance charges which were mainly reflected in the distribution and services results.  Also, the 2015 first quarter results included a gain of $1,621,000 before taxes, or $.02 per share, on the sale of the assets of a small product line in the distribution and services segment.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2017, the Company operated 841 inland tank barges, including 31 leased barges, with a total capacity of 17.3 million barrels. This compares with 876 inland tank barges operated as of December 31, 2016, including 34 leased barges, with a total capacity of 17.9 million barrels. The Company operated an average of 224 inland towboats during 2017, of which an average of 70 were chartered, compared with 234 during 2016, of which an average of 73 were chartered. The Company’s coastal tank barge fleet as of December 31, 2017 consisted of 56 tank barges, including seven of which were leased, with 5.4 million barrels of capacity, and 53 tugboats, five of which were chartered. This compares with 69 coastal tank barges operated as of December 31, 2016, seven of which were leased, with 6.2 million barrels of capacity, and 75 coastal tugboats, eight of which were chartered. As of December 31, 2017, the Company owned five offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. This compares with six offshore dry-bulk barge and tugboat units as of December 31, 2016.  The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2017 (dollars in thousands):

	2017	2016	% Change 2016 to 2017	2015	% Change 2015 to 2016
Marine transportation revenues	$1,324,106	$1,471,893	(10)%	$1,663,090	(11)%

Costs and expenses:
Costs of sales and operating expenses	866,602	900,766	(4)	981,525	(8)
Selling, general and administrative	116,830	108,917	7	112,193	(3)
Taxes, other than on income	25,765	20,817	24	18,732	11
Depreciation and amortization	178,898	184,291	(3)	175,798	5
	1,188,095	1,214,791	(2)	1,288,248	(6)
Operating income	$136,011	$257,102	(47)%	$374,842	(31)%
Operating margins	10.3%	17.5%		22.5%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2017, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2017 Revenue Distribution	Products Moved	Drivers
Petrochemicals	56%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	23%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	17%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2017 Compared with 2016

Marine Transportation Revenues

Marine transportation revenues for 2017 decreased 10% when compared with 2016 primarily due to the industry-wide oversupply of tank barges in both the inland and coastal markets, resulting in lower inland and coastal marine transportation term and spot contract pricing, and lower coastal equipment utilization. In addition, a continued increase in the number of coastal vessels operating in the spot market led to increased idle time and decreased revenues, partially offset by an increase in the average cost of marine diesel fuel which is largely passed through to the customer and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017. The 2017 revenue decrease was also due to the loss of revenue in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma. Operating conditions for the Company’s inland marine transportation markets deteriorated significantly after Hurricane Harvey made land-fall on the Texas Gulf Coast at the end of August. Unrelated and coinciding infrastructure repairs on the upper Mississippi River further decreased operating efficiency in September and the fourth quarter.  For 2017 and 2016, the inland tank barge fleet contributed 72% and 67%, respectively, and the coastal fleet 28% and 33%, respectively, of marine transportation revenues.

The effect after Hurricane Harvey was an increase in inland tank barge utilization levels from the mid-80% to the mid-90% range during the balance of third quarter compared to the mid-80% to high 80% range during the 2017 second quarter and the high 80% to low 90% range during the 2017 first quarter. As the third quarter concluded, recoveries from marine customers for delays, pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations and a stronger pricing environment for customers’ products partially mitigated the negative impact of the hurricanes. Utilization for the 2017 fourth quarter ranged from the low to mid-90%. The higher utilization during the fourth quarter reflected a continued favorable pricing environment for customers’ products, the addition of new petrochemical industry capacity and the continued retirement of older barges from the fleet. The decline in utilization from the 2017 first quarter to the 2017 second quarter was mainly due to better weather conditions along the Gulf Coast, which enhanced operating efficiency and thereby lowered tank barge utilization, and also due to seasonally weak demand for the transportation of agricultural chemicals.

Coastal tank barge utilization levels declined to the low 60% to mid-60% range during the 2017 third and fourth quarters from the high 60% to mid-70% range during the 2017 second quarter and the mid-70% to low 80% range during the 2017 first quarter. Utilization in the coastal marine fleet continued to be impacted by the industry-wide oversupply of tank barges in the coastal industry and weak demand for the transportation of refined petroleum products and crude oil.

The petrochemical market, the Company’s largest market, contributed 56% of marine transportation revenues for 2017, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.  In addition, favorable commodity prices and the addition of new petrochemical industry capacity in the 2017 second half benefited the segment.

The black oil market, which contributed 23% of marine transportation revenues for 2017, reflected higher fleet utilization in the inland market compared to 2016. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at much reduced levels compared with 2016. Demand for the transportation of black oil products in the coastal market for 2017 was lower when compared to 2016 due to the continued industry-wide oversupply of tank barges in the coastal industry.

The refined petroleum products market, which contributed 17% of marine transportation revenues for the 2017, reflected weaker demand in both the inland and coastal markets, primarily a result of the oversupply of tank barge capacity, as well as weak heating oil demand in the 2017 first quarter due to the unseasonably warm weather in the Northeast.

The agricultural chemical market, which contributed 4% of marine transportation revenues for 2017, saw typical seasonal demand for transportation of both domestically produced and imported products during the first, third and fourth quarters and a typical seasonal decline in demand in the second quarter.

For 2017, the inland operations incurred 7,577 delay days, 4% more than the 7,278 delay days that occurred during 2016. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. The increase in delay days reflected lost time incurred during and after Hurricane Harvey in late August and September and during the unrelated and coinciding upper Mississippi River infrastructure repairs in September and during the fourth quarter.

During 2017 and the 2016 fourth quarter, approximately 75% of marine transportation inland revenues were under term contracts and 25% were spot contract revenues. For the 2016 first nine months, approximately 80% of inland revenues were under term contracts and 20% were spot contract revenues. These allocations provide the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delay and temporary market declines, represented 49% of inland revenues under term contracts during 2017 compared with 52% for 2016.

During 2017 and 2016, mainly due to lower revenues for equipment trading in the spot market, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues. Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 85% of the coastal revenues under term contracts in 2017 and 2016.

Rates on inland term contracts renewed in 2017 continued to deteriorate due to excess industry capacity, decreasing in the 4% to 8% average range compared with term contracts renewed in 2016. Spot contract rates, which include the cost of fuel, were relatively consistent throughout the year but were below term contract rates. Effective January 1, 2017, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 0.6%, excluding fuel.

There were few coastal term contracts renewed in 2017 as customers elected to source their needs in the spot market.  Rates on coastal term contracts renewed in 2017 were down slightly compared to term contracts renewed in 2016, although most contracts failed to renew and customers elected to source their needs in the spot market.  Spot contract rates, which include the cost of fuel, remained meaningfully below term contract rates during 2017, the degree to which varies based on geography, vessel capacity, vessel type and product serviced.

Marine Transportation Costs and Expenses

Costs and expenses for 2017 decreased 2% compared with 2016. Costs of sales and operating expenses for 2017 decreased 4% compared with 2016, primarily due to fewer inland towboats operated and lower business activity levels, partially offset by higher fuel costs and costs and expenses associated with Hurricanes Harvey and Irma.

The inland marine transportation fleet operated an average of 224 towboats during 2017, of which an average of 70 towboats were chartered, compared with 234 towboats during 2016, of which an average of 73 towboats were chartered. As demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet or older tank barges are removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the high wind and heavy fog conditions that occurred in the 2017 first and fourth quarters, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2017, the inland operations consumed 40.4 million gallons of diesel fuel compared to 40.0 million gallons consumed during 2016. The average price per gallon of diesel fuel consumed during 2017 was $1.79 per gallon compared with $1.46 per gallon for 2016. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2017 increased 7% compared with 2016, primarily due to salary increases effective August 1, 2016 and April 1, 2017, higher incentive compensation accruals and higher professional fees, partially offset by cost savings in 2017 from the reduction in force in early 2016.

Taxes, other than on income for 2017 increased 24% compared with 2016, mainly due to higher property taxes on marine transportation equipment, new state franchise taxes effective January 1, 2017 and the addition of S&S in September 2017.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2017 decreased 47% compared with 2016. The operating margin was 10.3% for 2017 compared with 17.5% for 2016. The results primarily reflected lower inland and coastal term and spot contract pricing, lower coastal equipment utilization and a continued increase in coastal equipment operating in the spot market which added increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly, and a reduction in the average number of inland towboats operated. The 2017 operating income decrease was also due to the loss of revenue and additional operating expenses in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma. As the third quarter concluded, recoveries from marine customers for delays, pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations and a stronger pricing environment for customers’ products partially mitigated the negative impact of the hurricanes.

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

Distribution and Services

The Company, through its distribution and services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2017 (dollars in thousands):

	2017	2016	% Change 2016 to 2017	2015	% Change 2015 to 2016
Distribution and services revenues	$890,312	$298,780	198%	$484,442	(38)%

Costs and expenses:
Costs of sales and operating expenses	690,962	226,186	205	380,841	(41)
Selling, general and administrative	89,021	54,714	63	70,267	(22)
Taxes, other than on income	3,357	1,861	80	1,915	(3)
Depreciation and amortization	20,387	12,833	59	12,498	3
	803,727	295,594	172	465,521	(37)
Operating income	$86,585	$3,186	2,618%	$18,921	(83)%
Operating margins	9.7%	1.1%		3.9%

The following table shows the markets serviced by the Company, the revenue distribution for 2017, and the customers for each market:

Markets Serviced	2017 Revenue Distribution	Customers
Oil and Gas	69%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	31%	Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

2017 Compared with 2016

Distribution and Services Revenues

Distribution and services revenues for 2017 increased 198% compared with 2016, primarily attributable to the increased demand in the oil and gas market for the remanufacture of pressure pumping units and transmission overhauls, an improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in the demand for the sale and distribution of engines, transmissions and related parts. The 2017 higher revenues also reflected the S&S acquisition on September 13, 2017. S&S benefited from healthy demand for service work, parts sales and the manufacturing of pressure pumping unit.   In the commercial and industrial marine sector, throughout the 2017 first nine months, customers deferred major maintenance projects largely due to the weak inland and coastal tank barge markets and inland dry cargo barge market, and experienced continued weakness in the Gulf of Mexico oilfield services market. During the 2017 fourth quarter, the marine sector experienced a modest turnaround in orders for new engines and overhauls on medium-speed engines that had been deferred, as well as higher demand for new parts in the Gulf Coast offshore drilling market. The power generation market was relatively stable with major generator set upgrades and parts sales for both domestic and international power generation customers. The commercial and industrial market of S&S benefited from elevated demand for rental equipment and increased service work as a result of pent-up demand following Hurricanes Harvey, Irma and Maria.

Distribution and Services Costs and Expenses

Costs and expenses for 2017 increased 172% compared with 2016. Costs of sales and operating expenses for 2017 increased 205% compared with 2016, reflecting the increased demand for the remanufacture of pressure pumping units and transmission overhauls, improvement in the manufacturing of oilfield service equipment, including pressure pumping units, an increase in the demand for the sale and distribution of engines, transmissions and related parts in the oil and gas market, and the S&S acquisition on September 13, 2017.

Selling, general and administrative expenses for 2017 increased 63% compared with 2016, primarily due to increased activity in the oil and gas market in 2017, as well as the S&S acquisition on September 13, 2017. The 2017 fourth quarter included a $1,581,000 severance charge in the marine sector, in response to the reduced activity, and S&S, associated with the integration of S&S and the Company.  The 2016 first quarter included a $1,436,000 severance charge, in response to the reduced activity in both oil and gas market and the commercial and industrial marine sector, which benefited the 2017 results.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for 2017 increased 2,618% compared to 2016.  The operating margin for 2017 was 9.7% compared with 1.1% for 2016. The results primarily reflected continued strong demand for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, the sale of new transmissions and related parts, and the earnings contribution of S&S.

2016 Compared with 2015

Distribution and Services Revenues

Distribution and services revenues for 2016 decreased 38% compared with 2015, primarily due to the lack of demand in the oil and gas market for the manufacture of pressure pumping units and other oilfield service equipment and for the sale and distribution of engines, transmissions and parts due to the impact of the decline in the price of crude oil and decreased drilling activity in North American shale formations. During 2016 third and fourth quarters, with the increase in the price of crude oil and resulting increase in drilling activity, the segment saw an increase in activity for the remanufacturing and servicing of pressure pumping units. The commercial and industrial marine sector remained at lower activity levels, primarily due to continued weakness in the Gulf of Mexico oilfield services market. In addition, customers continued to defer major maintenance projects in many regions of the marine sector largely due to the weaker barge market and, to a lesser extent, the general economy. The power generation sector was relatively stable during 2016, benefiting from major generator set upgrades and parts sales for both domestic and international power generation customers.

Distribution and Services Costs and Expenses

Costs and expenses for 2016 decreased 37% compared with 2016. Costs of sales and operating expenses for 2016 decreased 41% compared with 2015, reflecting a significant decrease in the number of pressure pumping units and other oilfield service equipment manufactured, decline in the sale and service of engines, transmissions and parts in the oil and gas market and continued weakness in the marine sector. The 2016 first quarter, the 2015 first quarter and the 2015 third quarter selling, general and administrative expenses included severance charges of $1,436,000, $1,111,000 and $702,000, respectively, in response to the reduced activity in both the oil and gas market and the marine sector.

Distribution and Services Operating Income and Operating Margins

Operating income for 2016 decreased 83% compared with 2015. The operating margin for 2016 was 1.1% compared with 3.9% for 2015. The results reflected continued weakness in the oil and gas market, the Gulf of Mexico marine oilfield services sector and customer deferrals of major maintenance projects throughout the marine sector.

General Corporate Expenses

General corporate expenses for 2017, 2016 and 2015 were $18,150,000, $14,966,000 and $14,773,000, respectively. The 21% increase for 2017 compared to 2016 was primarily due to $2,119,000 of S&S acquisition costs incurred during 2017.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $4,487,000 in 2017 and $127,000 in 2016 compared with a net gain on disposition of assets of $1,672,000 in 2015. The 2017 loss was primarily from the retirement and sale of older and less efficient inland towboats during the 2017 fourth quarter. The net loss for 2016 and net gain for 2015 were predominantly from the sale or retirement of marine equipment and, in 2015, the sale of the assets of a small distribution and services product line.

Other Income and Expenses

The following table sets forth impairment of long-lived assets, equity in earnings of affiliates, other expense, noncontrolling interests and interest expense for the three years ended December 31, 2017 (dollars in thousands):

	2017	2016	% Change 2016 to 2017	2015	% Change 2015 to 2016
Impairment of long-lived assets	$(105,712)	$—	N/A	$—	N/A
Equity in earnings of affiliates	291	532	(45)%	451	18%
Other expense	(52)	(291)	(82)%	(663)	(56)%
Noncontrolling interests	(716)	(1,398)	(49)%	(1,286)	9%
Interest expense	(21,472)	(17,690)	21%	(18,738)	(6)%

Impairment of Long-lived Assets

During the fourth quarter of 2017, the Company recorded a $105,712,000 non-cash pre-tax impairment charge.  The after-tax effect of the charge was $66,975,000 or $1.20 per share.  The impairment charge was to reduce certain vessels to a fair value of $12,550,000 as the Company decided to put certain older out-of-service vessels up for sale in its marine transportation segment in response to lower equipment utilization, pricing pressure and expensive ballast water treatment system installations required in the next few years on some of the coastal tank barges.    Retiring some of the older coastal marine vessels reduces the fleet’s age profile and improves the efficiency of the fleet.

The vessels that the Company has committed to dispose of include 12 out-of-service coastal tank barges, 21 inactive coastal tugboats and six inactive inland towboats. The tank barges will be scrapped or sold into international non-competing markets in 2018 and the tugboats and towboats will be sold or scrapped in domestic markets during 2018.   The fair market value of the vessels of $12,550,000 is presented in prepaid expenses and other current assets at December 31, 2017.

Equity in Earnings of Affiliates

Equity in earnings of affiliates consisted of the Company’s 50% ownership of a barge fleeting operation.

Noncontrolling Interests

Noncontrolling interests for 2017 decreased 49% compared with 2016, primarily due to lower business levels at the Company’s 51% owned shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel with the Company acquiring the remaining 49% interest in December 2016.

Interest Expense

Interest expense for 2017 increased 21% compared with 2016, primarily due to borrowings under the revolving credit facility to finance the S&S acquisition and lower capitalized interest.  During 2017, 2016 and 2015, the average debt and average interest rate (excluding capitalized interest expense) were $774,058,000 and 3.0%, $750,499,000 and 2.7%, and $797,322,000 and 2.7%, respectively. Interest expense for 2017, 2016 and 2015 excludes capitalized interest of $1,731,000, $2,974,000 and $3,026,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2017 were $5,127,427,000 compared with $4,289,895,000 at December 31, 2016 and $4,140,558,000 at December 31, 2015. The December 31, 2017 total assets reflect the S&S acquisition in September 2017 for $758,245,000 and the purchase in July 2017 of tank barges and towboats from an undisclosed competitor for $68,000,000, both more fully described under Acquisitions above. The following table sets forth the significant components of the balance sheet as of December 31, 2017 compared with 2016 and 2016 compared with 2015 (dollars in thousands):

	2017	2016	% Change 2016 to 2017	2015	% Change 2015 to 2016
Assets:
Current assets	$957,082	$632,951	51%	$629,053	1%
Property and equipment, net	2,959,265	2,921,374	1	2,778,980	5
Investment in affiliates	1,890	2,622	(28)	2,090	25
Goodwill	935,135	598,131	56	586,718	2
Other intangibles, net	232,808	87,306	167	93,764	(7)
Other assets	41,247	47,511	(13)	49,953	(5)
	$5,127,427	$4,289,895	20%	$4,140,558	4%

Liabilities and stockholders’ equity:
Current liabilities	$480,306	$358,338	34%	$361,917	(1)%
Long-term debt-less current portion	992,403	722,802	37	774,849	(7)
Deferred income taxes	468,451	705,453	(34)	658,085	7
Other long-term liabilities	72,044	90,435	(20)	66,511	36
Total equity	3,114,223	2,412,867	29	2,279,196	6
	$5,127,427	$4,289,895	20%	$4,140,558	4%

2017 Compared with 2016

Current assets as of December 31, 2017 increased 51% compared with December 31, 2016. Trade accounts receivable increased 52%, primarily reflecting the S&S acquisition, as well as an increase in business activity levels in the distribution and services oil and gas market, partially offset by decreased business activity levels in the marine transportation segment. Inventory in the distribution and services segment increased 70%, reflecting the inventory acquired with the S&S acquisition and the building of inventories in the oil and gas market to meet current business activity levels.  Prepaid expenses and other current assets increased 27% due to the S&S acquisition and to vessels with a fair value of $12,550,000 being committed to be sold in 2018, being reclassified from property and equipment to assets held for sale included in prepaid expenses and other current assets.

Property and equipment, net of accumulated depreciation, at December 31, 2017, increased 1% compared with December 31, 2016. The increase reflected $171,697,000 of capital expenditures for 2017 more fully described under Capital Expenditures Reflected on the Balance Sheet below, and the fair value of the property and equipment acquired in acquisitions of $228,066,000, less $191,584,000 of depreciation expense for 2017 and $57,458,000 of property disposals during 2017.  In addition, during 2017 the Company took an impairment charge of $105,712,000, more fully described under Impairment of Long-lived Assets above, and reclassified $112,770,000 of property and equipment to assets held for sale included in prepaid expenses and other current assets.

Goodwill as of December 31, 2017 increased 56% compared with December 31, 2016, predominantly reflecting the goodwill recorded in the S&S acquisition and the barge fleeting and marine fueling operation business acquisition.

Other intangibles, net, as of December 31, 2017, increased 167% compared with December 31, 2016, mainly due to $157,400,000 of intangibles other than goodwill associated with the acquisition of S&S. This increase was partially offset by amortization of $12,098,000.

Other assets at December 31, 2017 decreased 13% compared with December 31, 2016, primarily reflecting amortization of deferred major maintenance dry-dock expenditures on ocean-going vessels during 2017, net of additions.

Current liabilities as of December 31, 2017 increased 34% compared with December 31, 2016, primarily reflecting the current liabilities of S&S.  Accounts payable increased 65%, a reflection of the S&S acquisition, as well as increased business activity levels in the distribution and services oil and gas market. Accrued liabilities increased 14%, the majority of which was attributable to the S&S acquisition, partially offset by a reduction in insurance claims payable.  Deferred revenues increased 34%, primarily reflecting the S&S acquisition, offset by decreased advanced billings in the distribution and services oil and gas market and the coastal marine transportation market.

Long-term debt, less current portion, as of December 31, 2017 increased 37% compared with December 31, 2016, primarily reflecting the borrowings under the Company’s Revolving Credit Facility in September 2017 to finance the S&S acquisition and the purchase in July 2017 of tank barges and towboats from an undisclosed competitor.  Net deferred debt issue costs were $3,442,000 and $3,184,000 at December 31, 2017 and December 31, 2016, respectively.

Deferred income taxes as of December 31, 2017 decreased 34% compared with December 31, 2016. The decrease primarily reflected the 2017 deferred tax benefit of $256,263,000 driven by the remeasurement of deferred tax assets and liabilities due to tax reform, partially offset by an increase in deferred tax liabilities of $8,486,000 due to the adoption of ASU 2016-09 on January 1, 2017. The adoption reduced deferred tax assets by $8,486,000, which reflected the cumulative difference between the tax effect of stock-based compensation recognized for tax purposes and amounts recognized for financial reporting purposes, resulting in the recognition of a cumulative-effect adjustment to retained earnings of $8,486,000.

Other long-term liabilities as of December 31, 2017 decreased 20% compared with December 31, 2016.  The decrease was primarily due to a reduction in the pension liability related to a pension plan amendment on April 12, 2017 that lowered the projected benefit obligation of the pension plan by $33,433,000, partially offset by the accrual of pension expense during 2017.

Total equity as of December 31, 2017 increased 29% compared with December 31, 2016. The increase was the result of $313,187,000 of net earnings attributable to Kirby for 2017, an increase in accumulated other comprehensive income (“OCI”) of $18,602,000, stock issued with a fair value of $366,554,000 in connection with the S&S acquisition and a $7,128,000 decrease in treasury stock, partially offset by an $8,486,000 decrease in retained earnings due to the adoption of ASU 2016-09. The increase in accumulated OCI primarily resulted from the decrease in unrecognized losses related to the Company’s defined benefit plans driven by the pension plan amendment on April 12, 2017.  The decrease in treasury stock was due to the issuance of restricted stock and the exercise of stock options in connection with stock award plans.

2016 Compared with 2015

Current assets as of December 31, 2016 increased 1% compared with December 31, 2015. Trade accounts receivable increased 2% driven by slower collections at the Company’s marine transportation segment and several large projects billed late in 2016 fourth quarter in the distribution and services segment. Prepaid expenses and other assets increased 9% primarily due to an increase in prepaid fuel and prepaid insurance. Other accounts receivable decreased 7%, primarily due to a decrease in income tax receivable for income taxes overpaid in the 2015 fourth quarter partially offset by an increase in insurance claims receivables.

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

Other intangibles, net, as of December 31, 2016, decreased 7% compared with December 31, 2015 as a result of the amortization of intangibles other than goodwill, partially offset by the purchase of certain assets of VPS in October 2016.

Other assets at December 31, 2016 decreased 5% compared with December 31, 2015 primarily due to the amortization of major maintenance costs on ocean-going vessels, net of major maintenance drydock expenditures for 2016.

Current liabilities as of December 31, 2016 decreased 1% compared with December 31, 2015. The decrease was primarily due to a 28% decrease in employee compensation due to lower employee incentive compensation accruals for 2016 and a 13% decrease in deferred revenues reflecting decreased advanced billings in the coastal marine transportation market and in the distribution and services power generation sector. The decrease was partially offset by an increase of 14% in taxes other than on income due to the timing of property tax payments and an increase of 10% in accrued insurance premiums and claims.

Long-term debt, less current portion, as of December 31, 2016 decreased 7% compared with December 31, 2015, reflecting net payments of $52,848,000 on the revolving credit facility during 2016. Net deferred debt issue costs were $3,184,000 and $3,985,000 at December 31, 2016 and 2015, respectively.

Deferred income taxes as of December 31, 2016 increased 7% compared with December 31, 2015. The increase was primarily due to the 2016 deferred tax provision of $51,296,000, the result of bonus tax depreciation on qualifying expenditures due to the Protecting Americans from Tax Hikes Act (“PATH”) of 2015. PATH continued the bonus tax percentage of 50% for qualifying expenditures placed in service in 2015 through 2017.

Other long-term liabilities as of December 31, 2016 increased 36% compared with December 31, 2015. The increase was primarily due to an increase in the pension liability due to a lower discount rate and no contribution to the pension plan in 2016.

Total equity as of December 31, 2016 increased 6% compared with December 31, 2015. The increase was primarily the result of $141,406,000 of net earnings attributable to Kirby for 2016 and a $7,746,000 decrease in treasury stock, partially offset by a $2,324,000 decrease in additional paid-in capital due to the exercise of stock options at exercise prices below the cost of treasury stock issued and the issuance of restricted stock below the cost of treasury stock issued, a $6,321,000 decrease in accumulated OCI and a decrease in noncontrolling interests of $6,836,000. The decrease in treasury stock was mainly due to the issuance of restricted stock in connection with stock award plans, partially offset by purchases during 2016 of $1,827,000 of the Company’s common stock. The decrease in accumulated OCI primarily resulted from the increase in unrecognized losses related to the Company’s defined benefit plans and the decrease in noncontrolling interests was primarily due to the acquisition of the remaining interests in two partnerships in which the Company had the controlling interest.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. No pension contribution was made in 2017 or 2016 for the 2017 and 2016 years and the pension contribution for the 2015 year was $10,000,000. The fair value of plan assets was $294,995,000 and $257,517,000 at December 31, 2017 and December 31, 2016, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 3.7% and 4.2 in 2017 and 2016, respectively, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $5,800,000. The Company assumed that plan assets would generate a long-term rate of return of 7.0% in 2017 and 2016. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

On February 12, 2018, the Company issued $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) with U.S. Bank National Association, as trustee.  Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which will be $11,550,000. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman.  The remaining net proceeds of the sale of the 2028 Notes will be used for general corporate purposes, including working capital, the repayment of indebtedness and future acquisitions.

On June 26, 2017, the Company entered into an amendment of its Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that increases the borrowing limit from $550,000,000 to $850,000,000 and extends the maturity date to June 26, 2022.  In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over LIBOR or equal to an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. The Company recognized additional interest expense of $187,000 in the 2017 second quarter due to the write-off of certain deferred issue costs in connection with the amendment of the Revolving Credit Facility.  As of December 31, 2017, the Company was in compliance with all Revolving Credit Facility covenants and had $495,845,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $8,893,000 as of December 31, 2017.

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

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2017. Outstanding letters of credit under the Credit Line were $1,117,000 as of December 31, 2017.

On September 13, 2017, as a result of the S&S acquisition, the Company assumed $12,135,000 of term debt, which was paid off without penalty in the 2017 fourth quarter.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for 2017 were $171,697,000, including $17,906,000 for inland tank barge and towboat construction, $9,375,000 for progress payments on the construction of a 155,000 barrel coastal ATB placed in service in the 2017 third quarter, $17,842,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, one placed  in service in the 2017 second quarter and the second placed in service in the 2017 fourth quarter, $25,917,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $698,000 in final costs for the construction of a 35,000 barrel coastal petrochemical tank barge, and $99,959,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Capital expenditures for 2016 were $233,103,000, including $10,676,000 for inland tank barge and towboat construction, $14,884,000 in final costs for the construction of two 185,000 barrel ATBs, one placed in service in late 2015 and the second in June 2016, $74,689,000 for progress payments on the construction of two 155,000 barrel ATBs, one placed in service in November 2016 and the second scheduled to be placed in service in the summer of 2017, $10,098,000 for progress payments on the construction of two 4900 horsepower coastal tugboats, $6,593,000 for progress payments on the construction of a 35,000 barrel coastal petrochemical tank barge placed in service in December 2016, $18,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $116,145,000 primarily for upgrading existing marine equipment, and marine transportation and distribution and services facilities.

Financing of the construction of the inland tank barges and towboats, coastal tank barges and tugboats upgrades of existing equipment and marine transportation and distribution and services facilities was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2017, the Company took delivery of five new inland tank barges with a total capacity of approximately 144,000 barrels, acquired nine specialty pressure tank barges and four 30,000 barrel tank barges with a total capacity of 255,000 barrels, retired 54 inland tank barges, reducing its capacity by approximately 1,024,000 barrels, and net chartered one inland tank barge with a total capacity of approximately 11,000 barrels. The net result was a reduction of 35 inland tank barges and approximately 614,000 barrels of capacity during 2017.

The Company projects that capital expenditures for 2018 will be in the $195,000,000 to $215,000,000 range. The 2018 construction program will consist of one 30,000 barrel inland tank barge, progress payments on the construction of 15 inland towboats, five of which will be placed in service in 2018 and the remaining 10 in 2019 and 2020, and progress payments on the construction of six 5000 horsepower coastal ATB tugboats, three of which will be placed in service in 2018 and three in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2018 payments on the new inland tank barge and towboats will be approximately $35,000,000 and 2018 progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $40,000,000.  Approximately $100,000,000 to $115,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities.  The balance of $20,000,000 to $25,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during 2017. As of February 23, 2018, the Company had approximately 1,411,000 shares available under its existing repurchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $353,378,000, $415,794,000 and $524,280,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The 2017 and 2016 years experienced net decreases in cash flows from changes in operating assets and liabilities of $51,951,000 and $10,696,000, respectively.  The 2015 year experienced a net increase in cash flows from changes in operating assets and liabilities of $6,505,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 23, 2018, $434,452,000 under its Revolving Credit Facility and $8,854,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires June 26, 2022. As of December 31, 2017, the Company had $345,262,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.  The 2028 Notes do not mature until March 1, 2028 and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flow in 2018. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financing arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 6, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $21,554,000 at December 31, 2017, including $10,238,000 in letters of credit and $11,316,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2017 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$995,848	$3	$150,000	$495,845	$350,000
Non-cancelable operating leases — barges	21,120	8,711	8,379	3,134	896
Non-cancelable operating leases — towing vessels	88,535	59,185	11,305	5,156	12,889
Non-cancelable operating leases — land, buildings and equipment	140,675	18,888	27,585	20,820	73,382
Barge and towing vessel construction contracts	77,503	65,572	11,931	—	—
	$1,323,681	$152,359	$209,200	$524,955	$437,167

Approximately 75% of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2017, the pension plan was funded at 91% of the ABO.

Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the recent federal tax reform legislation.  ASU 2018-02 eliminates the stranded tax effects resulting from the recent federal tax reform legislation and will improve the usefulness of information reported to financial statement users.  The amendments in ASU 2018-02 will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the recent federal tax reform legislation is recognized.  ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period, for which financial statements have not yet been made available for issuance.  The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets. The Company will adopt the provisions of ASU 2017-07 on January 1, 2018 and the Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) to create consistency in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the provisions of ASU 2016-15 on January 1, 2018 and the Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company recognized a cumulative effect adjustment of $8,486,000 to retained earnings on a modified retrospective basis as of January 1, 2017 and will apply the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after January 1, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company will elect to account for forfeitures when they occur. Also, the standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity, which differs from the Company’s previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively and reclassified $1,756,000 and $2,975,000 during 2016 and 2015, respectively, which increased net cash provided by operating activities and net cash used in financing activities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company will adopt ASU 2014-09 on January 1, 2018 with a cumulative adjustment that will decrease retained earnings by approximately $10,000,000 rather than restating previously reported results.  The cumulative adjustment will primarily relate to recognition of revenue on certain contract manufacturing activities, primarily construction of new pressure pumping units in the Company’s distribution and services segment.  The Company currently recognizes revenue on manufacturing and assembly projects on a percentage of completion method using measurements of progress towards completion appropriate for the work performed.  Upon the adoption of ASU 2014-09, the Company will recognize the revenues on contract manufacturing activities upon shipment and transfer of control versus the percentage of completion method.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2018 interest expense by $715,000 based on balances outstanding at December 31, 2017, and would change the fair value of the Company’s debt by less than 1%.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 104).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of December 31, 2017, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2017, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 excluded the internal control over financial reporting of S&S, which was acquired on September 13, 2017.  S&S represents $901 million of the Company’s total consolidated assets and $232 million of the Company’s total consolidated revenues as of and for the year ended December 31, 2017.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2017, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Houston, Texas

February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Kirby Corporation and consolidated subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Stewart & Stevenson during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Stewart & Stevenson’s internal control over financial reporting associated with total assets of $901 million and total revenues of $232 million included in the Company’s consolidated financial statements as of and for the year ended December 31, 2017.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Stewart & Stevenson.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Houston, Texas

February 26, 2018

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,102	$5,634
Accounts receivable:
Trade — less allowance for doubtful accounts of $8,930 ($7,240 in 2016)	452,222	297,177
Other	106,231	95,327
Inventories — at lower of average cost or market	315,729	185,402
Prepaid expenses and other current assets	62,798	49,411
Total current assets	957,082	632,951

Property and equipment:
Marine transportation equipment	3,941,379	4,071,972
Land, buildings and equipment	419,503	256,925
	4,360,882	4,328,897
Accumulated depreciation	1,401,617	1,407,523
Property and equipment — net	2,959,265	2,921,374
Investment in affiliates	1,890	2,622
Goodwill	935,135	598,131
Other intangibles, net	232,808	87,306
Other assets	41,247	47,511
Total assets	$5,127,427	$4,289,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$3	$—
Income taxes payable	191	3,288
Accounts payable	222,005	134,571
Accrued liabilities:
Interest	6,099	5,397
Insurance premiums and claims	108,651	123,371
Employee compensation	45,193	26,916
Taxes — other than on income	22,791	15,481
Other	27,026	13,313
Deferred revenues	48,347	36,001
Total current liabilities	480,306	358,338
Long-term debt — less current portion	992,403	722,802
Deferred income taxes	468,451	705,453
Other long-term liabilities	72,044	90,435
Total long-term liabilities	1,532,898	1,518,690

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 in 2017 and 59,776,000 in 2016	6,547	5,978
Additional paid-in capital	802,961	432,459
Accumulated other comprehensive income — net	(32,405)	(51,007)
Retained earnings	2,646,937	2,342,236
Treasury stock — at cost, 5,783,000 shares in 2017 and 5,921,000 shares in 2016	(313,220)	(320,348)
Total Kirby stockholders’ equity	3,110,820	2,409,318
Noncontrolling interests	3,403	3,549
Total equity	3,114,223	2,412,867
Total liabilities and equity	$5,127,427	$4,289,895

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,324,106	$1,471,893	$1,663,090
Distribution and services	890,312	298,780	484,442
Total revenues	2,214,418	1,770,673	2,147,532

Costs and expenses:
Costs of sales and operating expenses	1,557,564	1,126,952	1,362,366
Selling, general and administrative	220,364	174,752	193,237
Taxes, other than on income	29,163	22,730	20,699
Depreciation and amortization	202,881	200,917	192,240
Impairment of long-lived assets	105,712	—	—
Loss (gain) on disposition of assets	4,487	127	(1,672)
Total costs and expenses	2,120,171	1,525,478	1,766,870
Operating income	94,247	245,195	380,662
Equity in earnings of affiliates	291	532	451
Other expense	(52)	(291)	(663)
Interest expense	(21,472)	(17,690)	(18,738)
Earnings before taxes on income	73,014	227,746	361,712
Benefit (provision) for taxes on income	240,889	(84,942)	(133,742)

Net earnings	313,903	142,804	227,970
Less: Net earnings attributable to noncontrolling interests	(716)	(1,398)	(1,286)
Net earnings attributable to Kirby	$313,187	$141,406	$226,684

Net earnings per share attributable to Kirby common stockholders:
Basic	$5.62	$2.63	$4.12
Diluted	$5.62	$2.62	$4.11

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	($ in thousands)

Net earnings	$313,903	$142,804	$227,970
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	18,748	(6,321)	16,322
Foreign currency translation adjustments	(146)	—	29
Total other comprehensive income (loss), net of taxes	18,602	(6,321)	16,351

Total comprehensive income, net of taxes	332,505	136,483	244,321
Net earnings attributable to noncontrolling interests	(716)	(1,398)	(1,286)
Comprehensive income attributable to Kirby	$331,789	$135,085	$243,035

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	($ in thousands)
Cash flows from operating activities:
Net earnings	$313,903	$142,804	$227,970
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	202,881	200,917	192,240
Provision (credit) for doubtful accounts	224	(467)	1,426
Provision (benefit) for deferred income taxes	(256,263)	51,296	62,755
Loss (gain) on disposition of assets	4,487	127	(1,672)
Equity in earnings of affiliates, net of distributions and contributions	732	(532)	449
Impairment of long-lived assets	105,712	—	—
Amortization of unearned share-based compensation	11,460	11,675	11,104
Amortization of major maintenance costs	21,207	19,869	22,126
Amortization of debt issuance costs	986	801	1,377
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(60,405)	(12,750)	129,908
Inventory	19,673	3,182	(7,320)
Other assets	(17,049)	(30,853)	(15,551)
Income taxes payable	(11,823)	15,413	477
Accounts payable	20,758	(1,739)	(81,808)
Accrued and other liabilities	(3,105)	16,051	(19,201)
Net cash provided by operating activities	353,378	415,794	524,280

Cash flows from investing activities:
Capital expenditures	(177,222)	(231,066)	(345,475)
Acquisitions of businesses and marine equipment, net of cash acquired	(470,101)	(137,072)	(41,250)
Proceeds from disposition of assets	54,229	18,617	24,429
Net cash used in investing activities	(593,094)	(349,521)	(362,296)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	268,616	(52,848)	160,784
Payments on long-term debt	(13,721)	—	(100,000)
Return of investment to noncontrolling interests	(862)	(1,976)	(1,778)
Proceeds from exercise of stock options	3,039	321	3,712
Purchase of treasury stock	—	(1,827)	(241,105)
Payments related to tax withholding for share-based compensation	(2,881)	(1,756)	(2,975)
Acquisitions of noncontrolling interest	(7)	(8,438)	—
Excess tax benefit from equity compensation plans	—	—	964
Net cash provided by (used in) financing activities	254,184	(66,524)	(180,398)

Increase (decrease) in cash and cash equivalents	14,468	(251)	(18,414)
Cash and cash equivalents, beginning of year	5,634	5,885	24,299
Cash and cash equivalents, end of year	$20,102	$5,634	$5,885

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$21,663	$19,878	$20,586
Income taxes paid	$27,196	$18,162	$69,584
Capital expenditures included in accounts payable	$5,525	$(2,037)	$2,206
Non-cash investing activity:
Fair value of property transferred in acquisition	$—	$3,681	$—
Stock issued in acquisition	$366,554	$—	$—
Cash acquired in acquisition	$98	$—	$—
Debt assumed in acquisition	$13,724	$—	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	($ in thousands)
Common stock:
Balance at beginning of year	$5,978	$5,978	$5,978
Issuance of shares in acquisition	569	—	—
Balance at end of year	$6,547	$5,978	$5,978

Additional paid-in capital:
Balance at beginning of year	$432,459	$434,783	$428,475
Issuance of shares in acquisition	365,985	—	—
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	833	(755)	3,530
Tax benefit (expense) realized from equity compensation plans	—	(824)	964
Issuance of restricted stock, net of forfeitures	(7,770)	(10,218)	(9,290)
Amortization of unearned compensation	11,460	11,675	11,104
Acquisitions of noncontrolling interests	(6)	(2,202)	—
Balance at end of year	$802,961	$432,459	$434,783

Accumulated other comprehensive income:
Balance at beginning of year	$(51,007)	$(44,686)	$(61,037)
Other comprehensive income (loss), net of taxes	18,602	(6,321)	16,351
Balance at end of year	$(32,405)	$(51,007)	$(44,686)

Retained earnings:
Balance at beginning of year	$2,342,236	$2,200,830	$1,974,146
Cumulative effect of adoption of ASU 2016-09	(8,486)	—	—
Net earnings attributable to Kirby for the year	313,187	141,406	226,684
Balance at end of year	$2,646,937	$2,342,236	$2,200,830

Treasury stock:
Balance at beginning of year	$(320,348)	$(328,094)	$(93,526)
Purchase of treasury stock (35,000 in 2016 and 3,316,000 in 2015)	—	(1,827)	(241,105)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (138,000 in 2017, 170,000 in 2016 and 166,000 in 2015)	7,128	9,573	6,537
Balance at end of year	$(313,220)	$(320,348)	$(328,094)

Noncontrolling interests:
Balance at beginning of year	$3,549	$10,385	$10,877
Net earnings attributable to noncontrolling interests	716	1,398	1,286
Return of investment to noncontrolling interests	(862)	(1,976)	(1,778)
Acquisitions of noncontrolling interests	—	(6,258)	—
Balance at the end of year	$3,403	$3,549	$10,385

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2017 and 2016 were $153,661,000 and $84,453,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and distribution and services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2017 and 2016 were $66,588,000 and $88,182,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily trade accounts receivables. The Company’s marine transportation customers include the major oil refining and petrochemical companies. The distribution and services customers are oilfield service companies, oil and gas operators and producers, on-highway transportation companies, marine transportation companies, commercial fishing companies, construction companies, mining companies, power generation companies, and the United States government. The Company regularly reviews its accounts and estimates the amount of uncollectible receivables each period and establishes an allowance for uncollectible amounts. The amount of the allowance is based on the age of unpaid amounts, information about the current financial strength of customers, and other relevant information. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known.

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

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of major maintenance costs of $21,207,000, $19,869,000 and $22,126,000 for the years ended December 31, 2017, 2016 and 2015, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $1,731,000, $2,974,000 and $3,026,000 for the years ending December 31, 2017, 2016 and 2015, respectively.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2017 and 2016. For 2017 and 2016, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate. The gross carrying value of goodwill at December 31, 2017 and 2016 was $947,502,000 and $615,598,000, respectively, and accumulated amortization at December 31, 2017 and 2016 was $15,566,000. Accumulated impairment losses were $1,901,000 at December 31, 2017 and 2016.

Net goodwill for the marine transportation segment was $387,504,000 and $382,227,000 at December 31, 2017 and 2016, respectively. The increase in net goodwill for the marine transportation segment for 2017 was due to the purchase of a barge fleeting and marine fueling operation, as well as San Jac Marine, LLC (“San Jac”), which are more fully described in Note 2, Acquisitions. Net goodwill for the distribution and services segment was $547,631,000 and $215,904,000 at December 31, 2017 and 2016, respectively. The increase in net goodwill for the distribution and services segment was due to the acquisition of Stewart & Stevenson LLC (“S&S”) in 2017, also more fully described in Note 2, Acquisitions.

Other Intangibles. Other intangibles include assets for customer contracts and relationships, distributorship and dealership agreements, trade names and noncompete agreements and liabilities for unfavorable leases. As of December 31, 2017 and 2016, the gross carrying amounts of other intangible assets were $315,983,000 and $158,634,000, respectively, and the accumulated amortization was $83,175,000 and $71,328,000, respectively, resulting in net carrying amounts of $232,808,000 and $87,306,000, respectively.  As of December 31, 2017 and 2016, the gross carrying amounts of other intangible liabilities were $7,437,000 and $5,759,000, respectively, and the accumulated amortization was $4,751,000 and $3,949,000, respectively, resulting in net carrying amounts of $2,686,000 and $1,810,000, respectively.

The costs of intangible assets and liabilities are amortized to expense in a systematic and rational manner over their estimated useful lives.

For the years ended December 31, 2017, 2016 and 2015, the amortization expense for intangibles was $11,296,000, $8,467,000 and $8,526,000, respectively.  Estimated amortization expense for amortizable intangible assets and liabilities for the next five years (2018 – 2022) is approximately $17,760,000, $17,395,000, $17,617,000, $17,171,000 and $16,971,000, respectively.  As of December 31, 2017, the weighted average amortization period for intangible assets and liabilities was approximately 15 years.

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

Distribution products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices and that do not include right of return or significant post-delivery performance obligations. Parts sales are recognized when title passes upon shipment to customers or when customer-specific acceptance requirements are met. Service revenue is recognized as the service is provided. Revenue from rental agreements is recognized on a straight-line basis over the rental period. Distribution and services manufacturing and assembly projects revenue is reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for 2017, 2016 and 2015 were $26,195,000, $23,085,000 and $23,737,000, respectively.

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

Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the recent federal tax reform legislation.  ASU 2018-02 eliminates the stranded tax effects resulting from the recent federal tax reform legislation and will improve the usefulness of information reported to financial statement users.  The amendments in ASU 2018-02 will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the recent federal tax reform legislation is recognized.  ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in any interim period, for which financial statements have not yet been made available for issuance.  The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets. The Company will adopt the provisions of ASU 2017-07 on January 1, 2018 and the Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) to create consistency in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the provisions of ASU 2016-15 on January 1, 2018 and the Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company recognized a cumulative effect adjustment of $8,486,000 to retained earnings on a modified retrospective basis as of January 1, 2017 and will apply the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after January 1, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company will elect to account for forfeitures when they occur. Also, the standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity, which differs from the Company’s previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively and reclassified $1,756,000 and $2,975,000 during 2016 and 2015, respectively, which increased net cash provided by operating activities and net cash used in financing activities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company will adopt ASU 2014-09 on January 1, 2018 with a cumulative adjustment that will decrease retained earnings by approximately $10,000,000 rather than restating previously reported results.  The cumulative adjustment will primarily relate to recognition of revenue on certain contract manufacturing activities, primarily construction of new pressure pumping units in the Company’s distribution and services segment.  The Company currently recognizes revenue on manufacturing and assembly projects on a percentage of completion method using measurements of progress towards completion appropriate for the work performed.  Upon the adoption of ASU 2014-09, the Company will recognize the revenues on contract manufacturing activities upon shipment and transfer of control versus the percentage of completion method.

(2) Acquisitions

On October 20, 2017, San Jac, a subsidiary of the Company, purchased certain assets of Sneed Shipbuilding, Inc. for $14,852,000 in cash including its Channelview, Texas shipyard. San Jac is a builder of marine vessels for both inland and offshore applications as well providing repair and maintenance services. The Company intends to build towboats at the shipyard and use the facilities for routine maintenance.

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

The total value of the transaction was $758,245,000, before post-closing adjustments and excluding transaction fees, consisting of cash consideration of $377,967,000, the assumption of $13,724,000 of debt and $366,554,000 through the issuance of 5,696,259 shares of Company common stock valued at $64.35 per share, the Company’s closing share price on September 13, 2017. On June 26, 2017, in advance of the purchase of S&S, the Company entered into an amendment of its revolving credit facility that increased the borrowing limit from $550,000,000 to $850,000,000 and extended the maturity date to June 26, 2022. The debt assumed consisted of $12,135,000 of term debt and $1,589,000 of short-term secured loans related to the Company’s South American operations.  The term debt was paid off without penalty in the 2017 fourth quarter.

S&S, headquartered in Houston, Texas with 42 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU, Detroit Diesel, EMD Power Products (“EMD”), Deutz and several other manufacturers. S&S’ principal customers are oilfield service companies, oil and gas operators and producers, and companies in the marine, mining, power generation, on-highway and other commercial and industrial applications.

The Company considers S&S to be a natural extension of the current distribution and services segment, expanding its geographic footprint and capabilities of the distribution and services business.

Total consideration transferred was as follows (in thousands):

Cash consideration paid	$377,967
Stock consideration through issuance of Company common stock	366,554
Fair value of consideration transferred	$744,521

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$98
Accounts receivable	97,891
Inventories	150,000
Prepaid expenses and other current assets	3,850
Property and equipment	141,885
Goodwill	331,728
Other assets	158,130
Total assets	$883,582

Liabilities:
Current portion of long-term debt	$1,501
Bank notes payable	1,589
Income taxes payable	850
Accounts payable	72,200
Accrued liabilities	31,803
Deferred revenues	18,806
Long-term debt	10,634
Other long-term liabilities	1,678
Total liabilities	$139,061
Net assets acquired	$744,521

The analysis of the S&S fair values is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. As additional information becomes known concerning the assets acquired and liabilities assumed, the Company may make adjustments to the opening balance sheet of S&S up to a one year period following the acquisition date.

As a result of the acquisition, the Company recorded $331,728,000 of goodwill and $155,722,000 of net intangibles. The net intangibles have a weighted average amortization period of approximately 16.8 years. The Company expects substantially all of the goodwill will be deductible for tax purposes. Acquisition related costs of $2,119,000, consisting primarily of legal, audit and other professional fees plus other expenses, were expensed as incurred to selling general and administrative expense in 2017.

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

During July 2017, the Company purchased four inland tank barges for $1,450,000 as well as a barge fleeting and marine fueling operation business in Freeport, Texas for $3,900,000. The Company had been leasing the barges prior to purchase.

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

Pro forma results of the acquisitions made in 2017 and 2016 have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(3) Impairment of Long-lived Assets

During the fourth quarter of 2017, the Company recorded a $105,712,000 non-cash pre-tax impairment charge.  The after-tax effect of the charge was $66,975,000 or $1.20 per share.   The impairment charge was to reduce certain vessels to a fair value of $12,550,000 as the Company decided to put certain older out-of-service vessels up for sale in its marine transportation segment in response to lower equipment utilization, pricing pressure and expensive ballast water treatment system installations required in the next few years on some of the coastal tank barges.    Retiring some of the older coastal marine vessels reduces the fleet’s age profile and improves the efficiency of the fleet.

The vessels that the Company has committed to dispose of include 12 out-of-service coastal tank barges, 21 inactive coastal tugboats and six inactive inland towboats. The tank barges will be scrapped or sold into international non-competing markets in 2018 and the tugboats and towboats will be sold or scrapped in domestic markets during 2018.   The fair market value of the vessels of $12,550,000 is presented in prepaid expenses and other current assets at December 31, 2017.

(4) Inventories

The following table presents the details of inventories as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Finished goods	$242,333	$178,740
Work in process	73,396	6,662
	$315,729	$185,402

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

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the years ended December 31, 2017 and 2016, there was no indication that the Company’s long-lived assets were impaired, and accordingly, measurement at fair value was not required.

(6) Long-Term Debt

Long-term debt at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Long-term debt, including current portion:
$850,000,000 revolving credit facility due June 26, 2022	$495,845	$225,986
$150,000,000 senior notes Series A due February 27, 2020	150,000	150,000
$350,000,000 senior notes Series B due February 27, 2023	350,000	350,000
$10,000,000 credit line due June 30, 2019	—	—
Bank notes payable	3	—
	995,848	725,986
Unamortized debt issuance costs	(3,442)	(3,184)
	$992,406	$722,802

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2018	$3
2019	—
2020	150,000
2021	—
2022	495,845
Thereafter	350,000
$995,848

On June 26, 2017, the Company entered into an amendment of its Revolving Credit Facility with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that increased the borrowing limit from $550,000,000 to $850,000,000 and extended the maturity date to June 26, 2022.  In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and is currently 1.00% over the London Interbank Offered Rate (“LIBOR”) or equal to an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors. The commitment fee is currently 0.10%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions.  As of December 31, 2017, the Company was in compliance with all Revolving Credit Facility covenants and had $495,845,000 of debt outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2017 was $270,446,000, computing by averaging the daily balance, and the weighted average interest rate was 2.2%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $8,893,000 as of December 31, 2017.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2017, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as December 31, 2017. Outstanding letters of credit under the Credit Line were $1,117,000 as of December 31, 2017.

On September 13, 2017, as a result of the S&S acquisition, the Company assumed $12,135,000 of term debt which was paid off without penalty in the 2017 fourth quarter.

The Company also had $3,000 of short-term secured loans outstanding, as of December 31, 2017, related to its South American operations.

The estimated fair value of total debt outstanding at December 31, 2017 and 2016 was $984,017,000 and $715,330,000, respectively, which differs from the carrying amount of $992,406,000 and $722,802,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.

(7) Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Earnings (loss) before taxes on income:
United States	$74,267	$227,746	$361,712
Foreign	(1,253)	—	—
	$73,014	$227,746	$361,712

Provision (benefit) for taxes on income:
U.S. Federal:
Current	$11,143	$28,919	$64,707
Deferred	(258,703)	49,685	59,582
	$(247,560)	$78,604	$124,289
U.S. State:
Current	$3,861	$4,727	$6,280
Deferred	2,280	1,611	3,173
	$6,141	$6,338	$9,453
Foreign:
Current	$370	$—	$—
Deferred	160	—	—
	$530	$—	$—
Consolidated:
Current	$15,374	$33,646	$70,987
Deferred	(256,263)	51,296	62,755
	$(240,889)	$84,942	$133,742

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), was signed into law with the primary provisions impacting the Company being the reduction of the U.S. corporate income tax rate from 35% to 21% and an increase in bonus tax deprecation for certain assets through 2026.  As a result of the Act, the Company recognized a one-time deferred tax benefit of $269,472,000 in the 2017 fourth quarter due to the remeasurement of the Company’s U.S. deferred tax assets and liabilities based on the 21% corporate tax rate.

The Company regards these amounts as provisional amounts as they are based on reasonable estimates of temporary difference changes in 2017 and the Company’s state tax apportionment ratios.  The Company expects to adjust these provisional amounts as the Company prepares its 2017 federal and state tax returns.  The Company will complete its analysis of the income tax effects of the Act before the end of the measurement period on December 21, 2018.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2017, 2016 and 2015 due to the following:

	2017	2016	2015
United States income tax statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	0.9	1.8	1.7
Change due to U.S. tax reform	(369.0)	—	—
Other – net	3.2	0.5	0.3
	(329.9)%	37.3%	37.0%

The tax effects of temporary differences that give rise to significant portions of the non-current deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Non-current deferred tax assets and liabilities:
Deferred tax assets:
Compensated absences	$432	$739
Allowance for doubtful accounts	1,875	2,534
Postretirement health care benefits	1,190	2,234
Insurance accruals	4,599	9,128
Deferred compensation	1,849	11,124
Unrealized loss on defined benefit plans	11,097	28,832
Operating loss carryforwards	15,540	7,846
Pension benefits	549	—
Other	18,474	25,735
	55,605	88,172
Valuation allowances	(15,308)	(7,417)
	40,297	80,755
Deferred tax liabilities:
Property	(428,947)	(654,751)
Deferred state taxes	(58,366)	(54,812)
Pension benefits	—	(2,799)
Goodwill and other intangibles	(9,015)	(51,551)
Other	(12,420)	(22,295)
	(508,748)	(786,208)
	$(468,451)	$(705,453)

The Company has determined that it is more likely than not that all federal deferred tax assets at December 31, 2017 will be realized, including its operating loss carryforwards of $232,000 that expire in various amounts through 2030.

The valuation allowance for state deferred tax assets as of December 31, 2017 and 2016 was $9,289,000 and $7,417,000, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized. Expiration of these state net operating loss carryforwards vary by state through 2037 and none will expire in fiscal 2018.

As of December 31, 2017, the Company had a gross Canadian net operating loss carryforward of $6,019,000 which expires in 2038. A full valuation allowance has been provided for this asset.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2014 through 2016 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2011 through 2016 tax years.

As of December 31, 2017, the Company has provided a liability of $2,462,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1,947,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2018 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$2,019	$1,958	$1,171
Additions based on tax positions related to the current year	403	187	339
Additions for tax positions of prior years	273	867	785
Reductions for tax positions of prior years	(908)	(441)	(337)
Settlements	—	(552)	—
Balance at end of year	$1,787	$2,019	$1,958

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net expense of $120,000, $88,000 and $216,000 in interest and penalties for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had $675,000, $554,000 and $522,000 of accrued liabilities for the payment of interest and penalties at December 31, 2017, 2016 and 2015, respectively.

(8) Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 12 years expiring at various dates through 2023. Lease agreements for towing vessels chartered by the Company have terms from 30 days to ten years expiring at various dates through 2027; however, approximately 75% of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Rental expense:
Marine equipment — barges	$11,550	$13,791	$14,092
Marine equipment — towing vessels	116,690	137,609	143,067
Other buildings and equipment	15,915	11,182	9,383
Rental expense	$144,155	$162,582	$166,542

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2017 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	And Equipment	Barges	Towing Vessels	Total
2018	$18,888	$8,711	$59,185	$86,784
2019	15,153	4,573	8,727	28,453
2020	12,432	3,806	2,578	18,816
2021	11,384	1,567	2,578	15,529
2022	9,436	1,567	2,578	13,581
Thereafter	73,382	896	12,889	87,167
	$140,675	$21,120	$88,535	$250,330

(9) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Compensation cost	$11,460	$11,675	$11,104
Income tax benefit	$4,333	$4,378	$4,120

The Company has an employee stock award plan for selected officers and other key employees which provide for the issuance of stock options, restricted stock and performance awards. The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At December 31, 2017, 1,805,296 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2017, 2016 and 2015:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2014	322,956	$69.95
Granted	114,894	$74.99
Canceled or expired	(7,418)	$86.28
Outstanding at December 31, 2015	430,432	$71.01
Granted	186,706	$53.50
Canceled or expired	(16,017)	$80.17
Outstanding at December 31, 2016	601,121	$65.33
Granted	123,141	$68.46
Exercised	(36,616)	$47.95
Canceled or expired	(32,991)	$74.07
Outstanding at December 31, 2017	654,655	$66.45

Under the employee plan, stock options exercisable were 380,608, 321,942 and 239,518 at December 31, 2017, 2016 and 2015, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$46.74 – $51.23	197,776	3.8	$50.02		100,806	$48.86
$64.65 – $74.99	394,704	4.0	$69.68		217,627	$70.25
$93.64 – $96.85	33,987	3.1	$94.31		33,987	$94.31
$101.46 – $104.37	28,188	3.2	$102.88		28,188	$102.88
$46.74 – $104.37	654,655	3.8	$66.45	$3,455,000	380,608	$69.15	$1,883,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2017, 2016 and 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	321,453	$71.04
Granted	122,740	$75.04
Vested	(113,958)	$60.73
Forfeited	(18,508)	$82.00
Nonvested balance at December 31, 2015	311,727	$75.73
Granted	190,610	$53.56
Vested	(105,109)	$69.93
Forfeited	(19,573)	$76.06
Nonvested balance at December 31, 2016	377,655	$66.14
Granted	127,255	$68.50
Vested	(105,600)	$68.91
Forfeited	(35,189)	$69.45
Nonvested balance at December 31, 2017	364,121	$65.84

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31 2017, 510,071 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2017, 2016, and 2015:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2014	298,334	$60.01
Exercised	(77,905)	$47.65
Outstanding at December 31, 2015	220,429	$64.37
Exercised	(9,000)	$35.72
Canceled or expired	(6,000)	$99.52
Outstanding at December 31, 2016	205,429	$64.60
Granted	3,188	$70.65
Exercised	(39,000)	$46.23
Canceled or expired	(12,000)	$87.35
Outstanding at December 31, 2017	157,617	$67.54

Under the director plan, options exercisable were 156,820, 205,429 and 220,429 at December 31, 2017, 2016 and 2015, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	1.3	$29.60		6,000	$29.60
$41.24 – $56.45	53,276	2.4	$52.77		53,276	$52.77
$61.89 – $62.48	35,153	4.5	$62.31		35,153	$62.31
$70.65 – $99.52	63,188	6.0	$86.50		62,391	$86.71
$29.60 – $99.52	157,617	4.3	$67.54	$1,128,000	156,820	$67.52	$1,128,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2017, 2016 and 2015:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2014	292	$99.52
Granted	20,350	$78.52
Vested	(18,851)	$79.77
Nonvested balance at December 31, 2015	1,791	$68.73
Granted	23,074	$64.89
Vested	(24,518)	$65.17
Nonvested balance at December 31, 2016	347	$64.89
Granted	21,198	$70.65
Vested	(21,226)	$70.56
Nonvested balance at December 31, 2017	319	$70.65

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,671,000, $266,000 and $2,555,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $632,000, $100,000 and $948,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,485,000, $6,928,000 and $10,270,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,208,000, $2,598,000 and $3,810,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $3,092,000 of unrecognized compensation cost related to nonvested stock options and $16,947,000 related to restricted stock. The stock options are expected to be recognized over a weighted average period of approximately 1.3 years and restricted stock over approximately 3.0 years. The total fair value of stock options vested was $2,530,000, $2,495,000 and $2,180,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of the restricted stock vested was $8,485,000, $6,928,000 and $10,270,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $20.72, $17.30 and $25.18, respectively. The fair value of the stock options granted during the years ended December 31, 2017, 2016 and 2015 was $2,617,000, $3,231,000 and $2,893,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Dividend yield	None	None	None
Average risk-free interest rate	2.0%	1.5%	1.3%
Stock price volatility	27%	30%	33%
Estimated option term	Six years	Six years	Six years

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

The fair value of plan assets was $294,995,000 and $257,517,000 at December 31, 2017 and 2016 respectively. As of December 31, 2017 and 2016, these assets were allocated among asset categories as follows:

Asset Category	2017	2016	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	51%	51%	30% — 50%— 70%
International equity securities	21%	19%	0% — 20%— 30%
Debt securities	28%	30%	15% — 30%— 55%
Cash and cash equivalents	—%	—%	0% — 0%— 5%
	100%	100%

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.0% in 2017 and 2016. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 91% of the pension plan’s ABO at December 31, 2017.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$337,176	$297,325	$1,457	$1,526	$675	$891
Service cost	10,677	13,402	—	—	—	—
Interest cost	13,729	14,123	58	65	27	29
Actuarial loss (gain)	34,563	19,120	42	12	52	(198)
Curtailments	(33,433)	—	—	—	—	—
Gross benefits paid	(7,718)	(6,794)	(145)	(146)	(75)	(47)
Benefit obligation at end of year	$354,994	$337,176	$1,412	$1,457	$679	$675

Accumulated benefit obligation at end of year	$324,904	$272,591	$1,412	$1,457	$679	$675

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate	3.7%	4.2%	3.7%	4.2%	3.7%	4.2%
Rate of compensation increase	Service-based table	Service- based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.0%	7.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2022	2021

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$75	$74
Decrease	—	—	—	—	(65)	(64)

Change in plan assets
Fair value of plan assets at beginning of year	$257,517	$243,588	$—	$—	$—	$—
Actual return on plan assets	45,196	20,723	—	—	—	—
Employer contribution	—	—	145	146	75	47
Gross benefits paid	(7,718)	(6,794)	(145)	(146)	(75)	(47)
Fair value of plan assets at end of year	$294,995	$257,517	$—	$—	$—	$—

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2017 and 2016 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2017	2016	2017	2016	2017	2016
Funded status at end of year
Fair value of plan assets	$294,995	$257,517	$—	$—	$—	$—
Benefit obligations	(354,994)	(337,176)	(1,412)	(1,457)	(679)	(675)
Funded status and amount recognized at end of year	$(59,999)	$(79,659)	$(1,412)	$(1,457)	$(679)	$(675)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$—	$—	$—	$—	$—
Current liability	—	—	(159)	(150)	(54)	(56)
Long-term liability	(59,999)	(79,659)	(1,253)	(1,307)	(625)	(619)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$57,387	$87,658	$508	$494	$(5,053)	$(5,773)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$57,387	$87,658	$508	$494	$(5,053)	$(5,773)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2017 and 2016 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2017	2016	2017	2016
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$354,994	$337,176	$1,412	$1,457
Fair value of plan assets at end of year	294,995	257,517	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2017	2016	2017	2016
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$354,994	$337,176	$1,412	$1,457
Accumulated benefit obligation at end of year	324,904	272,591	1,412	1,457
Fair value of plan assets at end of year	294,995	257,517	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2017 and 2016 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2017	2016	2017	2016	2017	2016
Expected employer contributions
First year	$—	$—	$162	$153	$48	$50

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2017	2016	2017	2016	2017	2016
Expected benefit payments (gross)
Year one	$9,483	$8,032	$162	$153	$55	$58
Year two	10,131	8,835	159	157	56	58
Year three	10,818	9,646	156	155	58	58
Year four	11,608	10,400	152	151	58	58
Year five	12,377	11,201	149	148	46	57
Next five years	75,717	70,419	462	514	214	199

					Other Postretirement Benefits
	Pension Benefits				Postretirement
	Pension Plan		SERP		Welfare Plan
	2017	2016	2017	2016	2017	2016
Expected federal subsidy
Year one	$—	$—	$—	$—	$(7)	$(7)
Year two	—	—	—	—	(6)	(7)
Year three	—	—	—	—	(6)	(7)
Year four	—	—	—	—	(6)	(7)
Year five	—	—	—	—	(7)	(7)
Next five years	—	—	—	—	(30)	(33)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$10,677	$13,402	$14,683	$—	$—	$—
Interest cost	13,729	14,123	13,302	58	65	64
Expected return on plan assets	(18,195)	(16,805)	(17,921)	—	—	—
Amortization:
Actuarial loss	4,400	5,484	7,728	28	26	28
Prior service credit	—	—	—	—	—	—
Net periodic benefit cost	10,611	16,204	17,792	86	91	92

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	7,562	15,203	(19,127)	42	12	(30)
Recognition of actuarial loss	(37,833)	(5,484)	(7,728)	(28)	(26)	(28)
Recognition of prior service credit	—	—	—	—	—	—
Total recognized in other comprehensive income	(30,271)	9,719	(26,855)	14	(14)	(58)

Total recognized in net periodic benefit cost and other comprehensive income	$(19,660)	$25,923	$(9,063)	$100	$77	$34
Weighted average assumptions used to determine net periodic benefit cost
Discount rate (1)	4.2/4.0%	4.5%	4.1%	4.2%	4.5%	4.1%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.5%	—	—	—
Rate of compensation increase	Service- based table	Service- based table	4.25%	—	—	—

(1)
The 2017 benefit cost for the pension plan was determined using a discount rate of 4.2% for the period beginning January 1, 2017 and ending April 11, 2017 and 4.0% for the period beginning April 12, 2017 and ending December 31, 2017.

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$2,820	$23
Prior service credit	—	—
	$2,820	$23

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2017	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	27	29	36
Amortization:
Actuarial gain	(668)	(747)	(793)
Prior service cost	—	—	—
Net periodic benefit cost	(641)	(718)	(757)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial gain	52	(198)	(322)
Recognition of actuarial gain	668	747	793
Recognition of prior service cost	—	—	—
Adjustment for actual Medicare Part D reimbursement	—	(3)	(3)
Total recognized in other comprehensive income	720	546	468

Total recognized in net periodic benefit cost and other comprehensive income	$79	$(172)	$(289)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.2%	4.5%	4.1%
Health care cost trend rate:
Initial rate	7.0%	6.5%	7.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2021	2019	2019

Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$3	$4	$5
Decrease	(3)	(3)	(4)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(596)
Prior service cost	—
$(596)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2018. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2017 and 2016, the Company made contributions of $896,000 and $877,000, respectively, to the SPT. The Company’s contributions to the SPT exceeded 5% of total contributions to the SPT in 2016. Total contributions for 2017 are not yet available. The Company did not pay any material surcharges in 2016 or 2017.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2016. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2017 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was not in endangered or critical status for the 2016 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2016, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain employees of its distribution and services segment in New Jersey and expires on October 8, 2023.  The Company began participation in the Central Pension Fund of the International Union of Operating Engineers and Participating Employers (“CPF”) with the S&S acquisition on September 13, 2017.

Contributions to the CPF are made currently based on a fixed hourly rate for each hour worked or paid basis (in some cases contributions are made as a percentage of gross pay) and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2017, the Company made contributions of $238,000 to the CPF.  Total contributions for the 2017 plan year are not yet available. The Company did not pay any material surcharges in 2017.

The federal identification number of the CPF is 36-6052390 and the Certified Zone Status is Green at January 31, 2017. The Company’s future minimum contribution requirements under the CPF are unavailable because actuarial reports for the 2017 plan year, which ended January 31, 2018, are not yet complete and such contributions are subject to negotiations between the employers and the unions. The CPF was not in endangered or critical status for the 2016 plan year, the latest period for which a report is available, as the funded status was 94%. Based on an actuarial valuation performed as of January 31, 2016, there would be no withdrawal liability if the Company chose to withdraw from the CPF although the Company currently has no intention of terminating its participation in the CPF.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $17,247,000, $18,213,000 and $24,077,000 in 2017, 2016 and 2015, respectively.

(11) Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017			2016			2015
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$3,760	$(1,417)	$2,343	$4,763	$(1,825)	$2,938	$6,963	$(2,667)	$4,296
Actuarial gains (losses)	25,776	(9,371)	16,405	(15,013)	5,754	(9,259)	19,482	(7,456)	12,026

Foreign currency translation adjustments	(146)	—	(146)	—	—	—	29	—	29

Total	$29,390	$(10,788)	$18,602	$(10,250)	$3,929	$(6,321)	$26,474	$(10,123)	$16,351

(a)	Actuarial gains (losses) are amortized into costs of sales and operating expenses or selling, general and administrative expenses as appropriate. (See Note 10 – Retirement Plans)

(12) Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	2017	2016	2015
Net earnings attributable to Kirby	$313,187	$141,406	$226,684
Undistributed earnings allocated to restricted shares	(2,213)	(999)	(1,345)
Income available to Kirby common stockholders — basic	310,974	140,407	225,339
Undistributed earnings allocated to restricted shares	2,213	999	1,345
Undistributed earnings reallocated to restricted shares	(2,211)	(997)	(1,343)
Income available to Kirby common stockholders — diluted	$310,976	$140,409	$225,341

Shares outstanding:
Weighted average common stock issued and outstanding	55,702	53,834	55,056
Weighted average unvested restricted stock	(394)	(380)	(327)
Weighted average common stock outstanding — basic	55,308	53,454	54,729
Dilutive effect of stock options	53	58	97
Weighted average common stock outstanding — diluted	55,361	53,512	54,826
Net earnings per share attributable to Kirby common stockholders:
Basic	$5.62	$2.63	$4.12

Diluted	$5.62	$2.62	$4.11

Certain outstanding options to purchase approximately 472,000, 240,000 and 227,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2017, 2016 and 2015, respectively, as such stock options would have been antidilutive.

(13) Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2017 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$491,705	$473,328	$541,274	$708,111
Costs and expenses	446,233	425,708	487,753	755,990
Gain (loss) on disposition of assets	99	(139)	(159)	(4,288)
Operating income (loss)	45,571	47,481	53,362	(52,167)
Other income (expense)	(116)	(1)	(113)	469
Interest expense	(4,457)	(4,465)	(5,388)	(7,162)
Earnings before taxes on income	40,998	43,015	47,861	(58,860)
Benefit (provision) for taxes on income	(13,353)	(17,043)	(19,072)	290,357
Net earnings	27,645	25,972	28,789	231,497
Less: Net earnings attributable to noncontrolling interests	(162)	(194)	(182)	(178)
Net earnings attributable to Kirby	$27,483	$25,778	$28,607	$231,319

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.51	$0.48	$0.52	$3.88
Diluted	$0.51	$0.48	$0.52	$3.87

The unaudited quarterly results for the year ended December 31, 2016 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$458,733	$441,582	$434,708	$435,650
Costs and expenses	393,399	374,868	378,400	378,684
Gain (loss) on disposition of assets	67	94	(122)	(166)
Operating income	65,401	66,808	56,186	56,800
Other income (expense)	135	179	(120)	47
Interest expense	(4,193)	(4,513)	(4,507)	(4,477)
Earnings before taxes on income	61,343	62,474	51,559	52,370
Provision for taxes on income	(22,859)	(23,365)	(19,206)	(19,512)
Net earnings	38,484	39,109	32,353	32,858
Less: Net earnings attributable to noncontrolling interests	(385)	(167)	(343)	(503)
Net earnings attributable to Kirby	$38,099	$38,942	$32,010	$32,355

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.71	$0.72	$0.59	$0.60
Diluted	$0.71	$0.72	$0.59	$0.60

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

In January 2015, the Company was named as a defendant in a Complaint filed in the U.S. District Court of the Southern District of Texas, USOR Site PRP Group vs. A&M Contractors, USES, Inc. et al. This is a civil action pursuant to the provisions of CERCLA and the Texas Solid Waste Disposal Act for recovery of past and future response costs incurred and to be incurred by the USOR Site PRP Group for response activities at the U.S. Oil Recovery Superfund Site. The property was a former sewage treatment plant owned by defendant City of Pasadena, Texas from approximately 1945 until it was acquired by U.S. Oil Recovery in January 2009. Throughout its operating life, the U.S. Oil Recovery facility portion of the USOR Site received and performed wastewater pretreatment of municipal and Industrial Class I and Class II wastewater, characteristically hazardous waste, used oil and oily sludges, and municipal solid waste. Associated operations were conducted at the MCC Recycling facility portion of the USOR Site after it was acquired by U.S. Oil Recovery from the City of Pasadena in January 2009. The EPA and the PRP Group entered into an Administrative Settlement Agreement and Order for Remedial Investigation Study (“Study”) in May 2015.  The Study has not been completed by EPA to date.  The Company filed responsive pleadings in this matter. Based on the nature of the involvement at the USOR Site, the Company believes its potential contribution is de minimis; however, the Study and further review of the Company’s activities at the Site remains ongoing.

On October 13, 2016, the Company, as a successor to Hollywood Marine, Inc., was issued a General Notice under CERCLA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (“Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the PRP Group Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the PRP Group Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the Site under CERCLA authority. The Company, as a successor to Hollywood Marine, Inc., joined the PRP Group Companies. The PRP Group Companies have submitted a draft Study work plan to EPA for their review and comment. Higman Marine, Inc. and affiliated companies (“Higman”) were named as a PRP in connection with its activities at the Site. Higman is not a participant in the PRP Group Companies.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”), ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. The Company is subject to potential claims from third parties as well as the provincial and federal government as a result of the incident. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The customer base of the marine transportation segment includes major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2017, approximately 75% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to five years, some with renewal options. During 2017, approximately 80% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% of the Company’s revenues in 2017, 2016 and 2015.

 Major customers of the distribution and services segment include oilfield service companies, oil and gas operators and producers, inland and offshore barge operators, offshore fishing companies, on-highway transportation companies, mining companies, construction companies, the United States government, and power generation, nuclear and industrial companies.

United has maintained continuous exclusive distribution rights for MTU and Allison Transmission products since 1946. United is one of MTU’s top five distributors of MTU off-highway engines in North America with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison Transmission products, United has distribution rights in Oklahoma, Arkansas and Louisiana. Finally, United is also the distributor for parts service and warranty on Daimler Truck North America (DTNA) engines and related equipment in Oklahoma, Arkansas and Louisiana.

S&S is also one of MTU’s top five distributors for off-highway engines with exclusive distribution rights in multiple states.  S&S also has authorized exclusive distribution rights for Allison Transmission, Detroit Diesel, Deutz, DTNA, EMD, Rolls Royce Power and Volvo Penta diesel engines in multiple key growth states, primarily through the central, south and eastern parts of the United States and strategically located near major oil and gas fields, marine waterways and on-highway transportation routes.  In addition, S&S has long-term relationships with numerous smaller suppliers including Donaldson, Freightliner, Generac and John Deere.

Kirby Engine Systems, through Marine Systems and Engine Systems, operates as an authorized EMD distributor throughout the United States. Engine Systems is also the authorized EMD distributor for nuclear power applications worldwide.  The relationship with EMD has been maintained for 52 years. The segment also operates factory-authorized full service marine distributorship/dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Falk, Lufkin and Twin Disc marine gears, as well as an authorized marine dealer for Caterpillar diesel engine in multiple states.

The results of the distribution and services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the distribution and services segment accounted for 10% of the Company’s revenues in 2017, 2016 and 2015.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $21,554,000 at December 31, 2017, including $10,238,000 in letters of credit and $11,316,000 in performance bonds. All of these instruments have an expiration date within four years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15) Segment Data

The Company’s operations are aggregated into two reportable business segments as follows:

Marine Transportation — Provide marine transportation principally by United States flag vessels of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, in Alaska and Hawaii and, to a lesser extent, in United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products and agricultural chemicals.

Distribution and Services — Provides after-market services and parts for engines, transmissions, reduction gears and related equipment used in oilfield service, marine, power generation, mining, on-highway, and other industrial applications.  The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $20,717,000, $24,672,000 and $26,203,000 in 2017, 2016 and 2015, respectively, as well as the related intersegment profit of $2,072,000, $2,467,000 and $2,620,000 in 2017, 2016 and 2015, respectively, have been eliminated from the tables below.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Revenues:
Marine transportation	$1,324,106	$1,471,893	$1,663,090
Distribution and services	890,312	298,780	484,442
	$2,214,418	$1,770,673	$2,147,532
Segment profit (loss):
Marine transportation	$136,011	$257,102	$374,842
Distribution and services	86,585	3,186	18,921
Other	(149,582)	(32,542)	(32,051)
	$73,014	$227,746	$361,712
Total assets:
Marine transportation	$3,485,099	$3,613,951	$3,444,785
Distribution and services	1,567,085	623,268	632,764
Other	75,243	52,676	63,009
	$5,127,427	$4,289,895	$4,140,558
Depreciation and amortization:
Marine transportation	$178,898	$184,291	$175,798
Distribution and services	20,387	12,833	12,498
Other	3,596	3,793	3,944
	$202,881	$200,917	$192,240
Capital expenditures:
Marine transportation	$165,421	$217,423	$311,862
Distribution and services	5,086	5,915	28,907
Other	6,715	7,728	4,706
	$177,222	$231,066	$345,475

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
General corporate expenses	$(18,150)	$(14,966)	$(14,773)
Interest expense	(21,472)	(17,690)	(18,738)
Impairment of long-lived assets	(105,712)	—	—
Gain (loss) on disposition of assets	(4,487)	(127)	1,672
Other income (expense)	239	241	(212)
	$(149,582)	$(32,542)	$(32,051)

The following table presents the details of “Other” total assets as of December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
General corporate assets	$73,353	$50,054	$60,919
Investment in affiliates	1,890	2,622	2,090
	$75,243	$52,676	$63,009

(16) Related Party Transactions

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company primarily for customer entertainment. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities.  The Company paid The Hollywood Camp $3,634,000 in 2017, $3,143,000 in 2016 and $2,830,000 in 2015 for its share of facility expenses.

The Company is a 50% owner of Bolivar Terminal Co., Inc. (“Bolivar”), a company that provides barge fleeting services (temporary barge storage facilities) in the Houston, Texas area. The Company paid Bolivar $581,000 in 2017, $1,314,000 in 2016 and $895,000 in 2015 for barge fleeting services. Such services were in the ordinary course of business of the Company.

The husband of Amy D. Husted, Vice President and General Counsel of the Company, is a partner in the law firm of Strasburger & Price, LLP. The Company paid the law firm $830,000 in 2017, $779,000 in 2016 and $596,000 in 2015 for legal services in connection with matters in the ordinary course of business of the Company.

(17) Subsequent Events

On February 14, 2018, the Company purchased Higman for approximately $419,692,000 in cash, subject to certain post-closing adjustments.  Higman’s fleet consisted of 159 inland tank barges, of which two are under construction to be delivered in May 2018 and October 2018, with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway.

On February 12, 2018, the Company issued $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”). The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman.  The remaining net proceeds of the sale of the 2028 Notes will be used for general corporate purposes, including working capital, the repayment of indebtedness and future acquisitions. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which will be $11,550,000.  The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2017 and 2016.

Consolidated Statements of Earnings, for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows, for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements, for the years ended December 31, 2017, 2016 and 2015.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number	Description of Exhibit

2.1
— Purchase and Sale Agreement, dated as of June 13, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 15, 2017).

2.2
— Amendment No. 1 to Purchase and Sale Agreement, dated as of June 26, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017).

2.3
— Amendment No. 2 to Purchase and Sale Agreement, dated as of August 11, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2017).

2.4
— Amendment No. 3 to Purchase and Sale Agreement, dated as of September 13, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 14, 2017).

2.5*	— Securities Purchase Agreement among Kirby Corporation, Higman Marine, Inc. and the parties named therein dated February 4, 2018. (The exhibits and schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will supplementally furnish copies of the omitted exhibits and schedules to the Commission upon request.)

3.1
— Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.2	— Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

4.1	Long-term debt instruments are omitted pursuant to Item 601(b)(4) of Regulation S-K. The Company will furnish copies of such instruments to the Commission upon request.

10.1
— Credit Agreement dated as of April 30, 2015 among Kirby Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2015).

10.2	— First Amendment to Credit Agreement dated as of June 26, 2017 among Kirby Corporation, JP Morgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2017).

10. 3†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4†	— Annual Incentive Plan Guidelines for 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.5†*	— Annual Incentive Plan Guidelines for 2018.

10.6†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.7†*	— 2005 Stock and Incentive Plan.

10.8	— Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Dated: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 26, 2018
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer,	February 26, 2018
David W. Grzebinski	Chief Financial Officer and Director
(Principal Executive Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 26, 2018
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 26, 2018
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 26, 2018
Richard J. Alario

/s/ BARRY E. DAVIS	Director	February 26, 2018
Barry E. Davis

/s/ C. SEAN DAY	Director	February 26, 2018
C. Sean Day

/s/ MONTE J. MILLER	Director	February 26, 2018
Monte J. Miller

/s/ RICHARD R. STEWART	Director	February 26, 2018
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 26, 2018
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.5*	—	Securities Purchase Agreement among Kirby Corporation, Higman Marine, Inc. and the parties named therein dated February 4, 2018. (The exhibits and schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will supplementally furnish copies of the omitted exhibits and schedules to the Commission upon request.)

10.5†*	—	Annual Incentive Plan Guidelines for 2018.

10.7†*	—	2005 Stock and Incentive Plan

21.1*	—	Consolidated Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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