Form 10-Q
period 2018-03-31
KIRBY CORP
filed 2018-05-04
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 3, 2018 was 59,697,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
	($ in thousands)
Current assets:
Cash and cash equivalents	$7,010	$20,102
Accounts receivable:
Trade – less allowance for doubtful accounts	485,865	452,222
Other	110,640	106,231
Inventories – net	372,182	315,729
Prepaid expenses and other current assets	80,957	62,798

Total current assets	1,056,654	957,082

Property and equipment	4,860,841	4,360,882
Less accumulated depreciation	(1,416,973)	(1,401,617)

Property and equipment – net	3,443,868	2,959,265

Goodwill	935,755	935,135
Other intangibles – net	228,015	232,808
Other assets	50,208	43,137

Total assets	$5,714,500	$5,127,427

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2018	December 31, 2017
	($ in thousands)
Current liabilities:
Bank notes payable	$27	$3
Income taxes payable	1,936	191
Accounts payable	251,916	222,005
Accrued liabilities	196,063	209,760
Deferred revenues	81,216	48,347

Total current liabilities	531,158	480,306

Long-term debt – less current portion	1,423,267	992,403
Deferred income taxes	517,421	468,451
Other long-term liabilities	100,786	72,044

Total long-term liabilities	2,041,474	1,532,898

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	810,381	802,961
Accumulated other comprehensive income – net	(39,480)	(32,405)
Retained earnings	2,677,611	2,646,937
Treasury stock – at cost, 5,800,000 shares at March 31, 2018 and 5,783,000 at December 31, 2017	(316,564)	(313,220)
Total Kirby stockholders’ equity	3,138,495	3,110,820
Noncontrolling interests	3,373	3,403
Total equity	3,141,868	3,114,223

Total liabilities and equity	$5,714,500	$5,127,427

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2018	2017
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$340,403	$343,652
Distribution and services	401,285	148,053
Total revenues	741,688	491,705

Costs and expenses:
Costs of sales and operating expenses	553,317	344,799
Selling, general and administrative	76,796	46,142
Taxes, other than on income	8,535	6,649
Depreciation and amortization	54,218	48,170
Gain on disposition of assets	(1,898)	(99)
Total costs and expenses	690,968	445,661

Operating income	50,720	46,044
Other income (expense)	1,591	(589)
Interest expense	(9,780)	(4,457)

Earnings before taxes on income	42,531	40,998
Provision for taxes on income	(9,865)	(13,353)

Net earnings	32,666	27,645
Less: Net earnings attributable to noncontrolling interests	(195)	(162)

Net earnings attributable to Kirby	$32,471	$27,483

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.54	$0.51
Diluted	$0.54	$0.51

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	($ in thousands)

Net earnings	$32,666	$27,645
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	430	746
Foreign currency translation adjustments	420	—
Reclassification to retained earnings of stranded tax effects from tax reform	(7,925)	—
Total other comprehensive income (loss), net of taxes	(7,075)	746

Total comprehensive income, net of taxes	25,591	28,391
Net earnings attributable to noncontrolling interests	(195)	(162)

Comprehensive income attributable to Kirby	$25,396	$28,229

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
	($ in thousands)

Cash flows from operating activities:
Net earnings	$32,666	$27,645
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	54,218	48,170
Provision for deferred income taxes	8,846	8,562
Amortization of unearned share-based compensation	7,551	2,693
Amortization of major maintenance costs	4,893	5,034
Amortization of debt issuance costs	259	200
Other	(1,773)	1,038
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(87,926)	(8,140)
Net cash provided by operating activities	18,734	85,202

Cash flows from investing activities:
Capital expenditures	(40,961)	(45,765)
Acquisitions of businesses and marine equipment, net of cash acquired	(429,977)	—
Proceeds from disposition of assets	12,181	7,958
Net cash used in investing activities	(458,757)	(37,807)

Cash flows from financing activities:
Payments on bank credit facilities	(64,414)	(48,451)
Borrowings on long-term debt	499,295	—
Payment of debt issue costs	(4,251)	—
Proceeds from exercise of stock options	292	1,258
Payments related to tax withholding for share-based compensation	(3,766)	(2,873)
Other	(225)	(207)
Net cash provided by (used in) financing activities	426,931	(50,273)
Decrease in cash and cash equivalents	(13,092)	(2,878)

Cash and cash equivalents, beginning of year	20,102	5,634
Cash and cash equivalents, end of period	$7,010	$2,756

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$10,763	$8,856
Income taxes paid (refunded)	$(721)	$1,686
Capital expenditures included in accounts payable	$(5,448)	$(1,778)
Non-cash investing activity:
Cash acquired in acquisition	$2,313	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Kirby Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	ACCOUNTING STANDARDS ADOPTIONS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the recent federal tax reform legislation. ASU 2018-02 eliminates the stranded tax effects resulting from the recent federal tax reform legislation and will improve the usefulness of information reported to financial statement users. The amendments in ASU 2018-02 will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the recent federal tax reform legislation is recognized. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for which financial statements have not yet been made available for issuance. The Company elected to early adopt ASU 2018-02 in the 2018 first quarter, which resulted in the reclassification of $7,925,000 from accumulated other comprehensive income (loss) to retained earnings due to the change in the federal corporate tax rate.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets. The Company adopted ASU 2017-07 on January 1, 2018 and applied the standard retrospectively.  The other components of net benefit cost are shown in Note 13, Retirement Plans.  As a result of the adoption, for the three months ended March 31, 2017, the Company reclassified $473,000 from operating expense into non-operating expense in the condensed statement of earnings.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”) to create consistency in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 on January 1, 2018 and the adoption of the standard did not have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09” or “ASC 606”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance in United States Generally Accepted Accounting Principles and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  ASU 2014-09 permits the use of either the retrospective, modified retrospective or prospective with a cumulative catch-up approach. The Company adopted ASU 2014-09 on January 1, 2018 under the modified retrospective approach with a cumulative adjustment that decreased the opening balance of retained earnings by $9,722,000.  Prior period amounts were not adjusted and the prior period amounts continue to be reported under the accounting standards in effect for those periods.  The cumulative adjustment primarily relates to recognition of revenue on certain contract manufacturing activities, primarily construction of new pressure pumping units in the Company’s distribution and services segment.  The Company previously recognized revenue on manufacturing and assembly projects on a percentage of completion method using measurements of progress towards completion appropriate for the work performed.  Upon the adoption of ASU 2014-09, the Company recognizes the revenues on contract manufacturing activities upon shipment and transfer of control versus the percentage of completion method.

The following table summarizes the financial statement line items within the Company’s condensed consolidated financial statements impacted by ASU 2014-09 (in thousands):

	Three months ended March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change

Statements of earnings:
Distribution and services revenues	$401,285	$428,585	$(27,300)
Costs of sales and operating expenses	$553,317	$574,817	$(21,500)
Operating income	$50,720	$56,520	$(5,800)
Earnings before taxes on income	$42,531	$48,331	$(5,800)
Provision for taxes on income	$(9,865)	$(11,216)	$1,351
Net earnings attributable to Kirby	$32,471	$36,920	$(4,449)

Statements of comprehensive income:
Net earnings	$32,666	$37,115	$(4,449)
Comprehensive income attributable to Kirby	$25,396	$29,845	$(4,449)

Balance sheets:
Trade receivables	$485,865	$495,875	$(10,010)
Inventories	$372,182	$350,682	$21,500
Total assets	$5,714,500	$5,703,010	$11,490
Deferred revenues	$81,216	$63,926	$17,290
Deferred income taxes	$517,421	$518,772	$(1,351)
Retained earnings	$2,677,611	$2,682,060	$(4,449)
Total liabilities and equity	$5,714,500	$5,703,010	$11,490

Statements of cash flows:
Net earnings	$32,666	$37,115	$(4,449)
Provision for deferred income taxes	$8,846	$10,197	$(1,351)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	$(87,926)	$(76,436)	$(11,490)

(3)	REVENUES

The following table sets forth the Company’s revenues by major source for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Marine transportation segment:
Inland transportation	$252,355	$237,238
Coastal transportation	88,048	106,414
	$340,403	$343,652
Distribution and services segment:
Oil and gas	$274,491	$97,104
Commercial and industrial	126,794	50,949
	$401,285	$148,053

The Company’s revenue is measured based on consideration specified in its contracts with its customers.   The Company recognizes revenue as it satisfies performance obligations in its contracts which occur as the Company delivers a service over time to its customers, or transfers control over a part or product to its customer.

Marine Transportation Revenues.  The Company’s marine transportation segment utilizes contracts with its customers to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate.  The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period.  The performance of the service is invoiced as the transaction occurs and payment is required depending on each specific customer’s credit terms.

Distribution and Services Revenues.  Distribution products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices.  Parts sales are recognized when control transfers to the customer, generally when title passes upon shipment to customers.  Service revenue is recognized over time as the service is provided using measures of progress utilizing hours worked or costs incurred as a percentage of estimated hours or expected costs.  Revenue from rental agreements is recognized on a straight-line basis over the rental period.  The Company recognizes the revenues on contract manufacturing activities upon shipment and transfer of control to the customer.  The transactions in the distribution and services segment are typically invoiced as parts are shipped or upon the completion of the service job.  Contract manufacturing activities are generally invoiced upon shipment and the Company will often get deposits from its customers prior to starting work, or progress payments during the project depending on the credit worthiness of the customer and the size of the project.

Prior to the adoption of ASU 2014-09, distribution and services manufacturing and assembly projects revenue was reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.  Upon the adoption of ASU 2014-09 on January 1, 2018, the Company recognizes the revenues on contract manufacturing activities upon shipment and transfer of control versus the percentage of completion method.

Contract Assets and Liabilities.  Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied.  The amount of revenue recognized in the first quarter of 2018 that was included in the opening contract liability balance was $33,806,000.  The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet.   The Company expects to recognize revenue of $79,562,000 in the nine months ending December 31, 2018 and $1,654,000 in the 2019 year related to deferred revenue as of March 31, 2018.  The Company did not have any contract assets at March 31, 2018 or December 31, 2017.

Performance Obligations.  The Company applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

(4)	ACQUISITIONS

On March 15, 2018, the Company purchased two inland pressure tank barges from a competitor for $10,400,000 in cash.  The average age of the two tank barges was five years.

On February 14, 2018, the Company completed the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”) for $421,922,000 in cash, subject to certain post-closing adjustments. Higman’s fleet consisted of 163 inland tank barges, of which two are under construction and scheduled to be delivered in May 2018 and October 2018, with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. Financing of the acquisition was through the issuance of $500,000,000 of 4.2% senior unsecured notes due March 1, 2028. The notes were issued on February 12, 2018 in preparation for closing of the acquisition.

The Company considers Higman to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company’s inland based marine transportation business and lowering the average age of its inland tank barge and towboat fleet.

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$2,313
Accounts receivable	20,381
Prepaid expenses and other current assets	5,323
Property and equipment	496,114
Other assets	30
Total assets	$524,161

Liabilities:
Accounts payable	19,666
Accrued liabilities	3,498
Deferred income taxes	43,059
Other long-term liabilities	36,016
Total liabilities	$102,239
Net assets acquired	$421,922

The analysis of the Higman fair values is substantially complete but all fair values have not been finalized pending obtaining the information necessary to complete the analysis. As additional information becomes known concerning the assets acquired and liabilities assumed, the Company may make adjustments to the opening balance sheet of Higman up to a one year period following the acquisition date.

Acquisition related costs of $3,261,000, consisting primarily of legal, audit and other professional fees plus other expenses, were expensed as incurred to selling, general and administrative expense in the 2018 first quarter.

Pro forma results of the acquisitions made in the 2018 first quarter have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(5)	INVENTORIES

The following table presents the details of inventories as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017

Finished goods	$254,631	$242,333
Work in process	117,551	73,396
	$372,182	$315,729

(6)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at March 31, 2018 and December 31, 2017 was $1,410,192,000 and $984,017,000, respectively, which differs from the carrying amounts of $1,423,294,000 and $992,406,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the 2017 fourth quarter, the Company reduced certain vessels to fair value due to its decision to put certain older out-of-service vessels up for sale in its marine transportation segment.  The fair value of these vessels is $9,850,000 and $12,550,000 at March 31, 2018 and December 31, 2017, respectively, and is presented in prepaid expenses and other current assets.

(7)	LONG-TERM DEBT

On February 12, 2018, the Company issued $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) with U.S. Bank National Association, as trustee.  Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which will be $11,550,000. The Company received cash proceeds of $495,044,000, net of the original issue discount of $705,000 and debt issuance costs of $4,251,000.  The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman.  The remaining net proceeds of the sale of the 2028 Notes were used for the repayment of indebtedness on the Company’s bank credit facilities.

(8)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Compensation cost	$7,551	$2,693
Income tax benefit	$1,760	$881

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock awards and performance awards. On February 19, 2018, the employee stock award plan was amended to also allow for the granting of restricted stock units (“RSUs”) to selected officers and other key employees.   The amendment included a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement.  The vesting change resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meeting the service and age requirements.

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At March 31, 2018, 1,550,414 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2018:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2017	654,655	$66.45
Granted	115,797	$75.50
Exercised	(94,465)	$52.79
Outstanding at March 31, 2018	675,987	$69.91

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$51.23	126,140	4.8	$51.23		81,926	$51.23
$64.65 - $75.50	487,672	4.4	$71.14		270,208	$70.69
$93.64 - $96.85	33,987	2.8	$94.31		33,987	$94.31
$101.46 - $104.37	28,188	2.4	$102.88		28,188	$102.88
$51.23 - $104.37	675,987	4.4	$69.91	$6,080,000	414,309	$69.15	$3,799,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2018:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2017	364,121	$65.84
Vested	(113,215)	$69.26
Nonvested balance at March 31, 2018	250,906	$64.81

The following is a summary of RSU activity under the employee plan described above for the three months ended March 31, 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2017	—	$—
Granted	139,085	$75.50
Nonvested balance at March 31, 2018	139,085	$75.50

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2018, 510,071 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the three months ended March 31, 2018:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	157,617	$67.54
Exercised	(12,000)	$55.49
Outstanding at March 31, 2018	145,617	$68.53

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	1.1	$29.60		6,000	$29.60
$41.24 – $56.45	41,276	2.8	$51.98		41,276	$51.98
$61.89 – $62.48	35,153	4.3	$62.31		35,153	$62.31
$70.65 – $99.52	63,188	5.8	$86.50		63,188	$87.50
$29.60 – $99.52	145,617	4.4	$68.53	$1,903,000	145,617	$68.53	$1,903,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2018:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2017	319	$70.65
Vested	(319)	$70.65
Nonvested balance at March 31, 2018	—	$—

The total intrinsic value of all stock options exercised under all of the Company’s plans was $2,051,000 and $1,267,000 for the three months ended March 31, 2018 and 2017, respectively.  The actual tax benefit realized for tax deductions from stock option exercises was $478,000 and $414,000 for the three months ended March 31, 2018 and 2017, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $8,764,000 and $6,989,000 for the three months ended March 31, 2018 and 2017, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $2,042,000 and $2,285,000 for the three months ended March 31, 2018 and 2017, respectively.

There were no RSU vestings for the three months ended March 31, 2018.

As of March 31, 2018, there was $4,123,000 of unrecognized compensation cost related to nonvested stock options, $14,530,000 related to nonvested restricted stock awards and $7,118,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 2.1 years, restricted stock awards over approximately 3.0 years and RSUs over approximately 4.6 years. The total fair value of options vested was $2,489,000 and $2,473,000 during the three months ended March 31, 2018 and 2017, respectively. The fair value of the restricted stock vested was $8,764,000 and $6,989,000 for the three months ended March 31, 2018 and 2017, respectively.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $23.37 and $20.65, respectively. The fair value of the stock options granted during the three months ended March 31, 2018 and 2017 was $2,706,000 and $2,517,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017
Dividend yield	None	None
Average risk-free interest rate	2.7%	2.0%
Stock price volatility	27%	27%
Estimated option term	Six years	Six years

(9)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended March 31,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$568	$(138)	$430	$1,209	$(463)	$746
Adoption of ASU 2018-02 – reclassification to retained earnings	—	(7,925)	(7,925)	—	—	—
Foreign currency translation	420	—	420	—	—	—
Total	$988	$(8,063)	$(7,075)	$1,209	$(463)	$746

(a)	Actuarial losses are amortized into other income (expense). (See Note 13 – Retirement Plans)

(10)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $8,150,000 and $5,430,000 for the three months ended March 31, 2018 and 2017, respectively, as well as the related intersegment profit of $815,000 and $543,000 for the three months ending March 31, 2018 and 2017, respectively, have been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2018 and 2017 and total assets as of March 31, 2018 and December 31, 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Revenues:
Marine transportation	$340,403	$343,652
Distribution and services	401,285	148,053
	$741,688	$491,705
Segment profit (loss):
Marine transportation	$16,180	$35,768
Distribution and services	36,965	13,705
Other	(10,614)	(8,475)
	$42,531	$40,998

	March 31, 2018	December 31, 2017
Total assets:
Marine transportation	$4,022,420	$3,485,099
Distribution and services	1,631,520	1,567,085
Other	60,560	75,243
	$5,714,500	$5,127,427

The following table presents the details of “Other” segment loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
General corporate expenses	$(4,323)	$(3,528)
Gain on disposition of assets	1,898	99
Interest expense	(9,780)	(4,457)
Other income (expense)	1,591	(589)
	$(10,614)	$(8,475)

The following table presents the details of “Other” total assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
General corporate assets	$58,535	$73,353
Investment in affiliates	2,025	1,890
	$60,560	$75,243

(11)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Earnings (loss) before taxes on income:
United States	$43,544	$40,998
Foreign	(1,013)	—
	$42,531	$40,998

Provision for taxes on income:
Federal:
Current	$—	$3,934
Deferred	8,509	8,562
State and local:
Current	807	857
Deferred	337	—
Foreign - current	212	—
	$9,865	$13,353

(12)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Net earnings attributable to Kirby	$32,471	$27,483
Undistributed earnings allocated to restricted shares	(156)	(190)
Income available to Kirby common stockholders – basic	32,315	27,293
Undistributed earnings allocated to restricted shares	156	190
Undistributed earnings reallocated to restricted shares	(156)	(189)
Income available to Kirby common stockholders – diluted	$32,315	$27,294

Shares outstanding:
Weighted average common stock issued and outstanding	59,678	53,914
Weighted average unvested restricted stock	(286)	(372)
Weighted average common stock outstanding – basic	59,392	53,542
Dilutive effect of stock options and restricted stock units	101	67
Weighted average common stock outstanding – diluted	59,493	53,609

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.54	$0.51
Diluted	$0.54	$0.51

Certain outstanding options to purchase approximately 467,000 and 487,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2018 and 2017, respectively, as such stock options would have been antidilutive.

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to its pension plan during 2018.

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan for its inland vessel personnel and office staff.  The plan was previously closed to non-office employees.  On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants, including office employees, and cease all benefit accruals for periods after May 15, 2018 for all participants.   The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,692,000.  The Company made a pension contribution to the Higman plan of $6,717,000 in March 2018 to complete all required funding for the 2016 and 2017 years and make its 2018 first quarter contribution.    The Company expects to make additional contributions to the Higman pension plan of approximately $1,925,000 for the remainder of 2018 for the 2018 year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2018	2017	2018	2017
Service cost	$2,227	$4,327	$—	$—
Interest cost	3,631	3,680	12	14
Expected return on plan assets	(5,323)	(4,437)	—	—
Amortization of actuarial loss	705	1,369	6	7
Net periodic benefit cost	$1,240	$4,939	$18	$21

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	6	7
Amortization of actuarial gain	(149)	(167)
Net periodic benefit cost	$(143)	$(160)

(14)	CONTINGENCIES

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20,348,000 at March 31, 2018, including $9,442,000 in letters of credit and $10,906,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15)	SUBSEQUENT EVENTS

On May 1, 2018, the Company signed an agreement to acquire Targa Resources Corporation’s (“Targa”) inland marine tank barge business for approximately $69,300,000 in cash. Targa’s inland marine tank barge fleet consists of 16 pressure barges with a total capacity of 258,000 barrels, many of which are under long-term multi-year contracts. The closing of the acquisition is expected to occur in the 2018 second quarter and is subject to customary closing conditions.

On April 23, 2018, Joseph H. Pyne, Chairman of the Board of the Company, informed the Board of Directors of the Company of his retirement as executive Chairman of the Board, effective April 30, 2018.  He will continue as Chairman of the Board of Directors in a non-executive role.  In connection with his retirement, the independent directors of the Company approved the payment to Mr. Pyne of a special one-time bonus of $15,000,000 and acceleration of the vesting of unvested stock options covering 26,819 shares of the Company’s common stock and 30,643 unvested shares of restricted stock held by Mr. Pyne.  Including a value of $3,057,000 attributable to the noncash accelerated vesting of the equity awards, the compensation to Mr. Pyne will result in an $18,057,000, or approximately $0.30 per share, one-time nondeductible expense in the 2018 second quarter.  Stock options for 21,396 shares and 13,245 RSUs granted to Mr. Pyne in February 2018 will continue to vest in accordance with the terms of the employee stock award plan.  Mr. Pyne will also be entitled to receive prorated payments of previously awarded incentive compensation in amounts and at times to be determined according to the terms of the plans under which the awards were made.  Mr. Pyne will no longer be compensated as an executive officer of the Company.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornadoes, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarter of 2018 and 2017 were 59,493,000 and 53,609,000, respectively. The increase in the weighted average number of common shares for the 2018 first quarter compared with the 2017 first quarter primarily reflected the issuance of 5,696,259 shares of common stock associated with the acquisition of Stewart & Stevenson LLC (“S&S”) on September 13, 2017, and the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2018, the Company operated a fleet of 993 inland tank barges with 21.9 million barrels of capacity, and operated an average of 262 inland towboats. The Company’s coastal fleet consisted of 55 tank barges with 5.2 million barrels of capacity and 50 coastal tugboats. The Company also owns and operates five offshore dry-bulk cargo barges, five offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For the 2018 first quarter, net earnings attributable to Kirby were $32,471,000, or $0.54 per share, on revenues of $741,688,000, compared with 2017 first quarter net earnings attributable to Kirby of $27,483,000, or $0.51 per share, on revenues of $491,705,000. The 2018 first quarter results reflect the acquisition of Higman on February 14, 2018 and included $3,261,000 before taxes, or $.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman. In addition, the Company incurred $3,938,000 before taxes, or $.05 per share, of non-cash expenses related to an amendment to the employee stock award plan during the 2018 first quarter.  The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.

Marine Transportation

For the 2018 first quarter, 46% of the Company’s revenue was generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2018 first quarter decreased 1% when compared with the 2017 first quarter revenues.  The decrease was primarily due to lower term contract pricing in both inland and coastal markets, lower coastal spot contract pricing, poor seasonal weather conditions, fewer coastal tank barges with the impairment and retirement of 12 coastal tank barges and 21 tugboats in the 2017 fourth quarter, and an increase in the number of coastal vessels operating in the spot market which led to increased idle time and decreased revenues, partially offset by the addition of the Higman inland tank barges and towboats acquired on February 14, 2018. The segment’s operating income for the 2018 first quarter decreased 55% compared with the 2017 first quarter. The decrease was primarily due to lower inland term contract pricing, lower coastal spot contract pricing, lower coastal equipment utilization, poor seasonal weather conditions and more coastal equipment operating in the spot market which adds increased idle time and voyage costs. The 2018 first quarter was also impacted by the Higman transaction costs, severance and retirement costs, and the amendment to the employee stock award plan discussed above. For the 2018 and 2017 first quarters, the inland tank barge fleet contributed 74% and 69%, respectively, and the coastal fleet contributed 26% and 31%, respectively, of marine transportation revenues.

Tank barge utilization levels of the Company’s inland marine transportation markets were in the mid-90% range during the 2018 first quarter compared with low to mid-90% range during the 2017 fourth quarter and high 80% to low 90% range during the 2017 first quarter.  Increased customer demand and poor seasonal operating conditions contributed to a tight market across the entire inland tank barge industry. Demand for tank barges moving petrochemicals and agricultural chemicals was stable, while demand for black oil and refined products was higher compared to demand in the 2017 first quarter.

Coastal tank barge utilization levels were in the high 70% range during the 2018 first quarter compared with low to mid-60% range during the 2017 fourth quarter and mid-70% to low 80% range during the 2017 first quarter. The improvement in utilization primarily reflected the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry. Demand for the coastal transportation of petrochemicals was stable, while demand for the transportation of black oil and refined products was lower compared with the 2017 first quarter.

During the 2018 and 2017 first quarters, approximately 70% and 75%, respectively, of marine transportation’s inland revenues were under term contracts and 30% and 25%, respectively, were spot contract revenues.  Inland time charters represented 58% of the inland revenues under term contracts during the 2018 first quarter compared with 48% during the 2017 first quarter. Rates on inland term contracts renewed in the 2018 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2017. However, spot contract rates, which include the cost of fuel, increased in the 10% to 15% range, compared with both the 2017 first and fourth quarters.  Effective January 1, 2018, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.0%, excluding fuel.

During the 2018 and 2017 first quarters, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2018 and 2017 first quarters.  Term and spot contract pricing for the 2018 first quarter were stable compared with pricing for the 2017 fourth quarter.  Compared with the 2017 first quarter, pricing declined in the 10% to 15% range, contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.

The marine transportation segment operating margin was 4.8% for the 2018 first quarter compared with 10.4% for the 2017 first quarter.

Distribution and Services

For the 2018 first quarter, the distribution and services segment generated 54% of the Company’s revenue, of which 38% was generated from overhauls and service, 35% from direct parts sales and 27% from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for the 2018 first quarter increased 171% and operating income increased 170% compared with the 2017 first quarter.  The higher revenues and operating income were primarily attributable to the acquisition of S&S, completed on September 13, 2017, as well as accelerated demand in the oil and gas market for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, including pressure pumping units, and for the sale and distribution of engines, transmissions and related parts.  The oil and gas market contributed 68% of the distribution and services revenues for the 2018 first quarter.  However, the strong demand challenged the Company’s vendor supply chain, creating delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue. In the commercial and industrial market, which contributed 32% of the distribution and services revenues for the 2018 first quarter, the marine sector experienced higher service levels for medium-speed diesel engine overhauls and related parts sales throughout the 2018 first quarter.  The power generation sector saw higher demand from nuclear and commercial customers, but a seasonal decline in the rental of stand-by power generators following the significant hurricane related demand in the 2017 fourth quarter.

The distribution and services segment operating margin for the 2018 first quarter was 9.2% compared with 9.3% for the 2017 first quarter.

Cash Flow and Capital Expenditures

Net cash provided by operating activities for the 2018 first quarter was $18,734,000 compared with $85,202,000 for the 2017 first quarter, a 78% decrease, primarily due to an $87,926,000 net decrease in cash flows resulting from changes in operating assets and liabilities for the 2018 first quarter.  The net decrease in operating assets and liabilities was primarily due to an increase in trade receivables from strong 2018 first quarter revenues and increased billings in the distribution and services segment and higher inventories in the distribution and services oil and gas market, primarily to support the increased business activity levels.  In addition, during the 2018 and 2017 first quarters, the Company generated cash of $12,181,000 and $7,958,000, respectively, from proceeds from the disposition of assets, and $292,000 and $1,258,000, respectively, from proceeds from the exercise of stock options.

For the 2018 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $40,961,000, including $4,728,000 for inland tank barge and towboat construction, $6,710,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $29,523,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities, and $429,977,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 31.2% at March 31, 2018 from 24.2% at December 31, 2017, primarily due to borrowings under the 2028 Notes to purchase Higman, less the increase in total equity from net earnings attributable to Kirby for the 2018 first quarter of $32,471,000 and the exercise of stock options and the amortization of unearned equity compensation.  As of March 31, 2018, the Company had $423,085,000 outstanding under its Revolving Credit Facility, $8,321,000 outstanding under its Credit Line, $500,000,000 of senior notes outstanding and $500,000,000 of the 2028 Notes outstanding, offset by $8,139,000 in unamortized debt discount and issuance costs.

During the 2018 first quarter, the Company took delivery of one new inland tank barge with a capacity of approximately 29,000 barrels, acquired 161 inland tank barges with the Higman acquisition with a total capacity of approximately 4,750,000 barrels, acquired two inland tank barges with a total capacity of approximately 35,000 barrels and retired 12 inland tank barges, reducing its capacity by approximately 179,000 barrels.  The net result was an increase of 152 inland tank barges and approximately 4,635,000 barrels of capacity during the first quarter of 2018.

The Company projects that capital expenditures for 2018 will be in the $200,000,000 to $225,000,000 range. The 2018 construction program will consist of one 30,000 barrel inland tank barge, progress payments on the construction of 15 inland towboats, five of which will be placed in service in 2018 and the remaining ten in 2019 and 2020, and progress payments on the construction of six 5000 horsepower coastal ATB tugboats, three of which will be placed in service in 2018 and three in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2018 payments on the new inland tank barge and towboats will be approximately $35,000,000 and 2018 progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $40,000,000.  Approximately $100,000,000 to $120,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities.  The balance of $25,000,000 to $30,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Outlook

Reduced crude oil volumes to be moved by tank barge due to a decline in oil prices, a decline in domestic drilling and additional pipeline capacity, coupled with the large number of inland tank barges built during 2015 and 2016, and coastal tank barges built during 2016 and 2017, many of which were originally built for the movement of crude oil and natural gas condensate, resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity placed inland and coastal tank barge utilization and rates under pressure throughout 2016, 2017 and the 2018 first quarter.

However, with continued industry-wide inland tank barge retirements, minimal new inland tank barge construction and higher customer demand, the result of increased production from current facilities, plant expansions and the opening of new facilities, inland utilization is anticipated to be in the low to mid-90% range for 2018.  With utilization in the inland market in the mid-90% level during the 2018 first quarter, which led to improved spot contract pricing during the quarter, the Company anticipates a modest mid-single digit pricing improvement on term contracts renewed in the 2018 second half.

As of March 31, 2018, the Company estimated there were approximately 3,800 inland tank barges in the industry fleet, of which approximately 400 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that many older tank barges will be removed from service during 2018. The Company estimates that approximately 40 tank barges were ordered during 2017 for delivery throughout 2018, three of which are for the Company, and many older tank barges, including an expected 28 by the Company, will be retired, dependent on 2018 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2015, 2016 and 2017. Throughout 2017, the Company released chartered tugboats, idled owned barges and tugboats and reduced headcount accordingly. With additional coastal industry tank barge capacity still under construction with deliveries scheduled for 2018 and 2019, and utilization rates in the mid-60% range, during the 2017 fourth quarter, the Company impaired and retired 12 out-of-service coastal tank barges and 21 inactive coastal tugboats.  With its reduced coastal fleet, the Company expects coastal tank barge utilization to be in the high 70% to low 80% range for the balance of 2018, with a stabilized pricing environment and no material change in market fundamentals.

As of March 31, 2018, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 30 years old. The Company is aware of six announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2018 and 2019.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets. During 2015 and 2016, lower crude oil prices resulted in a decrease in the number of oil and gas wells being drilled. Oilfield service companies reduced their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by the distribution and services segment. In early 2015, an estimated 19.5 million horsepower of pressure pumping units were working in North America. By late 2016, the working horsepower in North America had declined to an estimated 9.0 million. The Company also services offshore supply vessels and offshore drilling rigs operating in the Gulf of Mexico, as well as internationally. Low energy prices also negatively impacted the number of wells drilled in the Gulf of Mexico and international waters. These contributing factors resulted in a negative impact on the distribution and services segment’s revenues and profits in 2015 and 2016.

The United States land rig count improved in 2017 and the 2018 first quarter from the lows in 2016, oil prices traded in the $40 to $65 per barrel range, and service intensity in the well completion business increased. In addition, the condition of the industry’s inactive pressure pumping fleet remains poor. Based on these positive conditions, the Company experienced a better market in 2017 and anticipates the trend to continue throughout 2018 for the strong demand for pressure pumping unit remanufacturing and the increased demand is anticipated to generate orders for the manufacture of pressure pumping units and ancillary oilfield service support equipment. These positive conditions and the acquisition of S&S are expected to result in increased revenues and profits in the distribution and services oil and gas market for the 2018 year.

For the distribution and services commercial and industrial market, the Company anticipates an improved marine market for 2018 as the inland tank barge industry improves, and maintenance deferrals implemented by inland and coastal marine transportation customers for much of 2017 are no longer sustainable and should lead to higher demand for overhauls, new engines and parts sales as 2018 progresses. The power generation market should remain stable, benefiting from engine-generator set upgrades and parts sales for both domestic and international customers, customized power generation systems, and the rental of generators.

Acquisitions

On March 15, 2018, the Company purchased two inland pressure tank barges from a competitor for $10,400,000 in cash.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On February 14, 2018, the Company completed the acquisition of Higman for $421,922,000 in cash, subject to certain post-closing adjustments. Higman’s fleet consisted of 163 inland tank barges, of which two are under construction and scheduled to be delivered in May 2018 and October 2018, with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. Financing of the acquisition was through the issuance of $500,000,000 of 4.2% senior unsecured notes due March 1, 2028. The notes were issued on February 12, 2018 in preparation for closing of the acquisition.

Results of Operations

The Company reported 2018 first quarter net earnings attributable to Kirby of $32,471,000, or $0.54 per share, on revenues of $741,688,000, compared with 2017 first quarter net earnings attributable to Kirby of $27,483,000, or $0.51 per share, on revenues of $491,705,000. The 2018 first quarter results reflect the acquisition of Higman on February 14, 2018 and included $3,261,000 before taxes, or $.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal market and the integration of Higman.  In addition, the Company incurred $3,938,000, or $.05 per share, of non-cash expenses related to an amendment to the employee stock award plan during the 2018 first quarter.  The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.

 Marine transportation revenues for the 2018 first quarter were $340,403,000, or 46% of total revenues, compared with $343,652,000, or 70% of total revenues, for the 2017 first quarter. Distribution and services revenues for the 2018 first quarter were $401,285,000, or 54% of total revenues, compared with $148,053,000, or 30% of total revenues, for the 2017 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2018, the Company operated 993 inland tank barges, including 31 leased barges, with a total capacity of 21.9 million barrels. This compares with 864 inland tank barges operated as of March 31, 2017, including 37 leased barges, with a total capacity of 17.6 million barrels. The Company operated an average of 262 inland towboats during the 2018 first quarter, of which an average of 77 were chartered, compared with 235 during the 2017 first quarter, of which an average of 72 were chartered. The Company’s coastal tank barge fleet as of March 31, 2018, consisted of 55 tank barges, seven of which were leased, with 5.2 million barrels of capacity, and 50 tugboats, four of which were chartered. This compares with 68 coastal tank barges operated as of March 31, 2017, seven of which were leased, with 6.1 million barrels of capacity, and 71 tugboats, five of which were chartered. The Company owns and operates five offshore dry-bulk cargo barges and five offshore tugboats engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017	% Change
Marine transportation revenues	$340,403	$343,652	(1)%

Costs and expenses:
Costs of sales and operating expenses	238,785	229,620	4
Selling, general and administrative	35,576	27,878	28
Taxes, other than on income	6,522	6,098	7
Depreciation and amortization	43,340	44,288	(2)
	324,223	307,844	5
Operating income	$16,180	$35,768	(55)%

Operating margins	4.8%	10.4%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2018, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2018 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	55%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%

Black Oil	21%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2018 first quarter decreased 1% when compared with the 2017 first quarter, primarily due to lower term contract pricing in both the inland and coastal markets and lower coastal spot contract pricing, partially offset by improved utilization in the inland market and the revenue contribution from the Higman fleet, acquired on February 14, 2018.  Poor seasonal weather conditions and favorable prices for customer’s products contributed to increased tank barge utilization levels and corresponding higher spot market pricing.  Demand in the coastal markets continued to be impacted by the oversupply of tank barges in the coastal industry.  For the 2018 and 2017 first quarters, the inland tank barge fleet contributed 74% and 69%, respectively, and the coastal fleet 26% and 31%, respectively, of marine transportation revenues. Tank barge utilization levels of the Company’s inland marine transportation markets improved to the mid-90% range during the 2018 first quarter compared to the low to mid-90% range during the 2017 fourth quarter and the high 80% to low 90% range for the 2017 first quarter. Coastal tank barge utilization levels improved to the high 70% range during the 2018 first quarter compared to the low to mid-60% range during the 2017 fourth quarter and the mid-70% to low 80% range in the 2017 first quarter.  The coastal improvement was primarily due to the impairment and retirement of 12 coastal tank barges in the 2017 fourth quarter.

The petrochemical market, the Company’s largest market, contributed 55% of marine transportation revenues for the 2018 first quarter, reflecting stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, and the addition of tank barges acquired in the 2017 second half. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. In addition, favorable commodity prices and the addition of new petrochemical industry capacity during 2017 and the 2018 first quarter benefited the segment.

The black oil market, which contributed 21% of marine transportation revenues for the 2018 first quarter, reflected higher revenues in the inland market primarily due to the addition of the Higman fleet. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast. Revenues for the transportation of black oil products in the coastal market during the 2018 first quarter were lower compared with the 2017 first quarter due to the continued industry-wide over supply of tank barges in the coastal industry.

The refined petroleum products market, which contributed 20% of marine transportation revenues for the 2018 first quarter, reflected stronger volumes in the inland market primarily due to the addition of the Higman fleet, partially offset by lower utilization in the coastal market, primarily a result of the oversupply of coastal tank barge capacity.

The agricultural chemical market, which contributed 4% of marine transportation revenues for the 2018 first quarter, saw typical seasonal demand for transportation of both domestically produced and imported products during the quarter.

For the first quarter of 2018, the inland operations incurred 3,182 delay days, 40% more than the 2,267 delay days that occurred during the 2017 first quarter and 61% more than the 1,978 delay days that occurred during the 2017 fourth quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. Operating conditions during the 2018 first quarter were challenged by ice on the Illinois River, high water on the Ohio and Mississippi Rivers, and continued infrastructure issues on the Ohio River.  Seasonal fog and high winds, as well as lock delays along the Gulf Intracoastal Waterway, also increased delay days.  These conditions challenged inland operations for much of the 2018 first quarter.

During the 2018 and 2017 first quarters, approximately 70% and 75%, respectively, of marine transportation’s inland revenues were under term contracts and 30% and 25%, respectively, were spot contract revenues.  Inland time charters represented 58% of the inland revenues under term contracts during the 2018 first quarter compared with 48% during the 2017 first quarter. The 10% increase in inland time charters was primarily due to the acquisition of Higman. Inland term contract pricing was at lower levels relative to the 2017 first quarter as contracts renewed at lower levels throughout 2017. Contracts that renewed during the 2018 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the 2017 first quarter. With utilization rates in the mid-90% level for both the Company and the industry during the 2018 first quarter, spot contract rates, which include the cost of fuel, increased in the 10% to 15% range compared with both the 2017 first and fourth quarters. Effective January 1, 2018, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.0%, excluding fuel.

During the 2018 and 2017 first quarters, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2018 and 2017 first quarters.  Term and spot contract pricing for the 2018 first quarter were stable compared with pricing for the 2017 fourth quarter.  Compared with the 2017 first quarter, pricing declined in the 10% to 15% range, contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.

Marine Transportation Costs and Expenses

Costs and expenses for the 2018 first quarter increased 5% when compared with the 2017 first quarter. Costs of sales and operating expenses increased 4% for the 2018 first quarter compared with the 2017 first quarter, primarily due to the addition of the Higman fleet of inland tank barges and towboats in February 2018 and higher fuel costs.

The inland marine transportation fleet operated an average of 262 towboats during the 2018 first quarter, of which an average of 77 were chartered, compared with 235 during the 2017 first quarter, of which an average of 72 were chartered. The increase was primarily due to the addition of 75 inland towboats with the Higman acquisition on February 14, 2018.  Generally as demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, such as the ice on the Illinois River, high water on the Ohio and Mississippi Rivers, infrastructure issues on the Ohio River, and seasonal high winds and heavy fog conditions along the Gulf Intracoastal Waterway that occurred in the 2018 first quarter, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2018 first quarter, the inland operations consumed 11.3 million gallons of diesel fuel compared to 10.6 million gallons consumed during the 2017 first quarter. The average price per gallon of diesel fuel consumed during the 2018 first quarter was $2.04 per gallon compared with $1.78 per gallon for the 2017 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2018 first quarter increased 28% compared with the 2017 first quarter.  The increase included $3,261,000 of transaction costs, consisting primarily of legal, audit and other professional fees, associated with the Higman acquisition, severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, and $2,378,000 of non-cash expenses related to the amendment of the employee stock award plan.

Taxes, other than on income for the 2018 first quarter increased 7% compared with the 2017 first quarter, mainly due to higher property taxes on marine transportation equipment, including the Higman fleet.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2018 first quarter decreased 55% compared with the 2017 first quarter. The 2018 first quarter operating margin was 4.8% compared with 10.4% for the 2017 first quarter. The results primarily reflected lower term contract pricing in both the inland and coastal markets and lower coastal spot contract pricing, more coastal equipment operating in the spot market which adds increased idle time and voyage costs, Higman transaction costs, severance charges, and expenses related to the amendment of the employee stock award plan.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017	% Change
Distribution and services	$401,285	$148,053	171%

Costs and expenses:
Costs of sales and operating expenses	314,532	115,179	173
Selling, general and administrative	37,754	15,706	140
Taxes, other than on income	2,002	541	270
Depreciation and amortization	10,032	2,922	243
	364,320	134,348	171
Operating income	$36,965	$13,705	170%
Operating margins	9.2%	9.3%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution for the first quarter of 2018, and the customers for each market:

Markets Serviced	2018 First Qtr. Revenue Distribution	Customers
Oil and Gas	68%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	32%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2018 first quarter increased 171% and operating income increased 170% compared with the 2017 first quarter.  The higher revenues and operating income were primarily attributable to the acquisition of S&S, completed on September 13, 2017, as well as accelerated demand in the oil and gas market for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, including pressure pumping units, and for the sale and distribution of engines, transmissions and related parts.  However, the strong demand challenged the Company’s vendor supply chain, creating delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue. The oil and gas market contributed 68% of distribution and services revenues for the 2018 first quarter.  In the commercial and industrial market, which contributed 32% of distribution and services revenues for the 2018 first quarter, the marine sector experienced higher service levels for medium-speed diesel engine overhauls and related parts that had previously been deferred throughout 2017.  The power generation sector saw higher demand from nuclear and commercial customers, but saw a seasonal decline in the rental of stand-by power generators following the significant hurricane related demand in the 2017 fourth quarter.

Distribution and Services Costs and Expenses

Costs and expenses for the 2018 first quarter increased 171% compared with the 2017 first quarter. Costs of sales and operating expenses for the 2018 first quarter increased 173% compared with the 2017 first quarter, reflecting the acquisition of S&S on September 13, 2017, as well as increased demand for the remanufacture of pressure pumping units and transmission overhauls, improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in demand for the sale and distribution of engines, transmissions and related parts in the oil and gas market.

Selling, general and administrative expenses for the 2018 first quarter increased 140% compared with the 2017 first quarter, primarily due to the S&S acquisition, as well as increased activity in the oil and gas market. The 2018 first quarter included a $171,000 severance charge associated with the integration of S&S into the Company and $1,168,000 of non-cash expenses related to the amendment of the employee stock award plan.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2018 first quarter increased 170% compared with the 2017 first quarter.  The operating margin for the 2018 first quarter was 9.2% compared with 9.3% for the 2017 first quarter. The results primarily reflected the earnings contribution of S&S and continued strong demand for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, and the sale of new transmissions and related parts.

General Corporate Expenses

General corporate expenses for the 2018 first quarter were $4,323,000 compared with $3,528,000 for the first quarter of 2017. The 22% increase was primarily due to the corporate portion of the amendment of the employee stock award plan of $392,000.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1,898,000 for the 2018 first quarter compared with a net gain of $99,000 for the 2017 first quarter. The net gains were predominantly from the sale or retirement of marine equipment.

Other Income and Expenses

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017	% Change
Other income (expense)	$1,591	$(589)	370%
Noncontrolling interests	$(195)	$(162)	20%
Interest expense	$(9,780)	$(4,457)	119%

Other Income (Expense)

Due to the Company’s adoption of ASU 2017-07 on January 1, 2018, other income for the 2018 first quarter includes income of $1,112,000 for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.  The standard was applied retrospectively resulting in a reclassification of $473,000 in the 2017 first quarter from operating expense to non-operating expense.

Interest Expense

Interest expense for the 2018 first quarter increased 119% compared with the 2017 first quarter primarily due to borrowings to finance the cash portion of the S&S acquisition in September 2017 and Higman acquisition in February 2018. During the 2018 and 2017 first quarters, the average debt and average interest rate (excluding capitalized interest) were $1,266,421,000 and 3.1%, and $706,110,000 and 2.9%, respectively. Interest expense excludes capitalized interest of $198,000 and $614,000 for the three months ended March 31, 2018 and 2017, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2018 were $5,714,500,000 compared with $5,127,427,000 as of December 31, 2017. The following table sets forth the significant components of the balance sheet as of March 31, 2018 compared with December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017	% Change
Assets:
Current assets	$1,056,654	$957,082	10%
Property and equipment, net	3,443,868	2,959,265	16
Goodwill	935,755	935,135	—
Other intangibles, net	228,015	232,808	(2)
Other assets	50,208	43,137	16
	$5,714,500	$5,127,427	11%
Liabilities and stockholders’ equity:
Current liabilities	$531,158	$480,306	11%
Long-term debt – less current portion	1,423,267	992,403	43
Deferred income taxes	517,421	468,451	10
Other long-term liabilities	100,786	72,044	40
Total equity	3,141,868	3,114,223	1
	$5,714,500	$5,127,427	11%

Current assets as of March 31, 2018 increased 11% compared with December 31, 2017. Trade accounts receivable increased 7%, primarily reflecting the increase in business activity levels in the distribution and services oil and gas market, partially offset by decreased business activity levels in the coastal marine transportation market.  Inventories, net increased 18%, primarily reflecting higher inventories in the distribution and services oil and gas market due to the adoption of ASU 2014-09 and increased inventories to meet current business activity levels.  Prepaid expenses and other current assets increased 29% primarily due to a building acquired with the Higman acquisition valued at $18,995,000 being reclassified to assets held for sale, partially offset by the sale of marine vessels in the 2018 first quarter that were classified as assets held for sale in the 2017 fourth quarter.

Property and equipment, net of accumulated depreciation, at March 31, 2018 increased 16% compared with December 31, 2017. The increase reflected $46,409,000 of capital expenditures for the first quarter of 2018, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in the Higman acquisition of $477,119,000 and the two inland pressure tank barges purchased in March 2018 of $10,400,000, less $49,675,000 of depreciation expense and $7,307,000 of property disposals during the 2018 first quarter.

Other intangibles, net, as of March 31, 2018 decreased 2% compared with December 31, 2017 due to amortization of $4,794,000.

Other assets at March 31, 2018 increased 16% compared with December 31, 2017 primarily due to the addition of deferred major maintenance dry-dock expenditures on ocean-going vessels, net of amortization.

Current liabilities as of March 31, 2018 increased 11% compared with December 31, 2017. Accounts payable increased 13%, primarily due to increased business activity levels in the distribution and services segment, the acquisition of Higman and higher accrued capital expenditures. Accrued liabilities decreased 7%, primarily from payment during the 2018 first quarter of employee incentive compensation bonuses accrued during 2017, insurance claim payments during the 2018 first quarter, partially offset by a $5,036,000 increase in taxes other than on income, primarily waterway use taxes and property taxes associated with the Higman acquisition.  Deferred revenues increased 67%, primarily in the distribution and services segment, reflecting changes in revenue recognition with the adoption of ASU 2014-09.

Long-term debt, less current portion, as of March 31, 2018 increased 43% compared with December 31, 2017, primarily reflecting the issuance on February 12, 2018 of $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 to fund the acquisition of Higman, partially offset by payments of $64,414,000 on the revolving credit facilities during the 2018 first quarter. Net debt discount and deferred issuance costs were $8,139,000 and $3,442,000 at March 31, 2018 and December 31, 2017, respectively.

Deferred income taxes as of March 31, 2018 increased 10% compared with December 31, 2017, primarily reflecting $43,059,000 of deferred income taxes recorded with the Higman acquisition and the 2018 first quarter deferred tax provision of $8,846,000.

Other long-term liabilities as of March 31, 2018 increased 40% compared with December 31, 2017. The increase was primarily due to pension plan liability assumed with the Higman acquisition of $36,016,000, partially offset by a $6,717,000 contribution to the Higman pension plan during the 2018 first quarter.

Total equity as of March 31, 2018 increased 1% compared with December 31, 2017. The increase was primarily the result of $32,471,000 of net earnings attributable to Kirby for the first quarter of 2018, an increase in additional paid-in capital of $7,240,000, primarily due to the employee stock award plan amendment which resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements, a $3,344,000 increase in treasury stock and a $9,722,000 decrease in the opening balance of retained earnings with the adoption of ASU 2014-09.

Long-Term Financing

On February 12, 2018, the Company issued $500,000,000 of 2028 Notes with U.S. Bank National Association, as trustee.  Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which will be $11,550,000. The Company received cash proceeds of $495,044,000, net of the original issue discount of $705,000 and debt issuance costs of $4,251,000.  The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman.  The remaining net proceeds of the sale of the 2028 Notes were used for the repayment of indebtedness on the Company’s bank credit facilities.  As of March 31, 2018, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of June 26, 2022. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and, effective February 20, 2018, due to a change in one of the Company’s credit ratings, the spread over LIBOR increased from 1.00% to 1.125% and the Alternate Base Rate spread is currently.125% over the agent bank’s prime rate. The commitment fee increased as well from 0.10% to 0.15%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of March 31, 2018, the Company was in compliance with all Revolving Credit Facility covenants and had $423,085,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $8,068,000 as of March 31, 2018.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2018, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had $8,321,000 of debt outstanding under the Credit Line as of March 31, 2018. Outstanding letters of credit under the Credit Line were $1,146,000 as of March 31, 2018.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2018 first quarter were $46,409,000, including $4,728,000 for inland tank barge and towboat construction, $6,710,000 for progress payments on six 5000 horsepower coastal ATB tugboats, and $34,971,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Financing of the construction of the inland tank barge and towboats, coastal tugboats, upgrades of existing marine equipment and marine transportation and distribution and services facilities was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2018 first quarter, the Company took delivery of one new inland tank barge with a capacity of approximately 29,000 barrels, acquired 161 inland tank barges with the Higman acquisition with a total capacity of approximately 4,750,000 barrels, acquired two inland tank barges with a total capacity of approximately 35,000 barrels and retired 12 inland tank barges, reducing its capacity by approximately 179,000 barrels.  The net result was an increase of 152 inland tank barges and approximately 4,635,000 barrels of capacity during the first quarter of 2018.

The Company projects that capital expenditures for 2018 will be in the $200,000,000 to $225,000,000 range. The 2018 construction program will consist of one 30,000 barrel inland tank barge, progress payments on the construction of 15 inland towboats, five of which will be placed in service in 2018 and the remaining ten in 2019 and 2020, and progress payments on the construction of six 5000 horsepower coastal ATB tugboats, three of which will be placed in service in 2018 and three in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2018 payments on the new inland tank barge and towboats will be approximately $35,000,000 and 2018 progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $40,000,000.  Approximately $100,000,000 to $120,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities.  The balance of $25,000,000 to $30,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2018 first three months. As of May 3, 2018, the Company had approximately 1,411,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $18,734,000 for the 2018 first quarter compared with $85,202,000 for the 2017 first quarter. The 2018 and 2017 first quarters experienced a net decrease in cash flows from changes in operating assets and liabilities of $87,926,000 and $8,140,000, respectively.  The net decrease for the 2018 first quarter in operating assets and liabilities was primarily due to an increase in trade receivables from strong 2018 first quarter revenues and increased billings in the distribution and services segment and higher inventories in the distribution and services oil and gas market, primarily to support increased business activity levels.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 3, 2018, $444,358,000 under its Revolving Credit Facility and $8,854,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires June 26, 2022. As of March 31, 2018, the Company had $418,847,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The 2028 Notes do not mature until March 1, 2028 and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flow in 2018. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20,348,000 at March 31, 2018, including $9,442,000 in letters of credit and $10,906,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2018, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

10.1†*	–	2005 Stock and Incentive Plan
10.2†*	–	Nonemployee Director Compensation Program
31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	XBRL Instance Document
101.SCH*	–	XBRL Taxonomy Extension Schema Document
101.CAL*	–	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	–	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	–	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	–	XBRL Taxonomy Extension Presentation Linkbase Document

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

KIRBY CORPORATION
(Registrant)

By:	/s/ WILLIAM G. HARVEY
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: May 4, 2018