Form 10-Q
period 2018-09-30
KIRBY CORP
filed 2018-11-05
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on November 2, 2018 was 59,866,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
	($ in thousands)
Current assets:
Cash and cash equivalents	$3,617	$20,102
Accounts receivable:
Trade – less allowance for doubtful accounts	400,870	452,222
Other	111,221	106,231
Inventories – net	453,173	315,729
Prepaid expenses and other current assets	85,639	62,798

Total current assets	1,054,520	957,082

Property and equipment	5,056,335	4,360,882
Less accumulated depreciation	(1,494,835)	(1,401,617)
Property and equipment – net	3,561,500	2,959,265

Goodwill	960,006	935,135
Other intangibles – net	228,958	232,808
Other assets	49,348	43,137

Total assets	$5,854,332	$5,127,427

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2018	December 31, 2017
	($ in thousands)
Current liabilities:
Bank notes payable	$508	$3
Income taxes payable	3,765	191
Accounts payable	250,681	222,005
Accrued liabilities	237,129	209,760
Deferred revenues	75,843	48,347

Total current liabilities	567,926	480,306

Long-term debt – less current portion	1,399,423	992,403
Deferred income taxes	544,882	468,451
Other long-term liabilities	108,953	72,044

Total long-term liabilities	2,053,258	1,532,898

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	820,805	802,961
Accumulated other comprehensive income – net	(39,544)	(32,405)
Retained earnings	2,748,029	2,646,937
Treasury stock – at cost, 5,595,000 shares at September 30, 2018 and 5,783,000 at December 31, 2017	(305,926)	(313,220)
Total Kirby stockholders’ equity	3,229,911	3,110,820
Noncontrolling interests	3,237	3,403
Total equity	3,233,148	3,114,223

Total liabilities and equity	$5,854,332	$5,127,427

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$382,040	$318,810	$1,100,606	$993,727
Distribution and services	322,805	222,464	1,148,598	512,580
Total revenues	704,845	541,274	2,249,204	1,506,307

Costs and expenses:
Costs of sales and operating expenses	498,421	378,750	1,640,366	1,048,299
Selling, general and administrative	70,032	51,712	239,416	144,404
Taxes, other than on income	10,523	6,518	29,610	19,511
Depreciation and amortization	57,930	51,206	167,640	147,669
Loss (gain) on disposition of assets	(18)	159	(2,358)	199
Total costs and expenses	636,888	488,345	2,074,674	1,360,082

Operating income	67,957	52,929	174,530	146,225
Other income (expense)	1,454	320	4,586	(41)
Interest expense	(12,345)	(5,388)	(34,665)	(14,310)

Earnings before taxes on income	57,066	47,861	144,451	131,874
Provision for taxes on income	(15,116)	(19,072)	(41,042)	(49,468)

Net earnings	41,950	28,789	103,409	82,406
Less: Net earnings attributable to noncontrolling interests	(134)	(182)	(520)	(538)

Net earnings attributable to Kirby	$41,816	$28,607	$102,889	$81,868

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.70	$0.52	$1.72	$1.51
Diluted	$0.70	$0.52	$1.72	$1.50

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	($ in thousands)

Net earnings	$41,950	$28,789	$103,409	$82,406
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	438	507	855	15,393
Foreign currency translation adjustments	(60)	(164)	(69)	(164)
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	(7,925)	—
Total other comprehensive income (loss), net of taxes	378	343	(7,139)	15,229

Total comprehensive income, net of taxes	42,328	29,132	96,270	97,635
Net earnings attributable to noncontrolling interests	(134)	(182)	(520)	(538)

Comprehensive income attributable to Kirby	$42,194	$28,950	$95,750	$97,097

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017
	($ in thousands)
Cash flows from operating activities:
Net earnings	$103,409	$82,406
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	167,640	147,669
Provision for deferred income taxes	36,838	32,783
Amortization of unearned share-based compensation	16,649	8,991
Amortization of major maintenance costs	15,600	15,232
Amortization of debt issuance costs	898	786
Other	(2,023)	180
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(66,707)	(28,592)
Net cash provided by operating activities	272,304	259,455

Cash flows from investing activities:
Capital expenditures	(231,752)	(133,437)
Acquisitions of businesses and marine equipment, net of cash acquired	(499,227)	(451,219)
Proceeds from disposition of assets	27,806	29,743
Net cash used in investing activities	(703,173)	(554,913)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities	(88,392)	298,424
Borrowings (payments) on long-term debt	499,295	(1,065)
Payments of debt issue costs	(4,276)	(1,243)
Proceeds from exercise of stock options	13,264	2,076
Payments related to tax withholding for share-based compensation	(4,821)	(2,899)
Other	(686)	(643)
Net cash provided by financing activities	414,384	294,650
Decrease in cash and cash equivalents	(16,485)	(808)

Cash and cash equivalents, beginning of year	20,102	5,634
Cash and cash equivalents, end of period	$3,617	$4,826

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$37,175	$18,390
Income taxes	$495	$19,388
Capital expenditures included in accounts payable	$(5,554)	$8,917
Non-cash investing activity:
Stock issued in acquisition	$—	$366,554
Cash acquired in acquisition	$2,313	$98
Debt assumed in acquisition	$—	$13,724

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, “Compensation – Retirement Benefits - Defined Benefit Plans – General (Subtopic 715-20):  Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” which amends the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing certain requirements, providing clarification on existing requirements and adding new requirements including adding an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.  The amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the recent federal tax reform legislation. ASU 2018-02 eliminates the stranded tax effects resulting from the recent federal tax reform legislation and will improve the usefulness of information reported to financial statement users. The amendments in ASU 2018-02 will be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the recent federal tax reform legislation is recognized. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for which financial statements have not yet been made available for issuance. The Company elected to early adopt ASU 2018-02 in the 2018 first quarter, which resulted in the reclassification of $7,925,000 from accumulated other comprehensive income (loss) to retained earnings due to the change in the federal corporate tax rate.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets. The Company adopted ASU 2017-07 on January 1, 2018 and applied the standard retrospectively. The other components of net benefit cost are shown in Note 13, Retirement Plans. As a result of the adoption, for the three months and nine months ended September 30, 2017, the Company reclassified income of $433,000 and $189,000, respectively, from operating expense into non-operating expense in the condensed statement of earnings.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.    The method of adoption may be a modified retrospective approach or an approach that utilizes recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption.  The Company has formed a project team to evaluate the impact that the adoption of this standard will have on its consolidated financial statements and disclosures. The project team has completed training on the new standard and has started lease review and documentation, including review of practical expedients available.  The project team has also selected a software package and continued to load the lease population into the system.  The Company has not selected a method of adoption and has not yet determined the effect of ASU 2016-02 on its ongoing financial reporting.

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

The following tables summarize the financial statement line items within the Company’s condensed consolidated financial statements impacted by ASU 2014-09 for the three months and nine months ended September 30, 2018 (in thousands):

	Three months ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change

Statements of earnings:
Distribution and services revenues	$322,805	$349,805	$(27,000)
Costs of sales and operating expenses	$498,421	$520,721	$(22,300)
Operating income	$67,957	$72,657	$(4,700)
Earnings before taxes on income	$57,066	$61,766	$(4,700)
Provision for taxes on income	$(15,116)	$(16,282)	$1,166
Net earnings attributable to Kirby	$41,816	$45,350	$(3,534)

Statements of comprehensive income:
Net earnings	$41,950	$45,484	$(3,534)
Comprehensive income attributable to Kirby	$42,194	$45,728	$(3,534)

	Nine months ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change

Statements of earnings:
Distribution and services revenues	$1,148,598	$1,154,398	$(5,800)
Costs of sales and operating expenses	$1,640,366	$1,645,166	$(4,800)
Operating income	$174,530	$175,530	$(1,000)
Earnings before taxes on income	$144,451	$145,451	$(1,000)
Provision for taxes on income	$(41,042)	$(41,295)	$253
Net earnings attributable to Kirby	$102,889	$103,636	$(747)

Statements of comprehensive income:
Net earnings	$103,409	$104,156	$(747)
Comprehensive income attributable to Kirby	$95,750	$96,497	$(747)

Statements of cash flows:
Net earnings	$103,409	$104,156	$(747)
Provision for deferred income taxes	$36,838	$36,585	$253
Decrease in cash flows resulting from changes in operating assets and liabilities, net	$(66,707)	$(67,201)	$494

The following table summarizes the balance sheet line items within the Company’s condensed consolidated financial statements as of September 30, 2018 impacted by ASU 2014-09 (in thousands):

	September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Balance sheets:
Trade receivables	$400,870	$466,599	$(65,729)
Inventories – net	$453,173	$395,773	$57,400
Total assets	$5,854,332	$5,862,661	$(8,329)
Deferred revenues	$75,843	$70,372	$5,471
Deferred income taxes	$544,882	$548,235	$(3,353)
Retained earnings	$2,748,029	$2,758,476	$(10,447)
Total liabilities and equity	$5,854,332	$5,862,661	$(8,329)

(3)	REVENUES

The following table sets forth the Company’s revenues by major source for the three months and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Marine transportation segment:
Inland transportation	$288,573	$220,177	$827,848	$681,879
Coastal transportation	93,467	98,633	272,758	311,848
	$382,040	$318,810	$1,100,606	$993,727
Distribution and services segment:
Oil and gas	$201,475	$159,492	$780,825	$350,295
Commercial and industrial	121,330	62,972	367,773	162,285
	$322,805	$222,464	$1,148,598	$512,580

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

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. The amount of revenue recognized in the 2018 first nine months that was included in the opening contract liability balance was $39,492,000. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet. The Company expects to recognize revenue of $35,836,000 in the 2018 fourth quarter and $40,007,000 in 2019 related to deferred revenue as of September 30, 2018. The Company did not have any contract assets at September 30, 2018 or December 31, 2017.

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

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$2,313
Accounts receivable	27,527
Prepaid expenses and other current assets	5,323
Property and equipment	497,951
Goodwill	8,134
Other assets	31
Total assets	$541,279

Liabilities:
Accounts payable	17,012
Accrued liabilities	14,127
Deferred income taxes	42,392
Other long-term liabilities	45,826
Total liabilities	$119,357
Net assets acquired	$421,922

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

As a result of the acquisition, the Company recorded $8,134,000 of goodwill of which the majority will be deductible for tax purposes. The Company also incurred $11,100,000 of intangible liabilities related to unfavorable contracts with a weighted average amortization period of approximately 4.9 years. Acquisition related costs of $3,379,000, consisting primarily of legal, audit and other professional fees plus other expenses, were expensed as incurred to selling, general and administrative expense in the 2018 first nine months.

Pro forma results of the acquisitions made in the 2018 first nine months have not been presented as the pro forma revenues, earnings before taxes on income, net earnings and net earnings per share would not be materially different from the Company’s actual results.

(5)	INVENTORIES

The following table presents the details of inventories as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Finished goods	$336,703	$242,333
Work in process	116,470	73,396
	$453,173	$315,729

(6)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at September 30, 2018 and December 31, 2017 was $1,369,932,000 and $984,017,000, respectively, which differs from the carrying amounts of $1,399,931,000 and $992,406,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the 2017 fourth quarter, the Company reduced certain vessels to fair value due to its decision to put certain older out-of-service vessels up for sale in its marine transportation segment. The fair value of these vessels was $12,550,000 at December 31, 2017, and is presented in prepaid expenses and other current assets.

(7)	LONG-TERM DEBT

On February 12, 2018, the Company issued $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which was $11,608,000. The Company received cash proceeds of $495,019,000, net of the original issue discount of $705,000 and debt issuance costs of $4,276,000. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman. The remaining net proceeds of the sale of the 2028 Notes were used for the repayment of indebtedness under the Company’s bank credit facilities.

(8)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Compensation cost	$3,098	$3,067	$16,649	$8,991
Income tax benefit	$709	$1,234	$4,747	$3,386

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

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At September 30, 2018, 1,573,527 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2018:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2017	654,655	$66.45
Granted	115,797	$75.50
Exercised	(283,886)	$67.71
Forfeited	(21,864)	$102.42
Outstanding at September 30, 2018	464,702	$69.85

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$51.23	90,975	4.3	$51.23		57,438	$51.23
$64.65 - $68.50	126,260	5.0	$67.23		41,116	$67.40
$70.65 - $75.50	207,156	4.7	$74.56		91,359	$73.36
$93.64 - $101.46	40,311	2.4	$95.90		40,311	$95.90
$51.23 - $101.46	464,702	4.5	$69.85	$6,312,000	230,224	$70.72	$3,204,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2018:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2017	364,121	$65.84
Vested	(144,240)	$72.66
Forfeited	(3,949)	$64.68
Nonvested balance at September 30, 2018	215,932	$64.73

The following is a summary of RSU activity under the employee plan described above for the nine months ended September 30, 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2017	—	$—
Granted	143,890	$75.59
Forfeited	(2,105)	$75.50
Nonvested balance at September 30, 2018	141,785	$75.59

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2018, 486,058 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2018:

	Outstanding Non-Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	157,617	$67.54
Granted	2,640	$85.30
Exercised	(29,153)	$57.47
Outstanding at September 30, 2018	131,104	$70.14

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	0.6	$29.60		6,000	$29.60
$41.24 – $56.45	31,276	2.2	$50.61		31,276	$50.61
$61.89 – $62.48	28,000	3.8	$62.27		28,000	$62.27
$70.65 – $99.52	65,828	5.4	$86.45		64,508	$86.48
$29.60 – $99.52	131,104	4.1	$70.14	$2,114,000	129,784	$69.98	$2,114,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2018:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested balance at December 31, 2017	319	$70.65
Granted	21,373	$85.70
Vested	(847)	$79.78
Nonvested balance at September 30, 2018	20,845	$85.71

The total intrinsic value of all stock options exercised under all of the Company’s plans was $6,709,000 and $1,585,000 for the nine months ended September 30, 2018 and 2017, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $1,912,000 and $597,000 for the nine months ended September 30, 2018 and 2017, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $11,454,000 and $7,046,000 for the nine months ended September 30, 2018 and 2017, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,264,000 and $2,654,000 for the nine months ended September 30, 2018 and 2017, respectively.

There were no RSU vestings for the nine months ended September 30, 2018.

As of September 30, 2018, there was $2,770,000 of unrecognized compensation cost related to nonvested stock options, $10,296,000 related to nonvested restricted stock awards and $6,227,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 1.7 years, restricted stock awards over approximately 2.3 years and RSUs over approximately 4.1 years. The total fair value of options vested was $3,170,000 and $2,511,000 during the nine months ended September 30, 2018 and 2017, respectively. The fair value of the restricted stock vested was $11,454,000 and $7,046,000 for the nine months ended September 30, 2018 and 2017, respectively.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $23.53 and $20.72, respectively. The fair value of the stock options granted during the nine months ended September 30, 2018 and 2017 was $2,787,000 and $2,616,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017
Dividend yield	None	None
Average risk-free interest rate	2.7%	2.0%
Stock price volatility	27%	27%
Estimated option term	Six years	Six years

(9)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three months ended September 30,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$580	$(142)	$438	$822	$(315)	$507
Foreign currency translation	(60)	—	(60)	(164)	—	(164)
Total	$520	$(142)	$378	$658	$(315)	$343

	Nine months ended September 30,
	2018			2017
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,739	$(423)	$1,316	$2,939	$(1,125)	$1,814
Actuarial gains (losses)	(609)	148	(461)	22,014	(8,435)	13,579
Adoption of ASU 2018-02 – reclassification to retained earnings	—	(7,925)	(7,925)	—	—	—
Foreign currency translation	(69)	—	(69)	(164)	—	(164)
Total	$1,061	$(8,200)	$(7,139)	$24,789	$(9,560)	$15,229

(a)	Actuarial gains/(losses) are amortized into other income (expense). (See Note 13 – Retirement Plans)

(10)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $5,837,000 and $21,757,000 for the three months and nine months ended September 30, 2018, respectively, and $4,967,000 and $15,342,000 for the three months and nine months ended September 30, 2017, respectively, have been eliminated from the tables below. The related intersegment profit of $584,000 and $2,176,000 for the three months and nine months ending September 30, 2018, respectively, and $497,000 and $1,534,000 for the three months and nine months ending September 30, 2017, respectively, have also been eliminated from the tables below.

The following table sets forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2018 and 2017 and total assets as of September 30, 2018 and December 31, 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Marine transportation	$382,040	$318,810	$1,100,606	$993,727
Distribution and services	322,805	222,464	1,148,598	512,580
	$704,845	$541,274	$2,249,204	$1,506,307
Segment profit (loss):
Marine transportation	$48,517	$35,649	$102,925	$106,992
Distribution and services	23,914	21,947	101,069	51,983
Other	(15,365)	(9,735)	(59,543)	(27,101)
	$57,066	$47,861	$144,451	$131,874

	September 30, 2018	December 31, 2017
Total assets:
Marine transportation	$4,191,514	$3,485,099
Distribution and services	1,601,407	1,567,085
Other	61,411	75,243
	$5,854,332	$5,127,427

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
General corporate expenses	$(4,492)	$(4,508)	$(31,822)	$(12,551)
Gain (loss) on disposition of assets	18	(159)	2,358	(199)
Interest expense	(12,345)	(5,388)	(34,665)	(14,310)
Other income (expense)	1,454	320	4,586	(41)
	$(15,365)	$(9,735)	$(59,543)	$(27,101)

General corporate expenses for the nine months ended September 30, 2018 include $18,057,000 of one-time non-deductible expense related to the retirement of the Company’s executive Chairman of the Board of Directors, effective April 30, 2018. He will continue to serve as Chairman of the Board in a non-executive role.

The following table presents the details of “Other” total assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
General corporate assets	$59,229	$73,353
Investment in affiliates	2,182	1,890
	$61,411	$75,243

(11)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings (loss) before taxes on income:
United States	$57,980	$47,861	$147,506	$131,874
Foreign	(914)	—	(3,055)	—
	$57,066	$47,861	$144,451	$131,874
Provision for taxes on income:
Federal:
Current	$—	$3,617	$—	$13,605
Deferred	13,457	14,132	36,350	32,783
State and local:
Current	1,559	1,323	3,965	3,080
Deferred	—	—	488	—
Foreign - current	100	—	239	—
	$15,116	$19,072	$41,042	$49,468

(12)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net earnings attributable to Kirby	$41,816	$28,607	$102,889	$81,868
Undistributed earnings allocated to restricted shares	(166)	(213)	(438)	(599)
Income available to Kirby common stockholders - basic	41,650	28,394	102,451	81,269
Undistributed earnings allocated to restricted shares	166	213	438	599
Undistributed earnings reallocated to restricted shares	(165)	(213)	(437)	(599)
Income available to Kirby common stockholders - diluted	$41,651	$28,394	$102,452	$81,269

Shares outstanding:
Weighted average common stock issued and outstanding	59,875	55,177	59,782	54,364
Weighted average unvested restricted stock	(237)	(412)	(255)	(398)
Weighted average common stock outstanding - basic	59,638	54,765	59,527	53,966
Dilutive effect of stock options and restricted stock units	146	38	141	55
Weighted average common stock outstanding - diluted	59,784	54,803	59,668	54,021

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.70	$0.52	$1.72	$1.51
Diluted	$0.70	$0.52	$1.72	$1.50

Certain outstanding options to purchase approximately 189,000 and 548,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2018 and 2017, respectively, as such stock options would have been antidilutive.

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

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,692,000. The Company made a pension contribution to the Higman plan of $6,717,000 in March 2018 to complete all required funding for the 2016 and 2017 years and make its 2018 first quarter contribution. The Company expects to make additional contributions to the Higman pension plan of approximately $1,385,000 in the fourth quarter of 2018 for the 2018 year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2018	2017	2018	2017
Service cost	$1,722	$1,742	$—	$—
Interest cost	3,939	3,320	12	14
Expected return on plan assets	(5,696)	(4,595)	—	—
Amortization of actuarial loss	723	981	6	7
Net periodic benefit cost	$688	$1,448	$18	$21

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2018	2017	2018	2017
Service cost	$5,816	$8,934	$—	$—
Interest cost	11,544	10,409	36	43
Expected return on plan assets	(16,712)	(13,600)	—	—
Amortization of actuarial loss	2,168	3,419	18	21
Net periodic benefit cost	$2,816	$9,162	$54	$64

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Other Postretirement Benefits		Other Postretirement Benefits
	Postretirement Welfare Plan		Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	6	6	18	20
Amortization of actuarial gain	(149)	(166)	(447)	(501)
Net periodic benefit cost	$(143)	$(160)	$(429)	$(481)

(14)	CONTINGENCIES

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”), ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board (“NTSB”) designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident.  On the same date, the Canadian government filed charges against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001. The Company is preparing its responses and is unable to estimate the potential exposure in either proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,719,000 at September 30, 2018, including $8,857,000 in letters of credit and $14,862,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average number of common stock - diluted	59,784	54,803	59,668	54,021

The increase in the weighted average number of common shares for the 2018 third quarter and first nine months compared with the 2017 third quarter and first nine months primarily reflected the issuance of 5,696,259 shares of common stock associated with the acquisition of Stewart & Stevenson LLC (“S&S”) on September 13, 2017, and the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2018, the Company operated a fleet of 981 inland tank barges with 21.6 million barrels of capacity, and operated an average of 282 inland towboats. The Company’s coastal fleet consisted of 54 tank barges with 5.1 million barrels of capacity and 50 coastal tugboats. The Company also owns and operates five offshore dry-bulk cargo barges, five offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For the 2018 third quarter, net earnings attributable to Kirby were $41,816,000, or $0.70 per share, on revenues of $704,845,000, compared with 2017 third quarter net earnings attributable to Kirby of $28,607,000, or $0.52 per share, on revenues of $541,274,000.  For the 2018 first nine months, net earnings attributable to Kirby were $102,889,000, or $1.72 per share, on revenues of $2,249,204,000, compared with 2017 first nine months net earnings attributable to Kirby of $81,868,000, or $1.50 per share, on revenues of $1,506,307,000.  The 2018 third quarter and first nine months reflected the integration of Targa’s pressure barge fleet, acquired on May 10, 2018, and the integration of Higman, acquired on February 14, 2018.  The 2018 second quarter included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018.  The 2018 first quarter included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the Higman acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman.  In addition, the 2018 first quarter included $3,938,000 before taxes, or $0.05 per share, of non-cash expenses related to an amendment to the employee stock award plan.  The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.  The 2017 third quarter and first nine months were negatively impacted by pre-tax expenses related to the acquisition of S&S of $764,000, or $0.01 per share, and $1,471,000, or $0.02 per share, respectively.

Marine Transportation

For the 2018 third quarter and first nine months, the Company’s marine transportation segment generated 54% and 49%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2018 third quarter and first nine months increased 20% and 11%, respectively, when compared with the 2017 third quarter and first nine months revenues.  The increases were primarily due to the addition of the Higman inland tank barges acquired on February 14, 2018 and the Targa pressure barges acquired on May 10, 2018, and improved barge utilization and spot contract pricing in the inland market.  Partially offsetting these increases were lower term and spot contract pricing in the coastal market, weaker average term contract pricing in the inland market in the 2018 first half, poor seasonal weather conditions in the first four months of 2018, and fewer coastal tank barges available with the impairment and retirement of 12 tank barges in the 2017 fourth quarter.  The segment’s operating income for the 2018 third quarter increased 36% compared with the 2017 third quarter due to the acquisitions of Higman and Targa’s pressure barge fleet, improved term and spot contract pricing in the inland market, and improved barge utilization in the inland market.  The segment’s operating income decreased 4% for the 2018 first nine months compared with the 2017 first nine months primarily due to lower coastal term and spot contract pricing, weaker average inland term contract pricing in the 2018 first half, and poor seasonal weather conditions in the first four months of 2018.  The 2018 first nine months were also impacted by the Higman transaction costs, severance and retirement costs, and the amendment to the employee stock award plan; all of which were incurred in the 2018 first quarter and are discussed above.  For the 2018 and 2017 third quarters and first nine months, the inland tank barge fleet contributed 76% and 69%, respectively, and the coastal fleet contributed 24% and 31%, respectively, of marine transportation revenues.

Tank barge utilization levels of the Company’s inland marine transportation markets were in the low to mid-90% range during the 2018 third quarter compared with the high 80% to low 90% range during the 2018 second quarter and mid-80% to mid-90% range during the 2017 third quarter.  Increasing volumes from petrochemical and black oil customers, lock infrastructure projects in Louisiana as well as on the Ohio River, and refinery turnarounds contributed to increased utilization during the 2018 third quarter compared to the 2018 second quarter.  Lower utilization levels in the 2017 third quarter were due to deteriorated operating conditions for the Company’s inland marine transportation markets after Hurricane Harvey made land-fall on the Gulf Coast at the end of August 2017. Unrelated and coinciding infrastructure repairs on the upper Mississippi River further decreased operating efficiency in September 2017.

Coastal tank barge utilization levels were in the 80% range during the 2018 second and third quarters compared with the high 70% range during the 2018 first quarter and low 60% to mid-60% range during the 2017 third quarter. The improvement in utilization in 2018 primarily reflected the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry.

During the 2018 third quarter and first nine months, approximately 65% of marine transportation inland revenues were under term contracts and 35% were spot contract revenues. For the 2017 third quarter and first nine months, approximately 75% of inland revenues were under term contracts and 25% were spot contract revenues.  Inland time charters during the 2018 third quarter and first nine months represented 58% and 59%, respectively, of the revenues under term contracts compared with 48% in the 2017 third quarter and first nine months. Rates on inland term contracts renewed in the 2018 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2017. Rates on inland term contracts renewed in the 2018 second quarter increased in the 1% to 3% average range compared with term contracts renewed in the second quarter of 2017.  In the 2018 third quarter, rates on inland term contracts renewed increased in the 3% to 5% average range compared with term contracts renewed in the third quarter of 2017.  Spot contract rates increased in the 3% to 5% range in the 2018 third quarter compared to the 2018 second quarter and increased in the 20% to 25% range compared to the 2017 third quarter.  Effective January 1, 2018, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.0%, excluding fuel.

During the 2018 and 2017 third quarters and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2018 and 2017 third quarters and first nine months.  Spot contract pricing for the 2018 third quarter was stable compared with pricing for the 2018 first half.  Term contract pricing for the 2018 third quarter was modestly higher compared to the 2018 first half.  However, compared with the 2017 third quarter and first nine months, both term and spot contract pricing declined in the 10% to 15% range, contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.

The marine transportation operating margin was 12.7% for the 2018 third quarter compared with 11.2% for the 2017 third quarter and 9.4% for the 2018 first nine months compared with 10.8% for the 2017 first nine months.

Distribution and Services

For the 2018 third quarter and first nine months, the distribution and services segment generated 46% and 51%, respectively, of the Company’s revenue.  For the 2018 third quarter and first nine months, 40% and 37% of the distribution and services segment revenue was generated from overhauls and service, 39% and 34% from direct parts sales and 21% and 29% from manufacturing, respectively. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for the 2018 third quarter and first nine months increased 45% and 124%, respectively, when compared with the third quarter and first nine months of 2017.  Operating income for the 2018 third quarter and first nine months increased 9% and 94%, respectively, when compared with the third quarter and first nine months of 2017.  The higher revenues and operating income were primarily attributable to the acquisition of S&S, completed on September 13, 2017, as well as increased demand in the oil and gas market for the manufacturing of oilfield service equipment, including new pressure pumping units, the sale and distribution of engines and related parts, and improving market conditions in the commercial marine diesel engine repair business, partially offset by lower demand in the 2018 third quarter for new and overhauled transmissions and related parts and remanufactured pressure pumping units from some key oilfield customers.  For the 2018 third quarter and first nine months, the oil and gas market contributed 62% and 68%, respectively, of the distribution and services revenues.  However, the strong demand challenged the Company’s vendor supply chain throughout 2018, creating delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue. In the commercial and industrial market, which contributed 38% and 32% of the distribution and services revenues for the 2018 third quarter and first nine months, respectively, the marine sector experienced higher service levels for medium-speed diesel engine overhauls and related parts sales throughout the 2018 first nine months.  The power generation sector saw increased demand from commercial customers for specialty rental units and back-up power systems in the 2018 second and third quarters in anticipation of and as a result of summer storms after the seasonal decline in the rental of stand-by power generators in the 2018 first quarter. Demand in the nuclear power generation market was stable compared to the 2017 third quarter and first nine months.

The distribution and services segment operating margin for the 2018 third quarter was 7.4% compared with 9.9% for the 2017 third quarter. For the 2018 first nine months, the operating margin was 8.8% compared with 10.1% for the first nine months of 2017.

Cash Flow and Capital Expenditures

Net cash provided by operating activities for the 2018 first nine months was $272,304,000 compared with $259,455,000 for the 2017 first nine months, a 5% increase, primarily due to a $21,003,000 increase in net earnings, a $19,971,000 increase in depreciation and amortization expense, a $7,658,000 increase in unearned compensation expense, and a $4,055,000 increase in deferred income taxes, partially offset by a $38,115,000 net decrease in cash flows resulting from changes in operating assets and liabilities for the 2018 first nine months.  The net decrease in cash flows from the change in operating assets and liabilities was primarily due to higher inventories, including work in progress, in the distribution and services oil and gas market during the 2018 first nine months, primarily to support the increased business activity levels, partially offset by a decrease in trade receivables due to a decrease in revenues recognized in the distribution and services oil and gas market in the 2018 third quarter.  In addition, during the 2018 and 2017 first nine months, the Company generated cash of $27,806,000 and $29,743,000, respectively, from proceeds from the disposition of assets, and $13,264,000 and $2,076,000, respectively, from proceeds from the exercise of stock options.

For the 2018 first nine months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $231,752,000, including $19,111,000 for inland tank barge and towboat construction, $29,910,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $60,338,000 for a 155,000 barrel coastal ATB under construction purchased from a competitor that is scheduled to be delivered in the 2018 fourth quarter, $122,393,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $499,227,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 30.2% at September 30, 2018 from 24.2% at December 31, 2017, primarily due to borrowings under the 2028 Notes to purchase Higman in the 2018 first quarter and borrowings under the Company’s revolving credit facility for the acquisition of Targa’s pressure barge fleet and the purchase of the 155,000 barrel coastal ATB under construction in the 2018 second quarter, offset by the increase in total equity from net earnings attributable to Kirby for the 2018 first nine months of $102,889,000 and the exercise of stock options and the amortization of unearned equity compensation.  As of September 30, 2018, the Company had $406,948,000 outstanding under its Revolving Credit Facility, $500,000,000 of senior notes outstanding and $500,000,000 of the 2028 Notes outstanding, offset by $7,525,000 in unamortized debt discount and issuance costs.

During the 2018 first nine months, the Company took delivery of one new inland tank barge with a capacity of approximately 29,000 barrels, acquired 161 inland tank barges with the Higman acquisition with a total capacity of approximately 4,714,000 barrels, acquired 16 pressure barges from Targa with a total capacity of approximately 258,000 barrels, acquired two inland tank barges with a total capacity of approximately 35,000 barrels, took delivery of a new inland tank barge with a capacity of 26,000 barrels, which is being leased, and retired 41 inland tank barges, reducing its capacity by approximately 736,000 barrels.  The net result was an increase of 140 inland tank barges and approximately 4,326,000 barrels of capacity during the first nine months of 2018.

The Company projects that capital expenditures for 2018 will be in the $275,000,000 to $290,000,000 range. The 2018 construction program will consist of one 30,000 barrel inland tank barge, progress payments on the construction of 15 inland towboats, five of which will be placed in service in 2018 and the remaining ten in 2019 and 2020, progress payments on the construction of six 5000 horsepower coastal ATB tugboats, two of which were placed in service in the 2018 third quarter, one of which will be placed in service in the 2018 fourth quarter and three in 2019, and total payments on a 155,000 barrel coastal ATB under construction that is scheduled to be delivered in the 2018 fourth quarter. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2018 payments on the new inland tank barge and towboats will be approximately $30,000,000, 2018 progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $35,000,000 and total payments on the 155,000 barrel coastal ATB will be approximately $65,000,000.  Approximately $135,000,000 to $145,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities.  The balance of $10,000,000 to $15,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Outlook

Reduced crude oil volumes to be moved by tank barge due to a decline in oil prices, a decline in domestic drilling and additional pipeline capacity, coupled with the large number of inland tank barges built during 2015 and 2016, and coastal tank barges built during 2016 and 2017, many of which were originally built for the movement of crude oil and natural gas condensate, resulted in excess industry-wide tank barge capacity and lower equipment utilization for both the inland and coastal marine transportation markets. This extra capacity placed inland and coastal tank barge utilization and rates under pressure.

However, with continued industry-wide inland tank barge retirements, minimal new inland tank barge construction and higher customer demand, the result of increased production from current facilities, plant expansions and the opening of new facilities, inland utilization has improved and is anticipated to be in the low to mid-90% range for the fourth quarter of 2018.   The 2018 fourth quarter inland utilization will also be helped by continued lock closures and seasonal weather impacts.  With utilization in the inland market in the low to mid-90% range in the 2018 third quarter, the high 80% to low 90% range during the 2018 second quarter and the mid-90% level during the 2018 first quarter, which led to improved spot contract pricing during the 2018 first nine months and improved term contract pricing during the 2018 second and third quarters, the Company anticipates term contracts to continue to renew higher in the 2018 fourth quarter.

As of September 30, 2018, the Company estimated there were approximately 3,800 inland tank barges in the industry fleet, of which approximately 400 were over 30 years old and approximately 250 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that many older tank barges will be removed from service during 2018. The Company estimates that approximately 65 tank barges were ordered during 2017 and 2018 for delivery throughout 2018, three of which are for the Company, and many older tank barges, including an expected 44 by the Company, will be retired, dependent on 2018 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, a decline in crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2015, 2016 and 2017. Throughout 2017, the Company released chartered tugboats, idled owned barges and tugboats and reduced headcount accordingly. With additional coastal industry tank barge capacity still under construction with deliveries scheduled for 2018 and 2019, and utilization rates in the mid-60% range, during the 2017 fourth quarter, the Company impaired and retired 12 out-of-service coastal tank barges and 21 inactive coastal tugboats.  With its reduced coastal fleet, the Company expects coastal tank barge utilization to be in the 80% range for the 2018 fourth quarter, with a stabilized pricing environment.  However, planned shipyards in the 2018 fourth quarter for a few large capacity vessels will negatively impact revenue and profit in the fourth quarter compared to the 2018 third quarter.

As of September 30, 2018, the Company estimated there were approximately 295 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 30 years old.  In June 2018, the Company purchased a 155,000 barrel coastal ATB under construction from a competitor that is scheduled to be delivered to the Company in the 2018 fourth quarter.  The Company is aware of three announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in the 2018 fourth quarter and 2019.

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

The United States land rig count improved in 2017 and the 2018 first nine months from the lows in 2016, oil prices traded in the $40 to $75 per barrel range, and service intensity in the well completion business increased. In addition, the condition of the industry’s inactive pressure pumping fleet remains poor. Based on these positive conditions, the Company experienced a better market in 2017 and the first nine months of 2018 and anticipates the trend to continue through the 2018 fourth quarter for the strong demand for pressure pumping unit remanufacturing and this demand is anticipated to generate orders for the manufacture of pressure pumping units and ancillary oilfield service support equipment.  However, the strong demand has challenged the Company’s vendor supply chain throughout 2018, creating delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue.  Additionally, temporary reductions in oilfield activity is expected to persist in the 2018 fourth quarter and result in lower demand for new and overhauled transmissions.  As a result of these dynamics, the Company expects revenues and profits in the distribution and services oil and gas market for the 2018 fourth quarter to be flat to up modestly compared to the 2018 third quarter and reduced as compared to the 2018 first half.

For the distribution and services commercial and industrial market, the Company anticipates the 2018 fourth quarter to be flat to modestly down over the 2018 third quarter, primarily driven by seasonal declines in demand for standby power generation and other specialty equipment rentals following the hurricane season, as well as reduction in sales of refrigeration units following the summer peak.

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

Results of Operations

The Company reported 2018 third quarter net earnings attributable to Kirby of $41,816,000, or $0.70 per share, on revenues of $704,845,000, compared with 2017 third quarter net earnings attributable to Kirby of $28,607,000, or $0.52 per share, on revenues of $541,274,000.  Net earnings attributable to Kirby for the 2018 first nine months were $102,889,000, or $1.72 per share, on revenues of $2,249,204,000, compared with $81,868,000, or $1.50 per share, on revenues of $1,506,307,000 for the 2017 first nine months.  The 2018 third quarter and first nine months reflected the integration of Targa’s pressure barge fleet, acquired on May 10, 2018, and the integration of Higman, acquired on February 14, 2018.  The 2018 second quarter included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018.  The 2018 first quarter included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the Higman acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman.  In addition, the 2018 first quarter included $3,938,000 before taxes, or $0.05 per share, of non-cash expenses related to an amendment to the employee stock award plan.  The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.  The 2017 third quarter and first nine months were negatively impacted by pre-tax expenses related to the acquisition of S&S of $764,000, or $0.01 per share, and $1,471,000, or $0.02 per share, respectively.

The following table sets forth the Company’s marine transportation and distribution and services revenues for the 2018 third quarter compared with the third quarter of 2017, the first nine months of 2018 compared with the first nine months of 2017 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018	%	2017	%	2018	%	2017	%
Marine transportation	$382,040	54%	$318,810	59%	$1,100,606	49%	$993,727	66%
Distribution and services	322,805	46	222,464	41	1,148,598	51	512,580	34
	$704,845	100%	$541,274	100%	$2,249,204	100%	$1,506,307	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2018, the Company operated 981 inland tank barges, including 32 leased barges, with a total capacity of 21.6 million barrels. This compares with 848 inland tank barges operated as of September 30, 2017, including 31 leased barges, with a total capacity of 17.4 million barrels. The Company operated an average of 282 inland towboats during the 2018 third quarter, of which an average of 75 were chartered, compared with 215 during the 2017 third quarter, of which an average of 59 were chartered. The Company’s coastal tank barge fleet as of September 30, 2018, consisted of 54 tank barges, six of which were leased, with 5.1 million barrels of capacity, and 50 tugboats, four of which were chartered. This compares with 67 coastal tank barges operated as of September 30, 2017, seven of which were leased, with 6.2 million barrels of capacity, and 70 tugboats, five of which were chartered. The Company owns and operates five offshore dry-bulk cargo barges and five offshore tugboats engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2018 compared with the three months and nine months ended September 30, 2017 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Marine transportation revenues	$382,040	$318,810	20%	$1,100,606	$993,727	11%

Costs and expenses:
Costs of sales and operating expenses	248,347	205,104	21	744,154	652,474	14
Selling, general and administrative	29,408	26,825	10	94,456	82,287	15
Taxes, other than on income	8,624	5,651	53	23,805	17,598	35
Depreciation and amortization	47,144	45,581	3	135,266	134,376	—
	333,523	283,161	18	997,681	886,735	13
Operating income	$48,517	$35,649	36%	$102,925	$106,992	(4)%
Operating margins	12.7%	11.2%		9.4%	10.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2018 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2018 Third Quarter Revenue Distribution	2018 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	57%	56%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	22%	21%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	18%	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2018 third quarter and first nine months increased 20% and 11%, respectively, when compared with the 2017 third quarter and first nine months revenues.  The increases were primarily due to the addition of the Higman inland tank barges acquired on February 14, 2018 and the Targa pressure barges acquired on May 10, 2018, and improved barge utilization and spot contract pricing in the inland market.  Partially offsetting these increases were lower term and spot contract pricing in the coastal market, weaker average term contract pricing in the inland market in the 2018 first half, poor seasonal weather conditions in the first four months of 2018, and fewer coastal tank barges available with the impairment and retirement of 12 tank barges in the 2017 fourth quarter.  Demand in the coastal markets continued to be impacted by the oversupply of tank barges in the coastal industry.  For the 2018 and 2017 third quarters and first nine months, the inland tank barge fleet contributed 76% and 69%, respectively, and the coastal fleet contributed 24% and 31%, respectively, of marine transportation revenues.  Tank barge utilization levels of the Company’s inland marine transportation markets were in the low to mid-90% range in the 2018 third quarter compared with the high 80% to low 90% range during the 2018 second quarter and mid-80% to mid-90% range during the 2017 third quarter.  Increasing volumes from petrochemical and black oil customers, lock infrastructure projects in Louisiana as well as on the Ohio River, and refinery turnarounds contributed to increased utilization during the 2018 third quarter compared to the 2018 second quarter.  Lower utilization levels in the 2017 third quarter were due to deteriorated operating conditions for the Company’s inland marine transportation markets after Hurricane Harvey made land-fall on the Gulf Coast at the end of August 2017. Unrelated and coinciding infrastructure repairs on the upper Mississippi River further decreased operating efficiency in September 2017.  Coastal tank barge utilization levels were in the 80% range during the 2018 second and third quarters compared with the high 70% range during the 2018 first quarter and low 60% to mid-60% range during the 2017 third quarter.  The coastal utilization improvement in 2018 was primarily due to the impairment and retirement of 12 coastal tank barges in the 2017 fourth quarter.

The petrochemical market, the Company’s largest market, contributed 57% and 56%, of marine transportation revenues for the 2018 third quarter and first nine months, respectively, reflecting stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, the addition of the Targa pressure barges in May 2018 and the addition of tank barges acquired in July 2017.  Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. In addition, favorable commodity prices and the addition of new petrochemical industry capacity during 2017 and the 2018 first nine months benefited the market.

The black oil market, which contributed 22% and 21% of marine transportation revenues for the 2018 third quarter and first nine months, respectively, reflected higher revenues in the inland market primarily due to the addition of the Higman fleet. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast. Revenues for the transportation of black oil products in the coastal market during the 2018 third quarter and first nine months were lower compared with the 2017 third quarter and first nine months due to the continued industry-wide over supply of tank barges in the coastal industry.

The refined petroleum products market, which contributed 18% and 19% of marine transportation revenues for the 2018 third quarter and first nine months, respectively, reflected stronger volumes in the inland market primarily due to the addition of the Higman fleet, partially offset by lower utilization in the coastal market, primarily a result of the oversupply of coastal tank barge capacity.

The agricultural chemical market, which contributed 3% and 4% of marine transportation revenues for the 2018 third quarter and first nine months, respectively, saw typical seasonal demand for transportation of both domestically produced and imported products during the 2018 first nine months.

For the third quarter of 2018, the inland operations incurred 2,534 delay days, 29% more than the 1,965 delay days that occurred during the 2017 third quarter and 46% more than the 1,735 delay days that occurred during the 2018 second quarter. For the first nine months of 2018, 6,797 delay days occurred, 21% more than the 5,599 delay days that occurred during the 2017 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors.  The increase in delay days for the 2018 third quarter compared to the 2017 third quarter and the 2018 second quarter reflected lost time incurred due to periodic closures at two locks in Louisiana as well as one on the Ohio River during the 2018 third quarter.  The increase in delay days for the 2018 first nine months compared to the 2017 first nine months reflected the lock infrastructure projects in the 2018 third quarter and the challenging operating conditions in the 2018 first quarter due to ice on the Illinois River, infrastructure issues on the Ohio River, seasonal fog and high winds, as well as lock delays along the Gulf Intracoastal Waterway.  High water conditions on the Ohio and Mississippi Rivers in the first four months of 2018 also increased delay days.

During the 2018 third quarter and first nine months, approximately 65% of marine transportation inland revenues were under term contracts 35% were spot contract revenues. For the 2017 third quarter and first nine months, approximately 75% of inland revenues were under term contracts and 25% were spot contract revenues.  Inland time charters during the 2018 third quarter and first nine months represented 58% and 59%, respectively, of the revenues under term contracts compared with 48% in the 2017 third quarter and first nine months. Rates on inland term contracts renewed in the 2018 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2017. Rates on inland term contracts renewed in the 2018 second quarter increased in the 1% to 3% average range compared with term contracts renewed in the second quarter of 2017.  In the 2018 third quarter, rates on inland term contracts renewed increased in the 3% to 5% average range compared with term contracts renewed in the third quarter of 2017.  Spot contract rates increased in the 3% to 5% range in the 2018 third quarter compared to the 2018 second quarter and increased in the 20% to 25% range compared to the 2017 third quarter.  Effective January 1, 2018, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.0%, excluding fuel.

During the 2018 and 2017 third quarters and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2018 and 2017 third quarters and first nine months.  Spot contract pricing for the 2018 third quarter was stable compared with pricing for the 2018 first half.  Term contract pricing for the 2018 third quarter was modestly higher compared to the 2018 first half.  However, compared with the 2017 third quarter and first nine months, both term and spot contract pricing declined in the 10% to 15% range, contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.

Marine Transportation Costs and Expenses

Costs and expenses for the 2018 third quarter and first nine months increased 18% and 13%, respectively, when compared with the 2017 third quarter and first nine months. Costs of sales and operating expenses for the 2018 third quarter and first nine months increased 21% and 14%, respectively, compared with the 2017 third quarter and first nine months, primarily due to the addition of the Higman fleet of inland tank barges and towboats in February 2018 and higher fuel costs.

The inland marine transportation fleet operated an average of 282 towboats during the 2018 second quarter, of which an average of 75 were chartered, compared with 215 during the 2017 third quarter, of which an average of 59 were chartered.  During the 2018 first nine months, the inland operations operated an average of 275 towboats, of which an average of 73 towboats were chartered, compared with 224 towboats operated during the 2017 first nine months, of which an average of 68 were chartered.  The increase was primarily due to the addition of inland towboats with the Higman acquisition on February 14, 2018.  Generally as demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2018 third quarter, the inland operations consumed 12.9 million gallons of diesel fuel compared to 9.5 million gallons consumed during the 2017 third quarter, driven by the Higman acquisition. The average price per gallon of diesel fuel consumed during the 2018 third quarter was $2.23 per gallon compared with $1.61 per gallon for the 2017 third quarter. For the 2018 first nine months, the inland operations consumed 36.8 million gallons of diesel fuel compared to 30.0 million gallons consumed during the 2017 first nine months, driven by the Higman acquisition. The average price per gallon of diesel fuel consumed during the 2018 first nine months was $2.13 compared with $1.71 for the 2017 first nine months.  Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2018 third quarter increased 10% compared with the 2017 third quarter, primarily due to the addition of Higman personnel and related expenses plus higher incentive compensation accruals.  For the 2018 first nine months, selling, general and administrative expenses increased 15% compared with the 2017 first nine months.  The increase included $3,261,000 of transaction costs, consisting primarily of legal, audit and other professional fees associated with the Higman acquisition, severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, and $2,378,000 of non-cash expenses related to the amendment of the employee stock award plan; all of which were incurred in the 2018 first quarter.

Taxes, other than on income for the 2018 third quarter and first nine months increased 53% and 35%, respectively, compared with the 2017 third quarter and first nine months, mainly due to higher property taxes on marine transportation equipment, including the Higman and Targa fleets, and higher waterway use taxes due to higher business activity levels, mainly due to the Higman acquisition.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2018 third quarter increased 36% compared with the 2017 third quarter and decreased 4% for the 2018 first nine months compared with the 2017 first nine months. The operating margin was 12.7% for the 2018 third quarter compared with 11.2% for the 2017 third quarter and 9.4% for the 2018 first nine months compared with 10.8% for the 2017 first nine months.  The operating income increase in the 2018 third quarter, compared to the 2017 third quarter, was primarily due to the acquisitions of Higman and Targa’s pressure barge fleet, improved term and spot contract pricing in the inland market, and improved barge utilization in the inland market.  The operating income decrease in the 2018 first nine months, compared with the 2017 first nine months, was primarily due to lower coastal term and spot contract pricing, weaker average inland term contract pricing in the 2018 first half, and poor seasonal weather conditions in the first four months of 2018.  Higman transaction costs, severance and retirement charges, and expenses related to the amendment of the employee stock award plan also negatively impacted the 2018 first quarter.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2018 compared with the three months and nine months ended September 30, 2017 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Distribution and services revenues	$322,805	$222,464	45%	$1,148,598	$512,580	124%

Costs and expenses:
Costs of sales and operating expenses	250,074	173,646	44	896,212	395,825	126
Selling, general and administrative	36,965	21,242	74	115,682	52,336	121
Taxes, other than on income	1,888	856	121	5,762	1,879	207
Depreciation and amortization	9,964	4,773	109	29,873	10,557	183
	298,891	200,517	49	1,047,529	460,597	127
Operating income	$23,914	$21,947	9%	$101,069	$51,983	94%
Operating margins	7.4%	9.9%		8.8%	10.1%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution for the 2018 third quarter and first nine months, and the customers for each market:

Markets Serviced	2018 Third Quarter Revenue Distribution	2018 Nine Months Revenue Distribution	Customers
Oil and Gas	62%	68%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	38%	32%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2018 third quarter and first nine months increased 45% and 124%, respectively, when compared with the third quarter and first nine months of 2017.  The higher revenues and operating income were primarily attributable to the acquisition of S&S, completed on September 13, 2017, as well as increased demand in the oil and gas market for the manufacturing of oilfield service equipment, including new pressure pumping units, the sale and distribution of engines and related parts, and improving market conditions in the commercial marine diesel engine repair business, partially offset by reduced demand in the 2018 third quarter for new and overhauled transmissions and related parts and remanufactured pressure pumping units from some key oilfield customers.  For the 2018 third quarter and first nine months, the oil and gas market contributed 62% and 68%, respectively, of the distribution and services revenues.  However, the strong demand challenged the Company’s vendor supply chain throughout 2018, creating delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue. In the commercial and industrial market, which contributed 38% and 32% of the distribution and services revenues for the 2018 third quarter and first nine months, respectively, the marine sector experienced higher service levels for medium-speed diesel engine overhauls and related parts sales throughout the 2018 first nine months.  The power generation sector saw increased demand from commercial customers for specialty rental units and back-up power systems in the 2018 second and third quarters in anticipation of and as a result of summer storms after the seasonal decline in the rental of stand-by power generators in the 2018 first quarter.  Demand in the nuclear power generation market was stable compared to the 2017 third quarter and first nine months.

Distribution and Services Costs and Expenses

Costs and expenses for the 2018 third quarter and first nine months increased 49% and 127%, respectively, compared with the 2017 third quarter and first nine months. Costs of sales and operating expenses for the 2018 third quarter and first nine months increased 44% and 126%, respectively, compared with the 2017 third quarter and first nine months, reflecting the acquisition of S&S on September 13, 2017, as well as increased demand for the remanufacture of pressure pumping units and transmission overhauls, improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in demand for the sale and distribution of engines, transmissions and related parts in the oil and gas market.

Selling, general and administrative expenses for the 2018 third quarter and first nine months increased 74% and 121%, respectively, compared with the 2017 third quarter and first nine months, primarily due to the S&S acquisition, as well as increased activity in the oil and gas market. The 2018 first nine months included a $171,000 severance charge incurred in the 2018 first quarter associated with the integration of S&S into the Company and $1,168,000 of non-cash expenses, also incurred in the 2018 first quarter, related to the amendment of the employee stock award plan.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2017 third quarter and first nine months increased 9% and 94%, respectively, compared with the 2017 third quarter and first nine months.  The operating margin for the 2018 third quarter was 7.4% compared with 9.9% for the 2017 third quarter and 8.8% for the 2018 first nine months compared with 10.1% for the 2017 first nine months.  The results primarily reflected the earnings contribution of S&S and continued strong demand for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, and the sale of new transmissions and related parts.

General Corporate Expenses

General corporate expenses for the 2018 third quarter were $4,492,000 compared with $4,508,000 for the 2017 third quarter.  For the 2018 first nine months, general corporate expenses were $31,822,000, a 154% increase compared with $12,551,000 for the 2017 first nine months, primarily due to a one-time non-deductible expense of $18,057,000 in the 2018 second quarter related to the retirement of the Company’s executive Chairman, effective April 30, 2018, and higher incentive compensation accruals. The Company's retired executive Chairman continues to serve as Chairman of the Board in a non-executive role.  The 2018 first nine months included $392,000 incurred in the 2018 first quarter due to the corporate portion of the amendment of the employee stock award plan.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $18,000 for the 2018 third quarter compared with a net loss of $159,000 for the 2017 third quarter. For the 2018 first nine months, the Company reported a net gain on disposition of assets of $2,358,000 compared with a net loss of $199,000 for the 2017 first nine months. The net gains and losses were predominantly from the sale or retirement of marine equipment and the sale of distribution and services’ properties.

Other Income and Expenses

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months and nine months ended September 30, 2018 compared with the three months and nine months ended September 30, 2017 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2018	2017	Change	2018	2017	Change
Other income (expense)	$1,454	$320	354%	$4,586	$(41)	n/a
Noncontrolling interests	$(134)	$(182)	(26)%	$(520)	$(538)	(3)%
Interest expense	$(12,345)	$(5,388)	129%	$(34,665)	$(14,310)	142%

Other Income (Expense)

Due to the Company’s adoption of ASU 2017-07 on January 1, 2018, other income for the 2018 third quarter and first nine months includes income of $1,159,000 and $3,375,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The standard was applied retrospectively resulting in a reclassification of income for the three months and nine months ended September 30, 2017 of $433,000 and $189,000, respectively, from operating expense to non-operating expense.

Interest Expense

Interest expense for the 2018 third quarter and first nine months increased 129% and 142%, respectively, compared with the 2017 third quarter and first nine months, primarily due to borrowings to finance the cash portion of the S&S acquisition in September 2017, the Higman acquisition in February 2018, the acquisition of Targa’s pressure barge fleet in May 2018 and the purchase of the 155,000 barrel coastal ATB under construction in June 2018. During the 2018 and 2017 third quarters, the average debt and average interest rate (excluding capitalized interest) were $1,421,613,000 and 3.6%, and $724,389,000 and 3.0%, respectively. For the first nine months of 2018 and 2017, the average debt and average interest rate (excluding capitalized interest) were $1,366,546,000 and 3.5%, and $691,374,000 and 3.0%, respectively. Interest expense excludes capitalized interest for the 2018 and 2017 third quarters of $808,000 and $208,000, respectively, and for the 2018 and 2017 first nine months of $1,317,000 and $1,522,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of September 30, 2018 were $5,854,332,000 compared with $5,127,427,000 as of December 31, 2017. The following table sets forth the significant components of the balance sheet as of September 30, 2018 compared with December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017	% Change
Assets:
Current assets	$1,054,520	$957,082	10%
Property and equipment, net	3,561,500	2,959,265	20
Goodwill	960,006	935,135	3
Other intangibles, net	228,958	232,808	(2)
Other assets	49,348	43,137	14
	$5,854,332	$5,127,427	14%
Liabilities and stockholders’ equity:
Current liabilities	$567,926	$480,306	18%
Long-term debt – less current portion	1,399,423	992,403	41
Deferred income taxes	544,882	468,451	16
Other long-term liabilities	108,953	72,044	51
Total equity	3,233,148	3,114,223	4
	$5,854,332	$5,127,427	14%

Current assets as of September 30, 2018 increased 10% compared with December 31, 2017. Inventories, net, increased 44%, primarily reflecting higher inventories, including work in progress, in the distribution and services oil and gas market due to the adoption of ASU 2014-09 and to meet current business activity levels. Prepaid expenses and other current assets increased 36% primarily due to a building acquired with the Higman acquisition being reclassified to assets held for sale, partially offset by the sale of marine vessels in the 2018 first nine months that were classified as assets held for sale in the 2017 fourth quarter.  Trade accounts receivable decreased 11%, primarily reflecting decreased business activity levels in the distribution and services oil and gas market and lower revenue recognized due to the adoption of ASU 2014-09.

Property and equipment, net of accumulated depreciation, at September 30, 2018 increased 20% compared with December 31, 2017. The increase reflected $237,306,000 of capital expenditures for the 2018 first nine months, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in the Higman acquisition of $480,451,000, the two inland pressure tank barges purchased in March 2018 of $10,400,000 and the fair value of the property acquired in the Targa acquisition of $42,134,000, less $155,656,000 of depreciation expense and $20,070,000 of property disposals during the 2018 first nine months.

Goodwill as of September 30, 2018 increased 3% compared with December 31, 2017, predominantly reflecting the goodwill recorded in the Higman and Targa acquisitions.

Other intangibles, net, as of September 30, 2018 decreased 2% compared with December 31, 2017, reflecting intangible assets other than goodwill recorded in the Targa acquisition, less amortization of $14,851,000.

Other assets at September 30, 2018 increased 14% compared with December 31, 2017 primarily due to the addition of deferred major maintenance dry-dock expenditures on ocean-going vessels, net of amortization.

Current liabilities as of September 30, 2018 increased 18% compared with December 31, 2017. Accounts payable increased 13%, primarily due to increased business activity levels in the distribution and services segment, the acquisition of Higman and higher accrued capital expenditures. Accrued liabilities increased 13% primarily due to accrued liabilities assumed in the Higman acquisition including an increase in taxes other than on income, primarily waterway use taxes and property taxes, and an increase in insurance claims payable, partially offset by payments during the 2018 first nine months of employee incentive compensation accrued during 2017. Deferred revenues increased 57%, primarily in the distribution and services segment, reflecting changes in revenue recognition with the adoption of ASU 2014-09.

Long-term debt, less current portion, as of September 30, 2018 increased 41% compared with December 31, 2017, primarily reflecting the issuance on February 12, 2018 of $500,000,000 under the 2028 Notes to fund the acquisition of Higman, partially offset by payments of $88,392,000 on the revolving credit facilities during the 2018 first nine months. Net debt discount and deferred issuance costs were $7,525,000 and $3,442,000 at September 30, 2018 and December 31, 2017, respectively.

Deferred income taxes as of September 30, 2018 increased 16% compared with December 31, 2017, primarily reflecting $42,392,000 of deferred income taxes recorded with the Higman acquisition and the 2018 first nine months deferred tax provision of $36,838,000.

Other long-term liabilities as of September 30, 2018 increased 51% compared with December 31, 2017. The increase was primarily due to $11,100,000 of intangible liabilities related to unfavorable contracts of the Higman acquisition and the pension plan liability assumed with the Higman acquisition of $34,726,000, partially offset by a $6,717,000 contribution to the Higman pension plan during the 2018 first quarter.

Total equity as of September 30, 2018 increased 4% compared with December 31, 2017. The increase was primarily the result of $102,889,000 of net earnings attributable to Kirby for the first nine months of 2018, an increase in additional paid-in capital of $17,844,000, primarily due to the employee stock award plan amendment which resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements, a $7,294,000 increase in treasury stock and a $9,722,000 decrease in the opening balance of retained earnings with the adoption of ASU 2014-09.

Long-Term Financing

On February 12, 2018, the Company issued $500,000,000 of 2028 Notes with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which was $11,608,000. The Company received cash proceeds of $495,019,000, net of the original issue discount of $705,000 and debt issuance costs of $4,276,000. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman. The remaining net proceeds of the sale of the 2028 Notes were used for the repayment of indebtedness under the Company’s bank credit facilities. As of September 30, 2018, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of June 26, 2022. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and, effective February 20, 2018, due to a change in one of the Company’s credit ratings, the spread over LIBOR increased from 1.00% to 1.125% and the Alternate Base Rate spread is currently 0.125% over the agent bank’s prime rate. The commitment fee increased as well from 0.10% to 0.15%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of September 30, 2018, the Company was in compliance with all Revolving Credit Facility covenants and had $406,948,000 of debt outstanding under the Revolving Credit Facility. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $7,436,000 as of September 30, 2018.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2018, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of September 30, 2018. Outstanding letters of credit under the Credit Line were $1,201,000 as of September 30, 2018.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2018 first nine months were $237,306,000, including $19,111,000 for inland tank barge and towboat construction, $29,910,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $60,338,000 for a 155,000 barrel coastal ATB under construction purchased from a competitor that is scheduled to be delivered in the 2018 fourth quarter, and $127,947,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Financing of the construction of the inland tank barge and towboats, coastal tugboats and the 155,000 barrel coastal ATB, plus upgrades of existing marine equipment and marine transportation and distribution and services facilities was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2018 first nine months, the Company took delivery of one new inland tank barge with a capacity of approximately 29,000 barrels, acquired 161 inland tank barges with the Higman acquisition with a total capacity of approximately 4,714,000 barrels, acquired 16 pressure barges from Targa with a total capacity of approximately 258,000 barrels, acquired two inland tank barges with a total capacity of approximately 35,000 barrels, took delivery of a new inland tank barge with a capacity of 26,000 barrels, which is being leased, and retired 41 inland tank barges, reducing its capacity by approximately 736,000 barrels.  The net result was an increase of 140 inland tank barges and approximately 4,326,000 barrels of capacity during the first nine months of 2018.

The Company projects that capital expenditures for 2018 will be in the $275,000,000 to $290,000,000 range. The 2018 construction program will consist of one 30,000 barrel inland tank barge, progress payments on the construction of 15 inland towboats, five of which will be placed in service in 2018 and the remaining ten in 2019 and 2020, progress payments on the construction of six 5000 horsepower coastal ATB tugboats, two of which were placed in service in the 2018 third quarter, one of which will be placed in service in the 2018 fourth quarter and three in 2019, and total payments on a 155,000 barrel coastal ATB under construction that is scheduled to be delivered in the 2018 fourth quarter. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2018 payments on the new inland tank barge and towboats will be approximately $30,000,000, 2018 progress payments on the construction of the six 5000 horsepower coastal ATB tugboats will be approximately $35,000,000 and total payments on the 155,000 barrel coastal ATB will be approximately $65,000,000.  Approximately $135,000,000 to $145,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities.  The balance of $10,000,000 to $15,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During October 2018, the Company purchased 11,000 shares of its common stock for $776,000, for an average price of $69.61 per share pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (“Exchange Act”).  As of November 2, 2018, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $272,304,000 for the 2018 first nine months compared with $259,455,000 for the 2017 first nine months. The 2018 first nine months experienced a net decrease in cash flows from changes in operating assets and liabilities of $66,707,000 compared with a net decrease in the 2017 first nine months of $28,592,000.  The net decrease in cash flows from the change in operating assets and liabilities was primarily due to higher inventories, including work in progress, in the distribution and services oil and gas market during the 2018 first nine months, primarily to support the increased business activity levels, partially offset by a decrease in trade receivables due to a decrease in revenues recognized in the distribution and services oil and gas market in the 2018 third quarter.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 2, 2018, $475,520,000 under its Revolving Credit Facility and $8,799,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires June 26, 2022. As of September 30, 2018, the Company had $435,616,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The 2028 Notes do not mature until March 1, 2028 and require no prepayments.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,719,000 at September 30, 2018, including $8,857,000 in letters of credit and $14,862,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2018, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has previously disclosed an incident involving the grounding on October 13, 2016 of the tug Nathan E. Stewart and the barge DBL 55 at the entrance to the Seaforth Channel on Atholone Island, British Columbia that resulted in a discharge of diesel fuel into the water.  On October 10, 2018, the Heiltsuk First Nation filed a civil action in the Supreme Court of British Columbia, Vancouver Registry, against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident.  On the same date, the Canadian government filed charges in British Columbia Provincial Court (Vancouver) against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001.  The Company is preparing its responses and is unable to estimate the potential exposure in either proceeding.  The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident.  The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

Dated: November 5, 2018