Form 10-K
period 2018-12-31
KIRBY CORP
filed 2019-02-26
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by nonaffiliates of the registrant as of June 30, 2018, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2018, was $4,907,213,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 22, 2019, 59,875,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 30, 2019, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

KIRBY CORPORATION
2018 FORM 10-K

PART I

Item 1.	Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. The Company also operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in the United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

Unless the context otherwise requires, all references herein to the Company include the Company and its subsidiaries.

The Company’s principal executive office is located at 55 Waugh Drive, Suite 1000, Houston, Texas 77007, and its telephone number is (713) 435-1000. The Company’s mailing address is P.O. Box 1745, Houston, Texas 77251-1745.

Documents and Information Available on Website

The Internet address of the Company’s website is http://www.kirbycorp.com. The Company makes available free of charge through its website, all of its filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

The following documents are available on the Company’s website in the Investor Relations section under Corporate Governance:

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

The Company and its marine transportation and distribution and services segments have approximately 5,650 employees, the large majority of whom are in the United States.

The following table sets forth by segment the revenues, operating profits and identifiable assets attributable to the principal activities of the Company for the years indicated (in thousands):

	2018	2017	2016
Revenues from unaffiliated customers:
Marine transportation	$1,483,143	$1,324,106	$1,471,893
Distribution and services	1,487,554	890,312	298,780
Consolidated revenues	$2,970,697	$2,214,418	$1,770,673

Operating profits:
Marine transportation	$147,416	$135,547	$259,453
Distribution and services	129,305	86,479	3,068
General corporate expenses	(35,590)	(18,202)	(15,024)
Impairment of long-lived assets	(82,705)	(105,712)	—
Impairment of goodwill	(2,702)	—	—
Lease cancellation costs	(2,403)	—	—
Gain (loss) on disposition of assets	1,968	(4,487)	(127)
	155,289	93,625	247,370
Equity in earnings of affiliates	355	291	532
Other income (expense)	5,371	570	(2,466)
Interest expense	(46,856)	(21,472)	(17,690)
Earnings before taxes on income	$114,159	$73,014	$227,746

Identifiable assets:
Marine transportation	$4,145,294	$3,485,099	$3,613,951
Distribution and services	1,653,636	1,567,085	623,268
	5,798,930	5,052,184	4,237,219
Investment in affiliates	2,495	1,890	2,622
General corporate assets	70,169	73,353	50,054
Consolidated assets	$5,871,594	$5,127,427	$4,289,895

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of February 22, 2019, the equipment owned or operated by the marine transportation segment consisted of 1,003 inland tank barges with 21.8 million barrels of capacity, 285 inland towboats, 53 coastal tank barges with 5.1 million barrels of capacity, 50 coastal tugboats, four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	369	12.1	4,304,000
Over 20,000 barrels	581	12.0	16,649,000
Specialty double hull	53	37.9	871,000
Total inland tank barges	1,003	13.4	21,824,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	54	39.2
1400 to 1900 horsepower	64	30.8
2000 to 2400 horsepower	137	11.5
2500 to 3200 horsepower	12	22.4
3300 to 4800 horsepower	14	31.0
Greater than 5000 horsepower	4	39.8
Total inland towboats	285	22.9

Coastal tank barges (owned and leased):
Double hull:
30,000 barrels and under	3	20.2	65,000
50,000 to 70,000 barrels	10	14.7	502,000
80,000 to 90,000 barrels	19	14.4	1,586,000
100,000 to 110,000 barrels	6	12.5	630,000
120,000 to 150,000 barrels	6	20.7	785,000
Over 150,000 barrels	9	11.1	1,521,000
Total coastal tank barges	53	14.7	5,089,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	4	30.5
2000 to 2900 horsepower	1	43.1
3000 to 3900 horsepower	9	37.6
4000 to 4900 horsepower	14	17.8
5000 to 6900 horsepower	12	12.7
Greater than 7000 horsepower	10	14.2
Total coastal tugboats	50	20.9

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	4	20.1	78,000

Offshore tugboats and docking tugboat (owned and chartered)	5	27.5

The 285 inland towboats, 50 coastal tugboats, four offshore tugboats and one docking tugboat provide the power source and the 1,003 inland tank barges, 53 coastal tank barges and four offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to up to 25 tank barges, depending upon the horsepower of the towboat, the river or canal capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

Based on cost and safety, barge transportation is often the most efficient and safest means of surface transportation of bulk commodities when compared with railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 21.8 million barrels equates to approximately 36,500 railroad tank cars or approximately 114,300 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 647 miles by inland barge on one gallon of fuel, compared with 477 miles by railcar or 145 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 5.1 million barrels equates to approximately 8,400 railroad tank cars or approximately 26,700 tractor-trailer tank trucks. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and in areas relatively remote from population centers. These factors generally reduce the number of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of approximately 35 large integrated transportation companies and small operators, as well as captive fleets owned by United States refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, throughout the Mississippi River and its tributaries and on the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil, refined petroleum products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, and then increased over the years to approximately 3,850 by the end of 2015 and 2016, and slightly decreased to an estimated 3,825 at the end of 2017 and an estimated 3,800 at the end of 2018. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many new small refineries and the proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 in 2006 to approximately 3,850 by the end of 2016 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The decrease to 3,800 in 2018 was primarily due to continued industry-wide tank barge retirements and minimal new inland tank barge construction. The Company’s 1,003 inland tank barges represent approximately 26% of the industry’s 3,800 inland tank barges.

For 2017, the Company estimated that industry-wide 75 tank barges were placed in service and 100 tank barges were retired. For 2018, the Company estimated that industry-wide 75 tank barges were placed in service and 100 tank barges were retired. During 2016 and 2017, the decline in industry-wide demand for the movement of crude oil and natural gas condensate, and the subsequent transfer of inland crude oil barges to other tank barge markets, created excess industry-wide tank barge capacity. During 2018, demand for inland tank barge transportation and industry utilization rates increased above 90% due to a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and higher volumes of crude oil moved from the northern U.S. to the Gulf Coast.  As a result of these improved market conditions, the Company estimates that approximately 150 tank barges have been ordered during 2018 for delivery throughout 2019.  The risk of an oversupply of tank barges may be mitigated by increased petrochemical, black oil and refined petroleum products volumes from increased production from current facilities, plant expansions or the opening of new facilities, and the fact that the inland tank barge industry has approximately 400 tank barges over 30 years old and approximately 240 of those over 40 years old, which could lead to retirement of older tank barges.

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

The number of coastal tank barges that operate in the 195,000 barrel or less category is approximately 290, of which the Company operates 53 or approximately 18%. The average age of the nation’s coastal tank barge fleet is approximately 13 years.  In June 2018, the Company purchased a 155,000 barrel coastal articulated tank barge and tugboat unit (“ATB”) under construction from another operator that was delivered to the Company in the 2018 fourth quarter.  The Company is aware of five coastal ATBs under construction by competitors for delivery in 2019 and 2020, including three that are in the 195,000 barrels or less category and two that are over 195,000 barrels. The coastal tank barge fleet has approximately 15 tank barges over 30 years old. The number of older tank barges, coupled with low industry-wide utilization levels and ballast water treatment regulations, could lead to further retirements of older tank barges in the next few years.

Competition in the Tank Barge Industry

The tank barge industry remains very competitive. Competition in this business has historically been based primarily on price; however, most of the industry’s customers, through an increased emphasis on safety, the environment, and quality, are more frequently requiring that their supplier of tank barge services have the capability to handle a variety of tank barge requirements. These requirements include distribution capability throughout the inland waterway system and coastal markets, with high levels of flexibility, and an emphasis on safety, environmental responsibility and financial responsibility, as well as adequate insurance and high quality of service consistent with the customer’s own operational standards.

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by major oil and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 1,003 tank barges as of February 22, 2019, or approximately 26% of the estimated total number of domestic inland tank barges.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. During 2018, the Company’s inland marine transportation operation moved over 50 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda, all consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 56% of the segment’s 2018 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 21% of the segment’s 2018 revenues. Black oil customers are refining companies, marketers and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 19% of the segment’s 2018 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 4% of the segment’s 2018 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. The United States petrochemical industry continues to see strong production levels for both domestic consumption and exports. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, has provided the industry with a competitive advantage against foreign petrochemical producers. As a result, United States petrochemical production has remained stable during 2018, 2017 and 2016, thereby producing increased marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. Petrochemical products are used primarily in consumer non-durable and durable goods. From late 2010 through 2015, inland petrochemical tank barge utilization remained relatively stable in the 90% to 95% range. During 2016, utilization declined to the high 80% range on average with periods of utilization in the low 80% range. During 2017 and 2018, utilization ranged from the mid-80% to the mid-90% range, reaching the mid-90% range in the late 2017 third quarter from the impact of Hurricanes Harvey and Irma, and in the low to mid-90% range during the 2017 fourth quarter and the majority of  the 2018 year as a result of a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and the continued retirement of older barges from the segment’s fleet. Coastal tank barge utilization for the transportation of petrochemicals during 2016 was in the low 90% range and for 2017 utilization declined from the low 60% to low 80%.  During 2018, coastal tank barge utilization levels ranged improved from the high 70% range in the 2018 first quarter to the 80% range during the 2018 second, third and fourth quarters, reflecting the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal market.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During the majority of 2015, inland black oil tank barge utilization remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers, and the export of diesel fuel and heavy fuel oil. With the decline in the price of crude oil in late 2014 and the low price throughout 2015 and 2016, movements by tank barge of crude oil and natural gas condensate were at reduced levels industry-wide. During 2015 and 2016, the Company and the industry were generally successful in moving barges from that trade to other markets. During 2016, 2017 and 2018, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, however, at reduced levels as some of the product was transported by newly constructed pipelines. The decline in demand for crude oil and natural gas condensate movements and an industry-wide oversupply of inland tank barges resulted in a decline in inland black oil tank barge utilization in 2016 to the low-to-mid 80% range and in 2017 to the mid-80% to low 90% range for the first three quarters and low to mid-90% range for the fourth quarter.  During 2018, inland black oil tank barge utilization was in the mid-90% range.  Coastal black oil tank barge utilization declined from the 90% to 95% range for the majority of 2015 to the low 80% range by the end of 2016, the low 60% to low 80% range during 2017 and low to mid-80% range during 2018, partly attributable to the decrease in the movements of crude oil and natural gas condensate and to the continued industry-wide oversupply of tank barges in the coastal industry. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction. The Company saw seasonally normal cessation of most operations in Alaska in the 2016, 2017 and 2018 first and fourth quarters.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel and weather conditions. Volumes can also relate to gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to Gulf Coast customers. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas have access to refined petroleum products only by using marine transportation as the last link in the distribution chain. Coastal refined petroleum products tank barge utilization declined from the 90% to 95% range for the majority of 2015 to the low-to-mid 80% range for the majority of 2016, and declined throughout 2017 from a low 80% range in first quarter to the low 60% range in the fourth quarter, all predominately from the industry-wide oversupply of coastal tank barge capacity.  In 2018, utilization increased into the 80% range primarily due to the impairment and retirement of out-of-service coastal barges during the 2017 fourth quarter.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 1,003 inland tank barges and 285 inland towboats, as well as 53 coastal tank barges and 50 coastal tugboats. The segment also operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 1,003 inland tank barges currently operated, 789 are petrochemical and refined petroleum products barges, 131 are black oil barges, 73 are pressure barges and 10 are refrigerated anhydrous ammonia barges. Of the 1,003 inland tank barges, 972 are owned by the Company and 31 are leased.

The fleet of 285 inland towboats ranges from 800 to 6400 horsepower. Of the 285 inland towboats, 199 are owned by the Company and 86 are chartered. Towboats in the 800 to 2100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1400 to 3200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under long-term contracts, typically ranging from one to three years, some of which have renewal options, with customers with whom the Company has traditionally had long-standing relationships, as well as under spot contracts. During the first nine months of 2016, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues. During the 2016 fourth quarter and all of 2017, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues.  During 2018, approximately 65% of inland marine transportation revenues were under term contracts and 35% were spot contract revenues.

All of the Company’s inland tank barges used in the transportation of bulk liquid products are of double hull construction and, where applicable, are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational safety and health regulations and air quality regulations.

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

San Jac Marine, Inc. (“San Jac”), a subsidiary of Kirby Inland Marine, owns and operates a shipyard in Channelview, Texas used to build marine vessels for both inland and coastal applications, and provide maintenance and repair services. Kirby Inland Marine is also building inland towboats and performing routine maintenance and repairs at the shipyard.

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

The coastal fleet consists of 53 tank barges with 5.1 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. The Company owns 49 of the coastal tank barges and four are leased. Of the 53 coastal tank barges currently operating, 37 are refined petroleum products and petrochemical barges and 16 are black oil barges. The Company operates 50 coastal tugboats ranging from 1000 to 11000 horsepower, of which 46 are owned by the Company and four are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships, as well as under spot contracts. During 2016, 2017 and 2018, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues.

Kirby Offshore Marine also operates a fleet of two offshore dry-bulk barge and tugboat units involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels primarily operate under contracts of affreightment that are typically one year or less in length.

Kirby Ocean Transport owns and operates a fleet of two offshore dry-bulk barges, two offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2020 with Duke Energy Florida (“DEF”) to transport coal across the Gulf of Mexico to DEF’s power generation facility at Crystal River, Florida.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 59% of the marine transportation’s inland revenues under term contracts during 2018, 49% of revenue under term contracts during 2017 and 52% of the revenue under term contracts during 2016. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a more predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During the first nine months of 2016, approximately 80% of the inland marine transportation revenues were under term contracts and 20% were spot contract revenues. During the 2016 fourth quarter and all of 2017, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues. During 2018, approximately 65% of inland marine transportation revenues were under term contracts and 35% were spot contract revenues.  Coastal time charters represented approximately 85% of the marine transportation coastal revenues under term contracts in 2018, 2017 and 2016.

No single customer of the marine transportation segment accounted for 10% or more of the Company’s revenues in 2018, 2017 and 2016.

Employees

The Company’s marine transportation segment has approximately 3,050 employees, of which approximately 2,350 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 650 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 250 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit in effect through August 31, 2019.  In addition, approximately 150 Penn Maritime Inc. vessel crew members are represented by the Seafarers International Union under a collective bargaining agreement in effect through April 30, 2019.

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

Most of the Company’s tank barges are inspected by the USCG and carry certificates of inspection. The Company’s inland and coastal towing vessels and coastal dry-bulk barges are also subject to USCG regulations. The USCG has enacted safety regulations governing the inspection, standards, and safety management systems of towing vessels. The regulations also create many new requirements for design, construction, equipment, and operation of towing vessels. The USCG regulations supersede the jurisdiction of the United States Occupational Safety and Health Administration ("OSHA") and any state regulations on vessel design, construction, alteration, repair, maintenance, operation, equipping, personnel qualifications and manning.  The regulations requiring towing vessels to obtain a certificate of inspection became effective for existing towing vessels on July 20, 2018. Other portions of the regulations are phased in following the July 20, 2018 effective date.

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

Clean Water Act. The United States Environmental Protection Agency (“EPA”) regulates the discharge of ballast water and other substances in United States waters under the Clean Water Act. Effective February 6, 2009, EPA regulations required vessels 79 feet in length or longer to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of the vessels. The EPA regulations also imposed technology and water quality based effluent limits for certain types of discharges and established specific inspection, monitoring, recordkeeping and reporting requirements for vessels to ensure effluent limitations are met. The Vessel Incidental Discharge Act (“VIDA”), signed into law on December 4, 2018, establishes a new framework for the regulation of vessel incidental discharges under the Clean Water Act.  VIDA requires the EPA to develop performance standards for those discharges within two years of enactment and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of the EPA’s promulgation of standards.  Under VIDA, all provisions of the Vessel General Permit which became effective December 19, 2013, remain in force and effect until the USCG regulations are finalized.  The Company maintains Vessel General Permits and has established recordkeeping and reporting procedures in compliance with these obligations.

The USCG adopted regulations on ballast water management treatment systems establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act. The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for ballast water management systems (“BWMS”). The BWMS implementation was suspended until December 2016 at which time the USCG approved manufacturers’ systems that met the regulatory discharge standard equivalent to the International Maritime Organization’s D-2 standard. The phase-in schedule for those existing vessels requiring a system to install a BWMS is dependent on vessel build date, ballast water capacity, and drydock schedule. Compliance with the ballast water treatment regulations requires the installation of equipment on some of the Company’s vessels to treat ballast water before it is discharged. The installation of BWMS equipment will require significant capital expenditures at the next scheduled drydocking to complete the installation of the approved system on those existing vessels that require a system in order to comply with the BWMS regulations.

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

Occupational Health Regulations. The Company’s inspected vessel operations are primarily regulated by the USCG for occupational health standards. Uninspected vessel operations and the Company’s shore personnel are subject to OSHA regulations. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company’s vessels is insured through hull insurance currently insuring approximately $3.7 billion in hull values. Liabilities such as collision, cargo, environmental, personal injury and general liability are insured up to $1.3 billion per occurrence. The Company also maintains insurance coverage to address commercial liabilities arising in connection with its distribution and services segment.

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

Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. The Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2018, approximately 1,100 certificates were issued for the completion of courses at the training facility, of which approximately 550 were USCG approved classes and the balance were employee development and Company required classes, including Leadership and Defensive Driving.

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

For the oil and gas market, the Company sells Original Equipment Manufacturers (OEM) replacement parts, sells and services diesel engines, pumps and transmissions, manufactures and remanufactures pressure pumping units, and manufactures cementing and pumping equipment, coil tubing and well intervention equipment, and gas compression equipment. Customers include oilfield service companies, and oil and gas operators and producers.

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

No single customer of the distribution and services segment accounted for 10% or more of the Company’s revenues in 2018, 2017 or 2016. The distribution and services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 2% of the distribution and services segment’s 2018 and 2017 revenues and 8% of 2016 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the distribution and services segment for the three years ended December 31, 2018 (dollars in thousands):

	2018		2017		2016
	Amounts	%	Amounts	%	Amounts	%
Service and parts	$1,059,270	71%	$687,848	77%	$295,603	99%
Manufacturing	428,284	29	202,464	23	3,177	1
	$1,487,554	100%	$890,312	100%	$298,780	100%

Oil and Gas Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The oil and gas operations represented approximately 68% of the segment’s 2018 revenues. The Company offers custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders, coil tubing, well intervention equipment and gas compression equipment. The Company sells OEM replacement parts, and sells and services diesel engines, pumps and transmissions, and offers in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison Transmission and a major distributor for MTU in North America.

The Company’s manufacturing and remanufacturing facilities and service facilities are based in Houston, Texas and Oklahoma City, Oklahoma, key oil and gas producing regions.

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

Commercial and Industrial Operations

The Company serves the marine, on-highway, mining, power generation, and other commercial and industrial markets primarily in the United States. The commercial and industrial operations represented approximately 32% of the segment’s 2018 revenues.

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

Employees

The Company’s distribution and services segment has approximately 2,500 employees. None of the United Holdings and Kirby Engine Systems operations are subject to collective bargaining agreements. Approximately 50 S&S employees in New Jersey are subject to a collective bargaining agreement with the Local 15C, International Union of Operating Engineers, AFL-CIO that expires in October 2023. The remaining S&S employees are not subject to collective bargaining agreements.

Properties

The principal office of the distribution and services segment is located in Houston, Texas. There are 63 active facilities in the distribution and services segment, with 29 of these facilities owned and 34 are leased facilities.

The oil and gas operation’s principal manufacturing facilities are located in Houston, Texas and Oklahoma City, Oklahoma, with both facilities owned by the Company. The oil and gas focused operations have 21 parts and service facilities, with two in Arkansas, two in Colorado, four in Louisiana, one in New Mexico, one in Oklahoma, 10 in Texas and one in Wyoming, with many of these facilities shared with the commercial and industrial operations.

The commercial and industrial businesses operate 40 parts and service facilities, with one facility in Alabama, one in Connecticut, 11 in Florida, one in Kentucky, two in Louisiana, one in Massachusetts, one in Oklahoma, three in New Jersey, one in New York, one in North Carolina, 10 in Texas, one in Virginia, one in Washington and five facilities located in Colombia, South America.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
David W. Grzebinski	57	President and Chief Executive Officer
William G. Harvey	61	Executive Vice President and Chief Financial Officer
Christian G. O’Neil	46	President – Kirby Inland Marine and Kirby Offshore Marine
Joseph H. Reniers	44	President – Kirby Distribution & Services, Inc.
Dorman L. Strahan	62	President – Kirby Engine Systems
Kim B. Clarke	63	Vice President and Chief Human Resources Officer
Ronald A. Dragg	55	Vice President, Controller and Assistant Secretary
Eric S. Holcomb	44	Vice President – Investor Relations
Amy D. Husted	50	Vice President and General Counsel
William M. Woodruff	58	Vice President – Public and Governmental Affairs
Renato A. Castro	47	Treasurer

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

David W. Grzebinski is a Chartered Financial Analyst and holds a Master of Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as President and Chief Executive Officer since April 2014. He served as President and Chief Operating Officer from January 2014 to April 2014 and as Chief Financial Officer from March 2010 to April 2014. He served as Chairman of Kirby Offshore Marine from February 2012 to April 2013 and served as Executive Vice President from March 2010 to January 2014. Prior to joining the Company in February 2010, he served in various operational and financial positions since 1988 with FMC Technologies Inc. (“FMC”), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow Chemical Company in manufacturing, engineering and financial roles.

William G. Harvey is a Chartered Financial Analyst and holds a Master of Business Administration degree from the University of Toronto and a degree in mechanical engineering from Queens University. He has served as Executive Vice President and Chief Financial Officer since February 2018.  He served as Executive Vice President – Finance from January 2018 to February 2018. Prior to joining the Company, Mr. Harvey served as Executive Vice President and Chief Financial Officer of Walter Energy, Inc. from 2012 to 2017, Senior Vice President and Chief Financial Officer of Resolute Forest Products Inc. (“Resolute”) from 2008 to 2011, and as Executive Vice President and Chief Financial Officer of Bowater Inc., a predecessor company of Resolute, from 2004 to 2008.

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

William M. Woodruff holds a doctorate of jurisprudence from the University of Houston Law Center and a bachelor of science degree from Texas A&M University. He has served as Vice President – Public and Governmental Affairs since October 2017. He served as Director – Public & Government Affairs from 2014 to October 2017 after joining the Company as Director – Government Affairs in 2004. Prior to joining the Company, he was a maritime lawyer in private practice and Vice President and General Counsel of Coastal Towing, Inc.

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

The Company’s marine transportation segment has approximately 3,050 employees, of which approximately 2,350 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 650 vessel employees, of whom approximately 400 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

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

The Company’s marine transportation segment is subject to volatility in the United States production of petrochemicals. For 2018, 56% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2018, petrochemical volumes were relatively stable compared with 2017 and 2016. The United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. In addition, approximately 20 new United States petrochemical projects, including expansion of existing plants or new plants, are scheduled to be completed during 2019 and 2020 which should provide additional movements for the marine transportation segment. Higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which would negatively impact the Company.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 3,800 inland tank barges in the United States, of which the Company operates 1,003, or 26%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,850 by the end of 2015 and 2016 and slightly decreased to an estimated 3,825 at the end of 2017 and an estimated 3,800 at the end of 2018.  The Company estimates that industry-wide approximately 100 tank barges were placed in service during 2016, of which five were by the Company, and 100 tank barges were retired, 50 of which were by the Company. The Company estimates that industry-wide 75 tank barges were placed in service during 2017, of which five were by the Company, and 100 tank barges were retired, 54 of which were by the Company. For 2018, the Company estimated that industry-wide 75 tank barges were placed in service, of which one was by the Company, and 100 tank barges were retired, 48 of which were by the Company.  The increase for 2015 reflected the improved demand for inland petrochemical, refined petroleum products and black oil barges experienced in 2014 and federal tax incentives on new equipment. The decrease in the number of tank barges at the end of 2017 and 2018 was primarily due to continued industry-wide tank barge retirements and minimal new tank barge construction. The Company estimates that approximately 150 tank barges have been ordered during 2018 for delivery throughout 2019 and many older tank barges, including an expected eight by the Company, will be retired, dependent on 2019 market conditions.

The long-term risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has approximately 400 tank barges that are over 30 years old and approximately 240 of those over 40 years old. Given the age profile of the industry inland tank barge fleet, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges as needed, with the extent of both retirements and new builds dependent on petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

During 2016, 2017 and 2018, a decline in industry-wide demand for the movement of crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2016, 2017 and 2018, with additional new capacity coming on-line in 2019. Much of this new capacity is replacement capacity for older vessels anticipated to be retired.

The Company estimates there are approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 15 of those are over 30 years old.  In June 2018, the Company purchased a 155,000 barrel coastal ATB under construction from another operator that was delivered to the Company in the 2018 fourth quarter.  The Company is aware of nine coastal tank barge and tugboat units placed in service in 2016, seven in 2017 and, three in 2018 by competitors.  There are currently three announced coastal tank barge and tugboat units under construction by competitors for delivery in 2019. There are also two coastal ATB units greater than 195,000 barrels that are under construction by a competitor that are expected to be delivered in 2020.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2018 was approximately 11% of marine transportation revenue. All marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Loss of a large customer or other significant business relationship could adversely affect the Company. Four marine transportation customers accounted for approximately 15% of the Company’s 2018, 20% of 2017 and 25% of 2016 revenue. The Company has contracts with these customers expiring in 2019 through 2022. Two distribution and services customers accounted for approximately 13% of the Company’s 2018 and 2017 revenue and 3% of 2016 revenue. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers could have an adverse effect on the Company.

The Company’s distribution and services segment has a 53-year relationship with EMD, the largest manufacturer of medium-speed diesel engines. The Company, through Kirby Engine Systems, serves as both an EMD distributor and service center for select markets and locations for both service and parts. With the acquisition of S&S in September 2017, the Company added additional EMD exclusive distributorship rights in key states, primarily through the Central, South and Eastern areas of the United States. With the S&S acquisition, the Company became the United States distributor for EMD marine and power generation applications. Sales and service of EMD products account for approximately 3% of the Company’s revenues for 2018. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers.

United and S&S have maintained continuous exclusive distribution rights for MTU and Allison since the 1940s. United and S&S are two of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in multiple states. In addition, as distributors of Allison products, United and S&S have exclusive distribution rights in multiple key growth states. United and S&S are also the distributor for parts, service and warranty on Daimler truck engines and related equipment in multiple states. Sales and service of MTU and Allison products accounted for approximately 19% of the Company’s revenues during 2018. Although the Company considers its relationships with MTU and Allison to be strong, the loss of MTU, Allison or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel increased significantly from 2006 to 2009, thereby increasing the construction cost of new tank barges and towing vessels. The Company’s average construction price for a new 30,000 barrel capacity inland tank barge ordered in 2008 for 2009 delivery was approximately 90% higher than in 2000, primarily due to the increase in steel prices. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges for 2010 delivery fell significantly, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The average construction price for inland tank barges delivered since 2010 steadily increased until reaching its peak in early 2015, but remained below the construction price for tank barges delivered in 2009. Construction costs for inland tank barges ordered in 2016 for delivery in 2017 and ordered in 2017 for delivery in 2018 have remained below 2015 levels, reflecting the industry-wide over-capacity in the inland tank barge market and the subsequent decline in the number of tank barges ordered for delivery in 2017 and 2018.

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

In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product demand and therefore increased demand for tank barge transportation services. However, during 2016 and 2017 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. At the end of 2016, the Company estimated that approximately 140 inland tank barges and approximately ten coastal tank barges in the 195,000 barrel or less category were transporting such products, a reduction of approximately 410 inland tank barges and 25 coastal tank barges that have moved into other markets. At the end of 2017, the Company estimated that approximately 250 inland tank barges and approximately three coastal tank barges were transporting crude and natural gas condensate. As of the end of 2018, the Company estimates that approximately 375 inland tank barges and approximately three coastal tank barges were transporting crude and natural gas condensate. Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment.

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

The Company’s distribution and services segment could be adversely impacted by the construction of pressure pumping units by its competitors. In early 2015, an estimated 21.0 million horsepower of pressure pumping units were working, or available to work, in North America. By late 2016, the working horsepower in North America had declined to an estimated 6.0 million, with an estimated 2.0 million horsepower scrapped, an estimated 2.0 million horsepower available for work and an estimated 12.5 million horsepower stacked, the large majority of which would require major service before being placed back in service. A significant drop in demand due to the low price of crude oil resulted in an oversupply in the pressure pumping market and negatively impacted the Company’s 2015 and 2016 results of operations. During late 2016 and 2017 and 2018, with the stabilization of crude oil prices in the $40 to $70 per barrel range, the United States land rig count improved and service intensity in the well completion business increased. As a result, the Company experienced a healthy rebound in service demand, particularly with pressure pumping unit remanufacturing and transmission overhauls, and with the acquisition of S&S in September 2017, the manufacture of oilfield service equipment, including pressure pumping units, and the sale of transmissions.  At the end of 2018, an estimated 16.0 million horsepower of pressure pumping units were working in North America, with an estimated 4.5 million horsepower available to work, and 5.5 million horsepower stacked and in need of major repair.  Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

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

On October 13, 2016, the Company, as a successor to Hollywood Marine, was issued a General Notice under CERCLA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (“Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the PRP Group Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the PRP Group Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the Site under CERCLA authority. The Company, as a successor to Hollywood Marine, joined the PRP Group Companies. The PRP Group Companies have submitted a draft Study work plan to EPA for their review and comment. Higman Marine, Inc. and its affiliated companies (“Higman”) was named as a PRP in connection with its activities at the Site. Higman is not a participant in the PRP Group Companies.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an ATB, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On the same date, the Canadian government filed charges against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001. To date, there has been no activity in either pending case as deadlines to respond have been extended. The Company is unable to estimate the potential exposure in either proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated:

	Sales Price
	High	Low
2019
First Quarter (through February 22, 2019)	$78.86	$65.24
2018
First Quarter	80.90	66.80
Second Quarter	94.05	76.20
Third Quarter	88.80	75.70
Fourth Quarter	86.12	60.63
2017
First Quarter	73.40	61.65
Second Quarter	74.50	62.55
Third Quarter	68.60	59.25
Fourth Quarter	72.95	61.80

As of February 22, 2019, the Company had 59,875,000 outstanding shares held by approximately 580 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2018. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	December 31,
	2018	2017	2016	2015	2014
Revenues:
Marine transportation	$1,483,143	$1,324,106	$1,471,893	$1,663,090	$1,770,684
Distribution and services	1,487,554	890,312	298,780	484,442	795,634
	$2,970,697	$2,214,418	$1,770,673	$2,147,532	$2,566,318

Net earnings attributable to Kirby	$78,452	$313,187	$141,406	$226,684	$282,006

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.31	$5.62	$2.63	$4.12	$4.95
Diluted	$1.31	$5.62	$2.62	$4.11	$4.93
Common stock outstanding:
Basic	59,557	55,308	53,454	54,729	56,674
Diluted	59,689	55,361	53,512	54,826	56,867

	December 31,
	2018	2017	2016	2015	2014
Property and equipment, net	$3,539,802	$2,959,265	$2,921,374	$2,778,980	$2,589,498
Total assets	$5,871,594	$5,127,427	$4,289,895	$4,140,558	$4,127,052
Long-term debt, including current portion	$1,410,188	$992,406	$722,802	$774,849	$712,405
Total equity	$3,216,301	$3,114,223	$2,412,867	$2,279,196	$2,264,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares outstanding applicable to diluted earnings per share for 2018, 2017 and 2016 were 59,689,000, 55,361,000 and 53,512,000, respectively. The increase in the weighted average number of common shares for 2018 compared with 2017 and 2016 primarily reflects the issuance of 5,696,259 shares of common stock associated with the acquisition of S&S on September 13, 2017 and the issuance of restricted stock and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2018, the Company operated a fleet of 1,003 inland tank barges with 21.8 million barrels of capacity, and operated an average of 278 inland towboats during 2018. The Company’s coastal fleet consisted of 53 tank barges with 5.1 million barrels of capacity and 50 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For 2018, net earnings attributable to Kirby were $78,452,000, or $1.31 per share, on revenues of $2,970,697,000, compared with 2017 net earnings attributable to Kirby of $313,187,000, or $5.62 per share, on revenues of $2,214,418,000. The 2018 year reflected the integration of Targa Resources Corp.’s (“Targa”) pressure barge fleet, acquired on May 10, 2018, and the integration of Higman, acquired on February 14, 2018. The 2018 fourth quarter included $85,108,000 before taxes, $67,235,000 after taxes, or $1.12 per share, non-cash impairment of long-lived assets and lease cancellation costs and $2,702,000 before taxes, $2,135,000 after taxes, or $0.04 per share, non-cash impairment of goodwill.  The 2018 second quarter included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018. The 2018 first quarter included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the Higman acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman. In addition, the 2018 first quarter included $3,938,000 before taxes, or $0.05 per share, of non-cash expenses related to an amendment to the employee stock award plan. The result of the amendment is shorter expense accrual periods on stock options and Restricted Stock Units (“RSUs”) granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements. The 2017 year included $269,472,000 after taxes, or $4.83 per share, of deferred tax revaluation benefit, the result of recent federal tax reform legislation that resulted in the remeasurement of the Company’s United States deferred tax assets and liabilities. This was partially offset by $105,712,000 before taxes, $66,975,000 after taxes, or $1.20 per share, non-cash impairment of long-lived assets and $5,449,000 before taxes, $3,389,000 after taxes, or $0.06 per share, charge for severance and early workforce retirements.

Marine Transportation

For 2018, 50% of the Company’s revenues were generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2018 increased 12% when compared with 2017. The increase was primarily due to the addition of the Higman inland tank barges acquired on February 14, 2018 and the Targa pressure barges acquired on May 10, 2018, and improved barge utilization and spot contract pricing in the inland market. Partially offsetting the increase were lower term and spot contract pricing in the coastal market, poor seasonal weather conditions in the first four months and fourth quarter of 2018, lock closures in the 2018 second half and fewer coastal tank barges available with the impairment and retirement of 12 tank barges in the 2017 fourth quarter. The segment’s operating income for 2018 increased 9% compared with 2017 primarily due to the acquisitions of Higman and Targa’s pressure barge fleet, improved term and spot contract pricing in the inland market, and improved barge utilization in the inland market.  These improvements were partially offset by lower coastal term and spot contract pricing, poor seasonal weather conditions in the first four months and fourth quarter of 2018 and lock closures in the 2018 second half. Operating income for 2018 was also impacted by the Higman transaction costs, severance and retirement costs, and the amendment to the employee stock award plan; all of which were incurred in the 2018 first quarter and are discussed above.  For 2018 and 2017, the inland tank barge fleet contributed 76% and 70%, respectively, and the coastal fleet contributed 24% and 30%, respectively, of marine transportation revenues.

Inland marine transportation equipment utilization was in the mid-90% range during the 2018 first quarter, high 80% to low 90% during the second quarter, and the low to mid-90% range during the third and fourth quarters. Increased customer demand and poor seasonal operating conditions contributed to a tight market across the entire inland tank barge industry during 2018. Operating conditions were adversely impacted by high water conditions on the Mississippi River early in the 2018 second quarter, however, weather conditions improved in May and June, enhancing operating efficiency but driving seasonally lower utilization compared to the 2018 first quarter.  Increasing volumes from petrochemical and black oil customers, lock infrastructure projects in Louisiana as well as on the Ohio River, and refinery turnarounds contributed to increased utilization during the 2018 second half compared to the 2018 first half.  For 2017, utilization ranged from high 80% to low 90% during the 2017 first quarter, mid-80% to high 80% during the second quarter, mid-80% to mid-90% during the third quarter and low to mid-90% during the fourth quarter.

Coastal tank barge utilization levels improved throughout 2018 from the high 70% range during the 2018 first quarter to the 80% range by end of 2018.  The improvement in utilization primarily reflected the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry. Coastal utilization had declined throughout 2017 as new tank barges were placed in service by the Company and competitors, further adding to the overcapacity in the coastal market and further increasing the number of coastal tank barges operating in the spot market, which added increased idle time and voyage costs. In 2017, equipment utilization was in the mid-70% to low 80% range during the first quarter, high 60% to mid-70% range during the second quarter, and low 60% to mid-60% during the third and fourth quarters.

During 2018, approximately 65% of the inland marine transportation revenues were under term contracts and 35% were spot contract revenues. For 2017, approximately 75% of inland marine transportation revenues were under term contracts and 25% were spot contract revenues. These allocations provide the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 59% of the inland revenues under term contracts during 2018 compared with 49% during 2017. Rates on inland term contracts renewed in the 2018 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2017. Rates on inland term contracts renewed in the 2018 second quarter increased in the 1% to 3% average range compared with term contracts renewed in the second quarter of 2017. In the 2018 third quarter, rates on inland term contracts renewed increased in the 3% to 5% average range compared with term contracts renewed in the third quarter of 2017. In the 2018 fourth quarter, rates on inland term contracts were generally higher in the 1% to 3% average range, though some multi-year contracts did renew lower, compared with term contracts renewed in the fourth quarter of 2017.  Spot contract rates, which include the cost of fuel, increased in the 10% to 15% range in the 2018 first and second quarters compared with the 2017 first and second quarters. In the 2018 third and fourth quarters, spot contract rates increased in the 20% to 25% range compared with the 2017 third and fourth quarters.  Effective January 1, 2018, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.0%, excluding fuel.

During 2018 and 2017, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during 2018 and 2017.  Spot and term contract pricing, which are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced, were stable throughout the 2018 first and second quarters compared with pricing in the 2017 fourth quarter, and moved modestly higher in the 2018 third and fourth quarters. In the 2018 first and second quarters, both term and spot contract pricing declined in the 10% to 15% range compared to the 2017 first and second quarters.  Compared to the 2017 third quarter, spot market pricing in the 2018 third quarter was similar but term contract pricing increased modestly.  Compared to the 2017 fourth quarter, spot market pricing in the 2018 fourth quarter was approximately 10% higher and term contract pricing increased modestly.

The 2018 marine transportation operating margin was 9.9% compared with 10.2% for 2017.

Distribution and Services

During 2018, the distribution and services segment generated 50% of the Company’s revenues, of which 71% was generated from service and parts and 29% from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for 2018 increased 67% when compared with 2017. Operating income for 2018 increased 50% when compared with 2017. The higher revenues and operating income were primarily attributable to the acquisition of S&S, completed on September 13, 2017, as well as increased demand in the oil and gas market for the manufacturing of oilfield service equipment, including new pressure pumping units, the sale and distribution of engines and related parts, and improving market conditions in the commercial marine diesel engine repair business, partially offset by lower demand in the 2018 second half for new and overhauled transmissions and related parts and remanufactured pressure pumping units from some key oilfield customers. For 2018, the oil and gas market contributed approximately 68% of the distribution and services revenues.  The increased demand challenged the Company’s vendor supply chain in 2018 and created delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue.  However, the supply chain issues were largely resolved during the 2018 fourth quarter resulting in a sequential increase in the number of new and remanufactured pressure pumping units delivered in the fourth quarter.  In the commercial and industrial market, approximately 32% of the distribution and services revenues for 2018, the marine sector experienced higher service levels for diesel engine service and related parts sales throughout 2018. The power generation sector saw increased demand from commercial customers for specialty rental units and back-up power systems in the 2018 second and third quarters in anticipation of and as a result of summer storms.  Demand for standby-by power generation equipment declined in the 2018 fourth quarter compared to the 2017 fourth quarter which had experienced higher levels of activity during the 2017 hurricane season.  Demand in the nuclear power generation market was stable compared to 2017.

The distribution and services operating margin for 2018 was 8.7% compared with 9.7% for 2017.

Cash Flow and Capital Expenditures

The Company continued to generate favorable operating cash flow during 2018 with net cash provided by operating activities of $346,999,000 compared with $353,378,000 of net cash provided by operating activities for 2017, a 2% decrease. The largest component contributing to the $6,379,000 decrease was the net decrease in cash flows from the change in operating assets and liabilities of $65,436,000. Excluding the net decrease in cash flows from the change in operating assets and liabilities, the net cash provided by operating activities improvement was driven by an increase in revenues and operating income in both the marine transportation and distribution and services segments driven by the acquisitions of Higman in February 2018 and S&S in September 2017 as well as improved inland barge pricing and utilization in 2018 in the marine transportation segment and increased demand for the manufacturing of oilfield service equipment, including new pressure pumping units, in the distribution and services segment.

The decrease in cash flows from the change in operating assets and liabilities of $65,436,000 in 2018 as compared to 2017 was primarily due to higher inventories, including work in process, in the distribution and services oil and gas market during 2018, primarily to support the increased business activity levels, partially offset by a decrease in trade receivables due to a decrease in revenues recognized in the distribution and services oil and gas market in the 2018 fourth quarter driven by lower demand for new and overhauled transmissions and related parts and remanufacturing pressure pumping  units from some key oilfield customers.  In addition, during 2018 and 2017, the Company generated cash of $53,392,000 and $54,229,000, respectively, from proceeds from the disposition of assets, and $13,264,000 and $3,039,000, respectively, from proceeds from the exercise of stock options.

For 2018, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $301,861,000, including $26,172,000 for inland tank barge and towboat construction, $41,653,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $71,660,000 for a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $162,376,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $533,897,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 30.5% at December 31, 2018 from 24.2% at December 31, 2017, primarily due to the issuance of $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) to purchase Higman in the 2018 first quarter and borrowings under the Company’s revolving credit facility for the acquisition of Targa’s pressure barge fleet, the purchase of the 155,000 barrel coastal ATB under construction in the 2018 second quarter and the acquisition of 27 inland tank barges from CGBM 100, LLC (“CGBM”) in the 2018 fourth quarter, and the offset by the increase in total equity from net earnings attributable to Kirby in 2018 of $78,452,000, the exercise of stock options, the amortization of unearned equity compensation and cash generated during the year. As of December 31, 2018, the Company had $417,373,000 outstanding under its Revolving Credit Facility, $500,000,000 of senior notes outstanding and $500,000,000 of the 2028 Notes outstanding, offset by $7,204,000 in unamortized debt discount and issuance costs.

During 2018, the Company took delivery of one new inland tank barge with a capacity of approximately 29,000 barrels, acquired 163 inland tank barges with the Higman acquisition with a total capacity of approximately 4,766,000 barrels, acquired 27 inland tank barges from CGBM with a total capacity of approximately 306,000 barrels, acquired 16 pressure barges from Targa with a total capacity of approximately 258,000 barrels, acquired two inland tank barges with a total capacity of approximately 35,000 barrels, chartered one inland tank barge with a capacity of approximately 11,000 barrels, and retired 48 inland tank barges, reducing its capacity by approximately 846,000 barrels. The net result was an increase of 162 inland tank barges and approximately 4,559,000 barrels of capacity during 2018.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 15 inland towboats, eight of which will be placed in service in 2019 and the remaining seven in 2020, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $27,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $18,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $25,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Outlook

In the inland marine transportation market, the Company anticipates favorable market dynamics with continued growth in customer demand during 2019, driven by continued growth in U.S. GDP, new petrochemical plants which are expected to come on-line during the year, and new pipelines from the Permian Basin that will bring additional crude oil volumes to the Gulf Coast.  These factors, combined with only modest inland barge additions, are expected to result in inland barge utilization rates in the low to mid-90% range during the year. Together with a full year of contribution from 2018 acquisitions, including Higman, Targa’s pressure barge business, and CGBM’s tank barges, as well as the recently announced pending acquisition of Cenac Marine Services LLC’s fleet, inland revenues and operating income are expected to increase during 2019.

As of December 31, 2018, the Company estimated there were approximately 3,800 inland tank barges in the industry fleet, of which approximately 400 were over 30 years old and approximately 240 of those over 40 years old. The Company estimates that approximately 150 tank barges were ordered during 2018 for delivery throughout 2019 and many older tank barges, including an expected eight by the Company, will be retired, dependent on 2019 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, the Company expects revenues and operating income to improve as compared to 2018, with coastal tank barge utilization increasing modestly into the low to mid-80% range for 2019.  Improving market conditions are expected to be driven by stable to slightly improving customer demand and expected additional industry retirements of aging barges due to BWMS regulations.  The Company expects pricing to increase modestly with low to mid-single digit improvement on most renewing term contracts and spot market rates as industry utilization improves.

As of December 31, 2018, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 15 of those were over 30 years old. In June 2018, the Company purchased a 155,000 barrel coastal ATB under construction from another operator that was delivered to the Company in the 2018 fourth quarter. The Company is aware of three announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2019, and two coastal tank barge and tugboat units greater than 195,000 barrels under construction for delivery in 2020.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Recent oilfield activity declines and crude oil price volatility in the 2018 fourth quarter are expected to result in lower distribution sales and service of engines, new and overhauled transmissions and associated parts in 2019.  In manufacturing, however, the current backlog for new and remanufactured pressure pumping units and equipment should provide stable activity levels through the first half of 2019.  Continuing demand for pressure pumping unit remanufacturing and service, international projects and efficient and environmentally friendly pressure pumping equipment is expected to continue into the second half of 2019.

For the distribution and services commercial and industrial market, the Company anticipates revenues and operating income to increase in 2019 with higher anticipated demand for standby power generation and specialty equipment rentals.  Activity in the nuclear standby power generation market and the commercial marine markets is expected to be stable in 2019.

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

Acquisitions

On January 29, 2019, the Company signed a definitive agreement to acquire the marine transportation fleet of Cenac for approximately $244,000,000 in cash, subject to certain closing adjustments.  Cenac’s fleet consists of 63 inland 30,000 barrel tank barges with approximately 1.9 million barrels of capacity, 34 inland towboats and two offshore tugboats.  Cenac moves petrochemicals, refined products and black oil, including crude oil, residual fuels, feedstocks and lubricants on the lower Mississippi River, its tributaries, and the Gulf Intracoastal Waterway for major oil companies and refiners.  On February 11, 2019, the Federal Trade Commission granted the Company early termination of the Hart-Scott-Rodino waiting period for the acquisition of Cenac.  The closing of the acquisition is expected to occur in March 2019.  Financing of the acquisition will be through additional borrowings.

On December 28, 2018, the Company purchased three inland tank barges from a leasing company for $3,120,000 in cash.  The Company had been leasing the barges prior to the purchase. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On December 14, 2018, the Company purchased 27 inland tank barges with a barrel capacity of 306,000 barrels from CGBM for $28,500,000 in cash.  The 27 tank barges transport petrochemicals and refined products on the Mississippi River System and the Gulf Intracoastal Waterway.  The average age of the barges was eight years.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On November 30, 2018, the Company purchased an inland towboat from a leasing company for $3,050,000 in cash. The Company had been leasing the towboat prior to the purchase.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

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

On February 14, 2018, the Company completed the acquisition of Higman for $421,922,000 in cash, subject to certain post-closing adjustments. Higman’s fleet consisted of 163 inland tank barges with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. The average age of the inland tank barges was approximately seven years and the inland towboats had an average age of approximately eight years. Financing of the acquisition was through the issuance of the 2028 Notes. The 2028 Notes were issued on February 12, 2018 in preparation for closing of the acquisition.

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

The total value of the transaction was $758,213,000 consisting of cash consideration of $377,935,000, the assumption of $13,724,000 of debt and $366,554,000 through the issuance of 5,696,259 shares of Company common stock valued at $64.35 per share, the Company’s closing share price on September 13, 2017.  The debt assumed consisted of $12,135,000 of term debt and $1,589,000 of short-term secured loans related to the Company’s South American operations. The term debt was paid off without penalty in the 2017 fourth quarter. Financing of the acquisition was through a combination of the Company’s revolving credit facility and the issuance of Company common stock.

S&S, headquartered in Houston, Texas with 40 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU, Detroit Diesel, EMD, Deutz and several other manufacturers. S&S’ principal customers are oilfield service companies, oil and gas operators and producers, and companies in the marine, mining, power generation, on-highway and other commercial and industrial applications.

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

Results of Operations

The Company reported 2018 net earnings attributable to Kirby of $78,452,000, or $1.31 per share, on revenues of $2,970,697,000, compared with 2017 net earnings attributable to Kirby of $313,187,000, or $5.62 per share, on revenues of $2,214,418,000, and 2016 net earnings attributable to Kirby of $141,406,000, or $2.62 per share, on revenues of $1,770,673,000.

Marine transportation revenues for 2018 were $1,483,143,000, or 50% of total revenues, compared with $1,324,106,000, or 60% of total revenues for 2017, and $1,471,893,000, or 83% of total revenues for 2016. Distribution and services revenues for 2018 were $1,487,554,000, or 50% of total revenues, compared with $890,312,000, or 40% of total revenues for 2017, and $298,780,000, or 17% of total revenues for 2016.

The 2018 year reflected the integration of Targa’s pressure barge fleet, acquired on May 10, 2018, and the integration of Higman, acquired on February 14, 2018.  The 2018 fourth quarter included $85,108,000 before taxes, $67,235,000 after taxes, or $1.12 per share, non-cash impairment of long-lived assets and lease cancellation costs and $2,702,000 before taxes, $2,135,000 after taxes, or $0.04 per share, non-cash impairment of goodwill.  The 2018 second quarter included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018. The 2018 first quarter included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the Higman acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman. In addition, the 2018 first quarter included $3,938,000 before taxes, or $0.05 per share, of non-cash expenses related to an amendment to the employee stock award plan. The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.

The 2017 year included $269,472,000 after taxes, or $4.83 per share, of deferred tax benefit, the result of recent federal tax reform legislation that resulted in the remeasurement of the Company’s United States deferred tax assets and liabilities. This was partially offset by $105,712,000 before taxes, $66,975,000 after taxes, or $1.20 per share, non-cash impairment of long-lived assets and $5,449,000 before taxes, $3,389,000 after taxes, or $0.06 per share, charge for severance and early workforce retirements.

The 2017 results reflect the acquisition of S&S on September 13, 2017.  The 2017 results were negatively impacted by S&S acquisition related costs of $2,119,000, or $0.02 per share. The 2017 third quarter also included an estimated net $0.03 per share negative impact of Hurricane Harvey, which made landfall along the Texas Gulf Coast in late August 2017, impacting the marine transportation and distribution and services operations, and Hurricane Irma, which disrupted the coastal marine transportation and distribution and services operations along the East Coast.

The 2016 first quarter results included $5,605,000 before taxes, or $0.06 per share, of severance charges which were reflected in the marine transportation and distribution and services businesses and corporate staff in order to reduce costs.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2018, the Company operated 1,003 inland tank barges, including 31 leased barges, with a total capacity of 21.8 million barrels. This compares with 841 inland tank barges operated as of December 31, 2017, including 31 leased barges, with a total capacity of 17.3 million barrels. The Company operated an average of 278 inland towboats during 2018, of which an average of 77 were chartered, compared with 224 during 2017, of which an average of 70 were chartered. The Company’s coastal tank barge fleet as of December 31, 2018 consisted of 53 tank barges, including four of which were leased, with 5.1 million barrels of capacity, and 50 coastal tugboats, four of which were chartered. This compares with 56 coastal tank barges operated as of December 31, 2017, seven of which were leased, with 5.4 million barrels of capacity, and 53 coastal tugboats, five of which were chartered. As of December 31, 2018, the Company owned four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes.  This compares with five offshore dry-bulk cargo barge and tugboat units owned as of December 31, 2017.  The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2018 (dollars in thousands):

	2018	2017	% Change 2017 to 2018	2016	% Change 2016 to 2017
Marine transportation revenues	$1,483,143	$1,324,106	12%	$1,471,893	(10)%

Costs and expenses:
Costs of sales and operating expenses	997,979	867,069	15	898,404	(3)
Selling, general and administrative	122,421	116,827	5	108,928	7
Taxes, other than on income	33,020	25,765	28	20,817	24
Depreciation and amortization	182,307	178,898	2	184,291	(3)
	1,335,727	1,188,559	12	1,212,440	(2)
Operating income	$147,416	$135,547	9%	$259,453	(48)%
Operating margins	9.9%	10.2%		17.6%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for 2018, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2018 Revenue Distribution	Products Moved	Drivers
Petrochemicals	56%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables —70% Consumer durables — 30%

Black Oil	21%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2018 Compared with 2017

Marine Transportation Revenues

Marine transportation revenues for 2018 increased 12% when compared with 2017 primarily due to the addition of the Higman inland tank barges acquired on February 14, 2018 and the Targa pressure barges acquired on May 10, 2018, and improved barge utilization and spot contract pricing in the inland market. Partially offsetting the increase were lower term and spot contract pricing in the coastal market, poor seasonal weather conditions in the first four months and fourth quarter of 2018, lock closures in the 2018 second half and fewer coastal tank barges available with the impairment and retirement of 12 tank barges in the 2017 fourth quarter. Demand in the coastal markets continued to be impacted by the oversupply of tank barges in the coastal industry. For 2018 and 2017, the inland tank barge fleet contributed 76% and 70%, respectively, and the coastal fleet 24% and 30%, respectively, of marine transportation revenues. The Higman fleet was quickly integrated into the Company’s own fleet. The Higman equipment began to operate on the Company’s contracts soon after the acquisition and Higman barges worked with the Company’s towboats and vice versa resulting in differences in vessel utilization and pricing among individual assets and the consolidated fleet. Due to this quick integration, it is not practical to provide a specific amount of revenues for Higman but the acquisition in February 2018 was one of the primary factors that drove increases in marine transportation revenues in 2018 as compared to 2017.

Tank barge utilization levels of the Company’s inland marine transportation markets were in the mid-90% range during the 2018 first quarter, high 80% to low 90% during the second quarter, and the low to mid-90% range during the third and fourth quarters. Increased customer demand and poor seasonal operating conditions contributed to a tight market across the entire inland tank barge industry during 2018. Operating conditions were adversely impacted by high water conditions on the Mississippi River early in the 2018 second quarter, however, weather conditions improved in May and June, enhancing operating efficiency but driving seasonally lower utilization compared to the 2018 first quarter.  Increasing volumes from petrochemical and black oil customers, lock infrastructure projects in Louisiana as well as on the Ohio River, and refinery turnarounds contributed to increased utilization during the 2018 second half compared to the 2018 first half.

Coastal tank barge utilization levels improved throughout 2018 from the high 70% range during the 2018 first quarter to the 80% range by end of 2018.  The improvement in utilization primarily reflected the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter.

The petrochemical market, the Company’s largest market, contributed 56% of marine transportation revenues for 2018, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, the addition of the Targa pressure barges in May 2018 and the addition of inland tank barges acquired in July 2017 from an undisclosed competitor. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.  In addition, favorable commodity prices and the addition of new petrochemical industry capacity in 2017 and 2018 benefited the market.

The black oil market, which contributed 21% of marine transportation revenues for 2018, reflected higher revenues in the inland market primarily due to the addition of the Higman fleet. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast. Revenues for the transportation of black oil products in the coastal market during 2018 were lower compared with 2017 due to the continued industry-wide over supply of tank barges in the coastal industry.

The refined petroleum products market, which contributed 19% of marine transportation revenues for 2018, reflected stronger volumes in the inland market primarily due to the addition of the Higman fleet, partially offset by lower utilization in the coastal market, primarily a result of the oversupply of coastal tank barge capacity.

The agricultural chemical market, which contributed 4% of marine transportation revenues for 2018, saw typical seasonal demand for transportation of both domestically produced and imported products during 2018.

For 2018, the inland operations incurred 10,047 delay days, 33% more than the 7,577 delay days that occurred during 2017. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. The increase in delay days reflected the lock infrastructure projects in the 2018 third quarter and the challenging operating conditions in the 2018 first quarter due to ice on the Illinois River, infrastructure issues on the Ohio River, seasonal fog and high winds, as well as lock delays along the Gulf Intracoastal Waterway. High water conditions on the Ohio and Mississippi Rivers in the first four months of 2018 also increased delay days.

During 2018, approximately 65% of marine transportation inland revenues were under term contracts and 35% were spot contract revenues. For 2017, approximately 75% of inland revenues were under term contracts and 25% were spot contract revenues. These allocations provide the operations with a more predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delay and temporary market declines, represented 59% of inland revenues under term contracts during 2018 compared with 49% for 2017.

During 2018 and 2017, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues. Coastal time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 85% of the coastal revenues under term contracts in 2018 and 2017.

Rates on inland term contracts renewed in the 2018 first quarter decreased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2017. Rates on inland term contracts renewed in the 2018 second quarter increased in the 1% to 3% average range compared with term contracts renewed in the second quarter of 2017. In the 2018 third quarter, rates on inland term contracts renewed increased in the 3% to 5% average range compared with term contracts renewed in the third quarter of 2017. In the 2018 fourth quarter, rates on inland term contracts were generally higher in the 1% to 3% average range, though some multi-year contracts did renew lower, compared with term contracts renewed in the fourth quarter of 2017.  Spot contract rates, which include the cost of fuel, increased in the 10% to 15% range in the 2018 first and second quarters compared with the 2017 first and second quarters. In the 2018 third and fourth quarters, spot contract rates increased in the 20% to 25% range compared with the 2017 third and fourth quarters.  Effective January 1, 2018, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.0%, excluding fuel.

During 2018 and 2017, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during 2018 and 2017.  Spot and term contract pricing, which are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced, were stable throughout the 2018 first and second quarters compared with pricing in the 2017 fourth quarter, and moved modestly higher in the 2018 third and fourth quarters. In the 2018 first and second quarters, both term and spot contract pricing declined in the 10% to 15% range compared to the 2017 first and second quarters.  Compared to the 2017 third quarter, spot market pricing in the 2018 third quarter was similar but term contract pricing increased modestly.  Compared to the 2017 fourth quarter, spot market pricing in the 2018 fourth quarter was approximately 10% higher and term contract pricing increased modestly.

Marine Transportation Costs and Expenses

Costs and expenses for 2018 increased 12% when compared with 2017. Costs of sales and operating expenses for 2018 increased 15% compared with 2017, primarily due to the addition of the Higman fleet of inland tank barges and towboats in February 2018 and higher fuel costs.

The inland marine transportation fleet operated an average of 278 towboats during 2018, of which an average of 77 were chartered, compared with 224 during 2017, of which an average of 70 were chartered. The increase was primarily due to the addition of inland towboats with the Higman acquisition on February 14, 2018. Generally, as demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During 2018, the inland operations consumed 49.3 million gallons of diesel fuel compared to 40.4 million gallons consumed during 2017, driven by the Higman acquisition. The average price per gallon of diesel fuel consumed during 2018 was $2.20 per gallon compared with $1.79 per gallon for 2017. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2018 increased 5% compared with 2017, primarily due to the addition of Higman personnel and related expenses plus higher incentive compensation accruals. The increase included $3,261,000 of transaction costs, consisting primarily of legal, audit and other professional fees associated with the Higman acquisition, severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, and $2,378,000 of non-cash expenses related to the amendment of the employee stock award plan; all of which were incurred in the 2018 first quarter.

Taxes, other than on income for 2018 increased 28% compared with 2017, mainly due to higher property taxes on marine transportation equipment, including the Higman and Targa fleets, and higher waterway use taxes due to higher business activity levels, mainly due to the Higman acquisition.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2018 increased 9% compared with 2017. The operating margin was 9.9% for 2018 compared with 10.2% for 2017. The operating income increase in 2018 compared to 2017 was primarily due to the acquisitions of Higman and Targa’s pressure barge fleet, improved term and spot contract pricing in the inland market, and improved barge utilization in the inland market, partially offset by lower coastal term and spot contract pricing, poor seasonal weather conditions in the first four months and fourth quarter of 2018 and lock closures in the 2018 second half.  Higman transaction costs, severance and retirement charges, and expenses related to the amendment of the employee stock award plan also negatively impacted the 2018 first quarter.

2017 Compared with 2016

Marine Transportation Revenues

Marine transportation revenues for 2017 decreased 10% when compared with 2016 primarily due to the industry-wide oversupply of tank barges in both the inland and coastal markets, resulting in lower inland and coastal marine transportation term and spot contract pricing, and lower coastal equipment utilization. In addition, a continued increase in the number of coastal vessels operating in the spot market led to increased idle time and decreased revenues, partially offset by an increase in the average cost of marine diesel fuel which is largely passed through to the customer and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017. The 2017 revenue decrease was also due to the loss of revenue in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma. Operating conditions for the Company’s inland marine transportation markets deteriorated significantly after Hurricane Harvey made land-fall on the Texas Gulf Coast at the end of August. Unrelated and coinciding infrastructure repairs on the upper Mississippi River further decreased operating efficiency in September and the fourth quarter. For 2017 and 2016, the inland tank barge fleet contributed 70% and 65%, respectively, and the coastal fleet 30% and 35%, respectively, of marine transportation revenues.

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

The petrochemical market, the Company’s largest market, contributed 56% of marine transportation revenues for 2017, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, and the addition of the nine specialty pressure tank barges and four 30,000 barrel tank barges purchased in July 2017. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.  In addition, favorable commodity prices and the addition of new petrochemical industry capacity in the 2017 second half benefited the market.

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

The refined petroleum products market, which contributed 17% of marine transportation revenues for 2017, reflected weaker demand in both the inland and coastal markets, primarily a result of the oversupply of tank barge capacity, as well as weak heating oil demand in the 2017 first quarter due to the unseasonably warm weather in the Northeast.

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

Marine Transportation Costs and Expenses

Costs and expenses for 2017 decreased 2% compared with 2016. Costs of sales and operating expenses for 2017 decreased 3% compared with 2016, primarily due to fewer inland towboats operated and lower business activity levels, partially offset by higher fuel costs and costs and expenses associated with Hurricanes Harvey and Irma.

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

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2017 decreased 48% compared with 2016. The operating margin was 10.2% for 2017 compared with 17.6% for 2016. The results primarily reflected lower inland and coastal term and spot contract pricing, lower coastal equipment utilization and a continued increase in coastal equipment operating in the spot market which added increased idle time and voyage costs, partially offset by savings in the coastal market from the release of chartered tugboats, idling owned barges and tugboats and reducing headcount accordingly, and a reduction in the average number of inland towboats operated. The 2017 operating income decrease was also due to the loss of revenue and additional operating expenses in the inland and coastal marine transportation markets associated with Hurricanes Harvey and Irma. As the third quarter concluded, recoveries from marine customers for delays, pent-up demand for liquid barge movements as the Gulf Coast petrochemical and refinery complex returned to normal operations and a stronger pricing environment for customers’ products partially mitigated the negative impact of the hurricanes.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three years ended December 31, 2018 (dollars in thousands):

	2018	2017	% Change 2017 to 2018	2016	% Change 2016 to 2017
Distribution and services revenues	$1,487,554	$890,312	67%	$298,780	198%

Costs and expenses:
Costs of sales and operating expenses	1,162,967	691,029	68	226,262	205
Selling, general and administrative	149,756	89,060	68	54,756	63
Taxes, other than on income	6,177	3,357	84	1,861	80
Depreciation and amortization	39,349	20,387	93	12,833	59
	1,358,249	803,833	69	295,712	172
Operating income	$129,305	$86,479	50%	$3,068	2,719%
Operating margins	8.7%	9.7%		1.0%

The following table shows the markets serviced by the Company, the revenue distribution for 2018, and the customers for each market:

Markets Serviced	2018 Revenue Distribution	Customers
Oil and Gas	68%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	32%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

2018 Compared with 2017

Distribution and Services Revenues

Distribution and services revenues for 2018 increased 67% when compared with 2017. The higher revenues were primarily attributable to the acquisition of S&S, completed on September 13, 2017, as well as increased demand in the oil and gas market for the manufacturing of oilfield service equipment, including new pressure pumping units, the sale and distribution of engines and related parts, and improving market conditions in the commercial marine diesel engine repair business, partially offset by lower demand in the 2018 second half for new and overhauled transmissions and related parts and remanufactured pressure pumping units from some key oilfield customers. The S&S operations were quickly integrated into the Company’s own operations.  This helped the Company to secure orders for the manufacture of pressure pumping units that both standalone companies would have struggled to deliver on-time to the customer and would likely have not received, as well as began to complete orders at each other’s manufacturing facilities for geographic convenience as well.  Due to the accelerated integration, it is not practical to provide a specific amount of revenues for S&S, but the acquisition of S&S in 2017 was one of the primary factors that drove increases in distribution and services revenues in 2018 compared to 2017 and 2017 compared to 2016.

For 2018, the oil and gas market contributed approximately 68% of the distribution and services revenues.  The increased demand challenged the Company’s vendor supply chain in 2018 and created delays for the delivery of new engines, transmissions and parts required for the completion of both new and remanufactured oilfield service equipment, including pressure pumping units, and impacted the recognition of revenue.  However, the supply chain issues were largely resolved during the 2018 fourth quarter resulting in a sequential increase in the number of new and remanufactured pressure pumping units delivered in the fourth quarter.  In the commercial and industrial market, approximately 32% of the distribution and services revenues for 2018, the marine sector experienced higher service levels for diesel engine service and related parts sales throughout 2018. The power generation sector saw increased demand from commercial customers for specialty rental units and back-up power systems in the 2018 second and third quarters in anticipation of and as a result of summer storms.  Demand for standby-by power generation equipment declined in the 2018 fourth quarter compared to the 2017 fourth quarter which had experienced higher levels of activity during the 2017 hurricane season.  Demand in the nuclear power generation market was stable compared to 2017.

Distribution and Services Costs and Expenses

Costs and expenses for 2018 increased 69%, compared with 2017. Costs of sales and operating expenses for 2018 increased 68% compared with 2017, reflecting the acquisition of S&S on September 13, 2017, as well as increased demand for the remanufacture of pressure pumping units and transmission overhauls, improvement in the manufacturing of oilfield service equipment, including pressure pumping units, and an increase in demand for the sale and distribution of engines, transmissions and related parts in the oil and gas market.

Selling, general and administrative expenses for 2018 increased 68%, compared with 2017, primarily due to the S&S acquisition, as well as increased activity in the oil and gas market. The 2018 year included a $171,000 severance charge incurred in the 2018 first quarter associated with the integration of S&S into the Company and $1,168,000 of non-cash expenses, also incurred in the 2018 first quarter, related to the amendment of the employee stock award plan.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for 2018 increased 50% compared to 2017.  The operating margin for 2018 was 8.7% compared with 9.7% for 2017. The results primarily reflected the earnings contribution of S&S and continued strong demand for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, and the sale of new transmissions and related parts.

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

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for 2017 increased 2,719% compared to 2016.  The operating margin for 2017 was 9.7% compared with 1.0% for 2016. The results primarily reflected the earnings contribution of S&S and continued strong demand for the remanufacture of pressure pumping units and transmission overhauls, the manufacturing of oilfield service equipment, and the sale of new transmissions and related parts.

General Corporate Expenses

General corporate expenses for 2018, 2017 and 2016 were $35,590,000, $18,202,000 and $15,024,000, respectively. The 96% increase for 2018 compared to 2017 was primarily due to a one-time non-deductible expense of $18,057,000 in the 2018 second quarter related to the retirement of the Company’s executive Chairman, effective April 30, 2018, and higher incentive compensation accruals. The Company’s retired executive Chairman continues to serve as Chairman of the Board in a non-executive role. The 2018 year included $392,000 incurred in the 2018 first quarter due to the corporate portion of the amendment of the employee stock award plan.  The 21% increase for 2017 compared to 2016 was primarily due to $2,119,000 of S&S acquisition costs incurred during 2017.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $1,968,000 in 2018 compared with a net loss on disposition of assets of $4,487,000 in 2017 and $127,000 in 2016. The net gains in 2018 was predominantly from the sale or retirement of marine equipment and the sale of distribution and services’ properties.  The 2017 loss was primarily from the retirement and sale of older and less efficient inland towboats during the 2017 fourth quarter. The net loss for 2016 was predominantly from the sale or retirement of marine equipment.

Other Income and Expenses

The following table sets forth impairment of long-lived assets, impairment of goodwill, lease cancellation costs, equity in earnings of affiliates, other income (expense), noncontrolling interests and interest expense for the three years ended December 31, 2018 (dollars in thousands):

	2018	2017	% Change 2017 to 2018	2016	% Change 2016 to 2017
Impairment of long-lived assets	$(82,705)	$(105,712)	(22)%	$—	N/A
Impairment of goodwill	(2,702)	—	N/A	—	N/A
Lease cancellation costs	(2,403)	—	N/A	—	N/A
Equity in earnings of affiliates	355	291	22%	532	(45)%
Other income (expense)	5,371	570	842%	(2,466)	123%
Noncontrolling interests	(626)	(716)	(13)%	(1,398)	(49)%
Interest expense	(46,856)	(21,472)	118%	(17,690)	21%

Impairment of Long-lived Assets

During the fourth quarter of 2018, the Company recorded a $82,705,000 non-cash pre-tax impairment charge. The after-tax effect of the charge was $65,337,000 or $1.09 per share. The USCG adopted regulations on BWMS establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act.  The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for BWMS.  The USCG has approved manufacturers’ systems that met the regulatory discharge standard equivalent to the International Maritime Organization’s D-2 standard.  The phase-in schedule for those existing vessels requiring a system to install BWMS equipment is dependent on vessel build date, ballast water capacity, and drydock schedule.  Compliance with the ballast water treatment regulations requires the installation of equipment on some of the Company’s vessels to treat ballast water before it is discharged. The installation of BWMS equipment will require significant capital expenditures at the next scheduled drydocking to complete the installation of the approved system on those existing vessels that require a system to comply with the BWMS regulations.

Due to the advanced age of four of the Company’s older ATBs and the high cost of installation of BWMS, the Company will retire the ATBs at their next scheduled shipyard dates which range between 2020 and 2023 instead of installing the expensive BWMS equipment required to operate the vessels past their next required shipyard dates.  A pre-tax impairment charge of $78,835,000 was incurred in the fourth quarter of 2018 to reduce the ATBs to a fair value of $13,247,000 due to reduced estimated cash flows resulting from reduced lives on these four older ATBs.  The reduced estimated useful lives are due to the assessment of the impact of the new regulations by USCG that require the installation of BWMS.    The fair value of the four ATBs of $13,247,000 is presented in marine transportation equipment at December 31, 2018.

The impairment charge also included a pre-tax charge of $3,870,000 as the Company reduced the carrying value of its improvements in a leased barge to its scrap value of $220,000.  As part of a lease termination, the Company agreed to terminate the lease, purchase the barge and then scrap the barge which resulted in the Company committing to put the barge up for sale in December 2018.    The barge was scrapped in January 2019.  The fair market value of the barge was $220,000 at December 31, 2018, and was presented in prepaid expenses and other current assets.  In addition, the Company incurred $2,403,000 in lease cancellation costs in December 2018 related to the leased barge.

During the fourth quarter of 2017, the Company recorded a $105,712,000 non-cash pre-tax impairment charge. The after-tax effect of the charge was $66,975,000 or $1.20 per share. The impairment charge was to reduce certain vessels to a fair value of $12,550,000 as the Company decided to put certain older out-of-service vessels up for sale in its marine transportation segment in response to lower equipment utilization, pricing pressure and expensive BWMS installations required in the next few years on some of the coastal tank barges. Retiring some of the older coastal marine vessels reduces the fleet’s age profile and improves the efficiency of the fleet.  The fair market value of the vessels was $12,550,000 at December 31, 2017, and was presented in prepaid expenses and other current assets.

Impairment of Goodwill

During the fourth quarter of 2018, the Company took a $2,702,000 charge for the impairment of the remaining goodwill recorded for Osprey.  The impairment reflected the reduced profitability outlook of the container-on-barge operations due to the current economic environment.

Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily consisted of the Company’s 50% ownership of a barge fleeting operation.

Other Income (Expense)

Due to the Company’s adoption of Accounting Standards Update ("ASU") 2017-07 on January 1, 2018, other income for 2018 includes income of $4,517,000 for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The standard was applied retrospectively resulting in a reclassification of income for 2017 of $621,000 and expense for 2016 of $2,175,000 from operating expense to non-operating expense.

Interest Expense

Interest expense for 2018 increased 118% compared with 2017, primarily due to borrowings to finance the cash portion of the S&S acquisition in September 2017, the Higman acquisition in February 2018, the acquisition of Targa’s pressure barge fleet in May 2018 and the purchase of the 155,000 barrel coastal ATB under construction in June 2018.  Interest expense for 2017 increased 21% compared with 2016, primarily due to borrowings under the revolving credit facility to finance the S&S acquisition and lower capitalized interest.  During 2018, 2017 and 2016, the average debt and average interest rate (excluding capitalized interest expense) were $1,370,905,000 and 3.5%, $774,058,000 and 3.0%, and $750,499,000 and 2.7%, respectively. Interest expense for 2018, 2017 and 2016 excludes capitalized interest of $2,206,000, $1,731,000 and $2,974,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets at December 31, 2018 were $5,871,594,000 compared with $5,127,427,000 at December 31, 2017 and $4,289,895,000 at December 31, 2016. The December 31, 2018 total assets reflect the Higman acquisition in February 2018 for $421,922,000, the purchase of Targa’s inland tank barge business in May 2018 for $69,250,000 and the purchase in December 2018 of inland tank barges from CGBM for $28,500,000, all more fully described under Acquisitions above.  The December 31, 2017 total assets reflect the S&S acquisition in September 2017 for $758,213,000 and the purchase in July 2017 of tank barges and towboats from an undisclosed competitor for $68,000,000, both more fully described under Acquisitions above. The following table sets forth the significant components of the balance sheet as of December 31, 2018 compared with 2017 and 2017 compared with 2016 (dollars in thousands):

	2018	2017	% Change 2017 to 2018	2016	% Change 2016 to 2017
Assets:
Current assets	$1,096,489	$957,082	15%	$632,951	51%
Property and equipment, net	3,539,802	2,959,265	20	2,921,374	1
Investment in affiliates	2,495	1,890	32	2,622	(28)
Goodwill	953,826	935,135	2	598,131	56
Other intangibles, net	224,197	232,808	(4)	87,306	167
Other assets	54,785	41,247	33	47,511	(13)
	$5,871,594	$5,127,427	15%	$4,289,895	20%

Liabilities and stockholders’ equity:
Current liabilities	$607,782	$480,306	27%	$358,338	34%
Long-term debt-less current portion	1,410,169	992,403	42	722,802	37
Deferred income taxes	542,785	468,451	16	705,453	(34)
Other long-term liabilities	94,557	72,044	31	90,435	(20)
Total equity	3,216,301	3,114,223	3	2,412,867	29
	$5,871,594	$5,127,427	15%	$4,289,895	20%

2018 Compared with 2017

Current assets as of December 31, 2018 increased 15% compared with December 31, 2017. Inventories, net, increased 61%, primarily reflecting higher inventories, including work in process, in the distribution and services oil and gas market due to the adoption of ASU 2014-09 and to meet current business activity levels. Prepaid expenses and other current assets decreased 5% primarily due the sale of marine vessels in 2018 that were classified as assets held for sale in the 2017 fourth quarter. Trade accounts receivable decreased 8%, primarily reflecting decreased business activity levels in the distribution and services oil and gas market and lower revenue recognized due to the adoption of ASU 2014-09.

Property and equipment, net of accumulated depreciation, at December 31, 2018 increased 20% compared with December 31, 2017. The increase reflected $318,302,000 of capital expenditures for 2018, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in acquisitions of $585,155,000, less $208,212,000 of depreciation expense and $46,083,000 of property disposals during 2018.  In addition, during 2018, the Company took an impairment charge, more fully described under Impairment of Long-lived Assets above, that reduced the carrying value of marine transportation equipment by $76,779,000.

Goodwill as of December 31, 2018 increased 2% compared with December 31, 2017, predominantly reflecting the goodwill recorded in the Higman and Targa acquisitions.

Other intangibles, net, as of December 31, 2018 decreased 4% compared with December 31, 2017, reflecting amortization of $19,613,000, partially offset by intangible assets other than goodwill recorded in the Targa acquisition.

Other assets at December 31, 2018 increased 33% compared with December 31, 2017 primarily due to the addition of deferred major maintenance drydock expenditures on ocean-going vessels, net of amortization.

Current liabilities as of December 31, 2018 increased 27% compared with December 31, 2017. Accounts payable increased 25%, primarily due to increased business activity levels in the distribution and services segment, the acquisition of Higman and higher shipyard accruals. Accrued liabilities increased 18% primarily due to accrued liabilities assumed in the Higman acquisition including an increase in taxes other than on income, primarily waterway use taxes and property taxes, and an increase in employee incentive compensation. Deferred revenues increased 66%, primarily in the distribution and services segment, reflecting changes in revenue recognition with the adoption of ASU 2014-09.

Long-term debt, less current portion, as of December 31, 2018 increased 42% compared with December 31, 2017, primarily reflecting the issuance on February 12, 2018 of $500,000,000 under the 2028 Notes to fund the acquisition of Higman, partially offset by payments of $78,455,000 on the revolving credit facilities during 2018. Net debt discount and deferred issuance costs were $7,204,000 and $3,442,000 at December 31, 2018 and December 31, 2017, respectively.

Deferred income taxes as of December 31, 2018 increased 16% compared with December 31, 2017, primarily reflecting $40,524,000 of deferred income taxes recorded with the Higman acquisition and the 2018 deferred tax provision of $34,881,000.

Other long-term liabilities as of December 31, 2018 increased 31% compared with December 31, 2017. The increase was primarily due to $11,100,000 of intangible liabilities related to unfavorable contracts of the Higman acquisition and the pension plan liability assumed with the Higman acquisition of $33,116,000, partially offset by contributions of $8,102,000 to the Higman pension plan during 2018.

Total equity as of December 31, 2018 increased 3% compared with December 31, 2017. The increase was primarily the result of $78,452,000 of net earnings attributable to Kirby for 2018, an increase in additional paid-in capital of $20,386,000, primarily due to the employee stock award plan amendment which resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements, a $6,432,000 decrease in treasury stock and a $9,722,000 decrease in the opening balance of retained earnings with the adoption of ASU 2014-09.  The decrease in treasury stock was mainly due to the issuance of restricted stock and the exercise of stock options in connection with stock award plans, partially offset by purchases during 2018 of $776,000 of the Company’s common stock.

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

Property and equipment, net of accumulated depreciation, at December 31, 2017, increased 1% compared with December 31, 2016. The increase reflected $171,697,000 of capital expenditures for 2017 more fully described under Capital Expenditures Reflected on the Balance Sheet below, and the fair value of the property and equipment acquired in acquisitions of $228,066,000, less $191,584,000 of depreciation expense for 2017 and $57,458,000 of property disposals during 2017.  In addition, during 2017, the Company took an impairment charge of $105,712,000, more fully described under Impairment of Long-lived Assets above, and reclassified $112,770,000 of property and equipment to assets held for sale included in prepaid expenses and other current assets.

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

Other assets at December 31, 2017 decreased 13% compared with December 31, 2016, primarily reflecting amortization of deferred major maintenance drydock expenditures on ocean-going vessels during 2017, net of additions.

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

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. No pension contribution was made in 2018, 2017 or 2016 for the 2018, 2017 and 2016 years. The fair value of plan assets was $269,403,000 and $294,995,000 at December 31, 2018 and December 31, 2017, respectively.

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

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made a pension contribution to the Higman plan of $6,717,000 in March 2018 to complete all required funding for the 2016 and 2017 years and make its 2018 first quarter contribution. The Company made an additional contribution to the Higman pension plan of $1,385,000 in the fourth quarter of 2018 for the 2018 year.  The fair value of plan assets was $33,748,000 at December 31, 2018.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 4.4% and 3.7% in 2018 and 2017, respectively, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the ABO of approximately $6,300,000. The Company assumed that plan assets would generate a long-term rate of return of 7.0% in 2018 and 2017. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

On February 12, 2018, the Company issued $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the "2028 Notes") with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which was $11,608,000. The Company received cash proceeds of $495,019,000, net of the original issue discount of $705,000 and debt issuance costs of $4,276,000. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman. The remaining net proceeds of the sale of the 2028 Notes were used for the repayment of indebtedness under the Company’s bank credit facilities. As of December 31, 2018, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of June 26, 2022. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and, effective February 20, 2018, due to a change in one of the Company’s credit ratings, the spread over LIBOR increased from 1.00% to 1.125% and the Alternate Base Rate spread is currently 0.125% over the agent bank’s prime rate. The commitment fee increased as well from 0.10% to 0.15%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2018, the Company was in compliance with all Revolving Credit Facility covenants and had $417,373,000 of debt outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2018 was $411,613,000, computed by averaging the daily balance, and the weighted average interest rate was 3.1%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $6,788,000 as of December 31, 2018.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2018, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2018. Outstanding letters of credit under the Credit Line were $1,171,000 as of December 31, 2018.

On September 13, 2017, as a result of the S&S acquisition, the Company assumed $12,135,000 of term debt which was paid off without penalty in the 2017 fourth quarter.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for 2018 were $318,302,000, including $26,172,000 for inland tank barge and towboat construction, $41,653,000 for progress payments on six 5000 horsepower coastal ATB tugboats, $71,660,000 for a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $178,817,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

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

Financing of the construction of the inland tank barges and towboats and coastal tank barges and tugboats plus upgrades of existing equipment and marine transportation and distribution and services facilities was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During 2018, the Company took delivery of one new inland tank barge with a capacity of approximately 29,000 barrels, acquired 163 inland tank barges with the Higman acquisition with a total capacity of approximately 4,766,000 barrels, acquired 27 inland tank barges from CGBM with a total capacity of approximately 306,000 barrels, acquired 16 pressure barges from Targa with a total capacity of approximately 258,000 barrels, acquired two inland tank barges with a total capacity of approximately 35,000 barrels, chartered one inland tank barge with a capacity of approximately 11,000 barrels, and retired 48 inland tank barges, reducing its capacity by approximately 846,000 barrels. The net result was an increase of 162 inland tank barges and approximately 4,559,000 barrels of capacity during 2018.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 15 inland towboats, eight of which will be placed in service in 2019 and the remaining seven in 2020, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $27,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $18,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $25,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

During October 2018, the Company purchased 11,000 shares of its common stock for $776,000, for an average price of $69.61 per share pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  The Company did not purchase any treasury stock during 2017. As of February 22, 2019, the Company had approximately 1,400,000 shares available under its existing repurchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $346,999,000, $353,378,000 and $415,794,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The 2018 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $117,387,000 compared with a net decrease in the 2017 year of $51,951,000. The net decrease in cash flows from the change in operating assets and liabilities was primarily due to higher inventories, including work in process, in the distribution and services oil and gas market during 2018, primarily to support the increased business activity levels, partially offset by a decrease in trade receivables due to a decrease in revenues recognized in the distribution and services oil and gas market in the 2018 fourth quarter driven by lower demand for new and overhauled transmissions and related parts and remanufactured pressure pumping units from some key oilfield customers.  The 2016 year experienced a net decrease in cash flows from changes in operating assets and liabilities of $10,696,000.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of February 22, 2019, $398,600,000 under its Revolving Credit Facility and $8,829,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Revolving Credit Facility.

The Company expects to continue to fund expenditures for acquisitions, including Cenac, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities and available financing arrangements.

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires June 26, 2022. As of December 31, 2018, the Company had $425,839,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments.  The 2028 Notes do not mature until March 1, 2028 and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flow in 2019. For a list of significant risks and uncertainties that could impact cash flows, see Note 15, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financing arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 7, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20,133,000 at December 31, 2018, including $8,179,000 in letters of credit and $11,954,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2018 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,417,392	$19	$150,000	$767,373	$500,000
Non-cancelable operating leases — barges	30,602	6,808	9,528	7,168	7,098
Non-cancelable operating leases — towing vessels	95,262	70,759	10,324	5,156	9,023
Non-cancelable operating leases — land, buildings and equipment	152,738	19,524	32,028	25,368	75,818
Barge and towing vessel construction contracts	30,634	30,634	—	—	—
Leased barges buyout commitments	8,340	8,340	—	—	—
	$1,734,968	$136,084	$201,880	$805,065	$591,939

Approximately 75% of the towboat charter agreements are for terms of one year or less. The Company’s towboat rental agreements provide the Company with the option to terminate most agreements with notice ranging from seven to 90 days. The Company estimates that 80% of the charter rental cost is related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2018, the Company’s pension plan funding was 85% of the pension plans’ ABO, including the Higman pension plan. The Company expects to make pension contributions of $2,395,000 in 2019 for the 2019 plan year.

Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, “Compensation – Retirement Benefits - Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” which amends the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing certain requirements, providing clarification on existing requirements and adding new requirements including adding an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets. The Company adopted ASU 2017-07 on January 1, 2018 and applied the standard retrospectively. The other components of net benefit cost are shown in Note 11, Retirement Plans. As a result of the adoption, the Company reclassified income of $621,000 for 2017 and expense of $2,175,000 for 2016 from operating expense into non-operating expense in the condensed statement of earnings.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The Company will adopt ASU 2016-02 on January 1, 2019 under the optional transition method that allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not restate prior periods.   The Company will also elect certain practical expedients permitted under the transition guidance.  While the Company is continuing to assess the potential impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets for operating leases of approximately $180,000,000 and lease liabilities for operating leases of approximately $185,000,000 on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Earnings or Cash Flows.  The Company does not have any financing leases as of January 1, 2019.

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

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 10% change in variable interest rates would impact the 2019 interest expense by $507,000 based on balances outstanding at December 31, 2018, and would change the fair value of the Company’s debt by 1%.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 105).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including  principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting, described below.

Following identification of the material weakness described below, and prior to filing this Annual Report on Form 10-K, the Company completed substantive procedures for the year ended December 31, 2018.   These procedures included additional analysis and post-closing procedures in light of the material weakness.  Notwithstanding the material weakness, the Company performed review and lookback procedures and has not detected any unauthorized access to its financial applications nor discovered any inaccurate accounting entries or errors in financial reporting. These procedures were limited to one of the Company’s recently acquired subsidiaries where the material weakness is present.

Based on these procedures, management has concluded that, notwithstanding the material weakness described below, the consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP and the CEO and CFO have certified that, based on their knowledge, the consolidated financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.  KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified opinion on the consolidated financial statements, which appears herein.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the CEO and the CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 due to the material weakness in internal control over financial reporting, described below.

The Company’s assessment of changes in internal control related to a recently acquired subsidiary’s information technology general controls did not timely identify inappropriate user access issues at the subsidiary. Specifically, the Company did not design and maintain user access controls that adequately restricted user and privileged access to certain IT operating systems, databases and IT applications at this subsidiary.  As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.   The Company did not identify any misstatements to the financial statements as a result of this material weakness.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which appears in Item 8 on page 65 of this Form 10-K.

Changes in Internal Control Over Financial Reporting. Except for the material weakness identified during the quarter, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan.   The Company expects that all privileged access rights will be removed in the second quarter of 2019 and the Company will be required to test the affected IT operating systems, databases and applications.  The Company believes that these actions and appropriate testing of its effectiveness will remediate this material weakness.

PART III

Items 10	Through 14.

The information for these items is incorporated by reference to the definitive proxy statement filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2018, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kirby Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kirby Corporation and consolidated subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in note 1 to the consolidated financial statements, the Company has changed its method of accounting for recognizing revenues in 2018 due to the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASC Topic 606), as amended.

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
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kirby Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Kirby Corporation and consolidated subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s assessment of changes in internal control related to a recently acquired subsidiary’s information technology general controls which did not timely identify inappropriate user access issues at the subsidiary has been identified and included in management’s assessment. Specifically, the Company did not design and maintain user access controls that adequately restricted user and privileged access to certain IT operating systems, databases and IT applications at this subsidiary. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 25, 2019

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,800	$20,102
Accounts receivable:
Trade — less allowance for doubtful accounts of $10,024 ($8,930 in 2017)	417,644	452,222
Other	104,239	106,231
Inventories — at lower of average cost or market	507,441	315,729
Prepaid expenses and other current assets	59,365	62,798
Total current assets	1,096,489	957,082

Property and equipment:
Marine transportation equipment	4,477,718	3,848,334
Land, buildings and equipment	534,106	512,548
	5,011,824	4,360,882
Accumulated depreciation	1,472,022	1,401,617
Property and equipment — net	3,539,802	2,959,265
Investment in affiliates	2,495	1,890
Goodwill	953,826	935,135
Other intangibles, net	224,197	232,808
Other assets	54,785	41,247
Total assets	$5,871,594	$5,127,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$19	$3
Income taxes payable	2,794	191
Accounts payable	278,057	222,005
Accrued liabilities:
Interest	13,171	6,099
Insurance premiums and claims	109,634	108,651
Employee compensation	53,089	45,193
Taxes — other than on income	38,680	22,791
Other	32,215	27,026
Deferred revenues	80,123	48,347
Total current liabilities	607,782	480,306
Long-term debt — less current portion	1,410,169	992,403
Deferred income taxes	542,785	468,451
Other long-term liabilities	94,557	72,044
Total long-term liabilities	2,047,511	1,532,898

Contingencies and commitments	—	—
Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 in 2018 and 2017	6,547	6,547
Additional paid-in capital	823,347	802,961
Accumulated other comprehensive income — net	(33,511)	(32,405)
Retained earnings	2,723,592	2,646,937
Treasury stock — at cost, 5,608,000 shares in 2018 and 5,783,000 shares in 2017	(306,788)	(313,220)
Total Kirby stockholders’ equity	3,213,187	3,110,820
Noncontrolling interests	3,114	3,403
Total equity	3,216,301	3,114,223
Total liabilities and equity	$5,871,594	$5,127,427

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,483,143	$1,324,106	$1,471,893
Distribution and services	1,487,554	890,312	298,780
Total revenues	2,970,697	2,214,418	1,770,673

Costs and expenses:
Costs of sales and operating expenses	2,160,946	1,558,098	1,124,666
Selling, general and administrative	304,397	220,452	174,863
Taxes, other than on income	39,251	29,163	22,730
Depreciation and amortization	224,972	202,881	200,917
Impairment of long-lived assets	82,705	105,712	—
Impairment of goodwill	2,702	—	—
Lease cancellation costs	2,403	—	—
Loss (gain) on disposition of assets	(1,968)	4,487	127
Total costs and expenses	2,815,408	2,120,793	1,523,303
Operating income	155,289	93,625	247,370
Equity in earnings of affiliates	355	291	532
Other income (expense)	5,371	570	(2,466)
Interest expense	(46,856)	(21,472)	(17,690)
Earnings before taxes on income	114,159	73,014	227,746
Benefit (provision) for taxes on income	(35,081)	240,889	(84,942)

Net earnings	79,078	313,903	142,804
Less: Net earnings attributable to noncontrolling interests	(626)	(716)	(1,398)
Net earnings attributable to Kirby	$78,452	$313,187	$141,406

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.31	$5.62	$2.63
Diluted	$1.31	$5.62	$2.62

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	($ in thousands)

Net earnings	$79,078	$313,903	$142,804
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	7,638	18,748	(6,321)
Foreign currency translation adjustments	(819)	(146)	—
Reclassification to retained earnings of stranded tax effects from tax reform	(7,925)	—	—
Total other comprehensive income (loss), net of taxes	(1,106)	18,602	(6,321)

Total comprehensive income, net of taxes	77,972	332,505	136,483
Net earnings attributable to noncontrolling interests	(626)	(716)	(1,398)
Comprehensive income attributable to Kirby	$77,346	$331,789	$135,085

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	($ in thousands)

Cash flows from operating activities:
Net earnings	$79,078	$313,903	$142,804
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	224,972	202,881	200,917
Provision (credit) for doubtful accounts	1,289	224	(467)
Provision (benefit) for deferred income taxes	34,881	(256,263)	51,296
Loss (gain) on disposition of assets	(1,968)	4,487	127
Equity in earnings of affiliates, net of distributions and contributions	(355)	732	(532)
Impairment of long-lived assets	82,705	105,712	—
Impairment of goodwill	2,702	—	—
Amortization of unearned share-based compensation	19,104	11,460	11,675
Amortization of major maintenance costs	20,760	21,207	19,869
Amortization of debt issuance costs	1,218	986	801
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	12,511	(60,405)	(12,750)
Inventory	(144,685)	19,673	3,182
Other assets	(38,090)	(17,049)	(30,853)
Income taxes payable	(457)	(11,823)	15,413
Accounts payable	22,622	20,758	(1,739)
Accrued and other liabilities	30,712	(3,105)	16,051
Net cash provided by operating activities	346,999	353,378	415,794

Cash flows from investing activities:
Capital expenditures	(301,861)	(177,222)	(231,066)
Acquisitions of businesses and marine equipment, net of cash acquired	(533,897)	(470,101)	(137,072)
Proceeds from disposition of assets	53,392	54,229	18,617
Other	(250)	—	—
Net cash used in investing activities	(782,616)	(593,094)	(349,521)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(78,455)	269,859	(52,848)
Borrowings (payments) on long-term debt	499,295	(13,721)	—
Payment of debt issue costs	(4,276)	(1,243)	—
Return of investment to noncontrolling interests	(915)	(862)	(1,976)
Proceeds from exercise of stock options	13,264	3,039	321
Purchase of treasury stock	(776)	—	(1,827)
Payments related to tax withholding for share-based compensation	(4,822)	(2,881)	(1,756)
Acquisitions of noncontrolling interest	—	(7)	(8,438)
Net cash provided by (used in) financing activities	423,315	254,184	(66,524)
Increase (decrease) in cash and cash equivalents	(12,302)	14,468	(251)
Cash and cash equivalents, beginning of year	20,102	5,634	5,885
Cash and cash equivalents, end of year	$7,800	$20,102	$5,634

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$40,772	$21,663	$19,878
Income taxes paid	$640	$27,196	$18,162
Capital expenditures included in accounts payable	$(16,441)	$5,525	$(2,037)
Non-cash investing activity:
Fair value of property transferred in acquisition	$—	$—	$3,681
Stock issued in acquisition	$—	$366,554	$—
Cash acquired in acquisition	$2,313	$98	$—
Debt assumed in acquisition	$—	$13,724	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	($ in thousands)
Common stock:
Balance at beginning of year	$6,547	$5,978	$5,978
Issuance of shares in acquisition	—	569	—
Balance at end of year	$6,547	$6,547	$5,978

Additional paid-in capital:
Balance at beginning of year	$802,961	$432,459	$434,783
Issuance of shares in acquisition	—	365,985	—
Excess (deficit) of proceeds received upon exercise of stock options and issuance of restricted stock over cost of treasury stock issued	3,489	833	(755)
Tax expense realized from equity compensation plans	—	—	(824)
Issuance of restricted stock, net of forfeitures	(2,207)	(7,770)	(10,218)
Amortization of unearned compensation	19,104	11,460	11,675
Acquisitions of noncontrolling interests	—	(6)	(2,202)
Balance at end of year	$823,347	$802,961	$432,459

Accumulated other comprehensive income:
Balance at beginning of year	$(32,405)	$(51,007)	$(44,686)
Cumulative effect of adoption of ASU 2018-02	$(7,925)	$—	$—
Other comprehensive income (loss), net of taxes	6,819	18,602	(6,321)
Balance at end of year	$(33,511)	$(32,405)	$(51,007)

Retained earnings:
Balance at beginning of year	$2,646,937	$2,342,236	$2,200,830
Cumulative effect of adoption of ASU 2016-09	—	(8,486)	—
Cumulative effect of adoption of ASU 2014-09	(9,722)	—	—
Cumulative effect of adoption of ASU 2018-02	7,925	—	—
Net earnings attributable to Kirby for the year	78,452	313,187	141,406
Balance at end of year	$2,723,592	$2,646,937	$2,342,236

Treasury stock:
Balance at beginning of year	$(313,220)	$(320,348)	$(328,094)
Purchase of treasury stock (11,000 in 2018 and 35,000 in 2016)	(776)	—	(1,827)
Cost of treasury stock issued upon exercise of stock options and issuance of restricted stock (186,000 in 2018, 138,000 in 2017 and 170,000 in 2016)	7,208	7,128	9,573
Balance at end of year	$(306,788)	$(313,220)	$(320,348)

Noncontrolling interests:
Balance at beginning of year	$3,403	$3,549	$10,385
Net earnings attributable to noncontrolling interests	626	716	1,398
Return of investment to noncontrolling interests	(915)	(862)	(1,976)
Acquisitions of noncontrolling interests	—	—	(6,258)
Balance at the end of year	$3,114	$3,403	$3,549

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable as of December 31, 2018 and 2017 were $114,159,000 and $153,661,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and distribution and services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable as of December 31, 2018 and 2017 were $69,624,000 and $66,588,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Fair Value of Financial Instruments. Cash, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is more fully described in Note 7, Long-Term Debt.

Property, Maintenance and Repairs. Property is recorded at cost or acquisition date fair value, Improvements and betterments are capitalized as incurred. Depreciation is recorded on the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 5-40 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs on vessels built for use on the inland waterways are charged to operating expense as incurred and includes the costs incurred in United States Coast Guard (“USCG”) inspections unless the shipyard extends the life or improves the operating capacity of the vessel which results in the costs being capitalized.

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of major maintenance costs of $20,760,000, $21,207,000 and $19,869,000 for the years ended December 31, 2018, 2017 and 2016, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $2,206,000, $1,731,000 and $2,974,000 for the years ending December 31, 2018, 2017 and 2016, respectively.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment test at November 30, 2018 and 2017. For 2018, the Company incurred an impairment of goodwill charge of $2,702,000.  For 2017, the Company noted no impairment of goodwill. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate. The gross carrying value of goodwill at December 31, 2018 and 2017 was $973,995,000 and $947,502,000, respectively, and accumulated amortization at December 31, 2018 and 2017 was $15,566,000. Accumulated impairment losses were $4,603,000 and $1,901,000 at December 31, 2018 and December 31, 2017, respectively.

During the 2018 fourth quarter, the Company took a $2,702,000 charge for the impairment of the remaining goodwill recorded for Osprey Line, L.L.C., a subsidiary that transports project cargoes and cargo containers by barge on the United States inland waterway system.  The impairment reflected the reduced profitability outlook of the container-on-barge operations due to the current economic environment.  The fair value was determined using a combination of a discounted cash flow methodology and a market based approach utilizing a net earnings before interest expense, taxes on income, depreciation and amortization (EBITDA) multiplier.

Net goodwill for the marine transportation segment was $405,575,000 and $387,504,000 at December 31, 2018 and 2017, respectively. The increase in net goodwill for the marine transportation segment for 2018 was due to the acquisitions of Higman Marine, Inc. and its affiliated companies (“Higman”) and Targa Resources Corp.’s (“Targa”) inland tank barge business, more fully described in Note 3, Acquisitions.  Net goodwill for the distribution and services segment was $548,251,000 and $547,631,000 at December 31, 2018 and 2017, respectively.

Other Intangibles. Other intangibles include assets for favorable contracts and customer relationships, distributorship and dealership agreements, trade names and noncompete agreements and liabilities for unfavorable leases and contracts. As of December 31, 2018 and 2017, the gross carrying amounts of other intangible assets were $326,984,000 and $315,983,000, respectively, and the accumulated amortization was $102,787,000 and $83,175,000, respectively, resulting in net carrying amounts of $224,197,000 and $232,808,000, respectively. As of December 31, 2018 and 2017, the gross carrying amounts of other intangible liabilities were $18,323,000 and $7,437,000, respectively, and the accumulated amortization was $8,652,000 and $4,751,000, respectively, resulting in net carrying amounts of $9,671,000 and $2,686,000, respectively.  The increase in other intangible liabilities in  2018 was due to the acquisition of Higman, more fully described in Note 3, Acquisitions.

The costs of intangible assets and liabilities are amortized to expense in a systematic and rational manner over their estimated useful lives.

For the years ended December 31, 2018, 2017 and 2016, the amortization expense for intangibles was $16,760,000, $11,296,000 and $8,467,000, respectively. Estimated amortization expense for amortizable intangible assets and liabilities for the next five years (2019 – 2023) is approximately $18,999,000, $20,854,000, $20,174,000, $19,824,000 and $19,782,000, respectively. As of December 31, 2018, the weighted average amortization period for intangible assets and liabilities was approximately 14 years.

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

Distribution products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices. Parts sales are recognized when control transfers to the customer, generally when title passes upon shipment to customers. Service revenue is recognized over time as the service is provided using measures of progress utilizing hours worked or costs incurred as a percentage of estimated hours or expected costs. Revenue from rental agreements is recognized on a straight-line basis over the rental period. The Company recognizes the revenues on contract manufacturing activities upon shipment and transfer of control to the customer. Prior to the adoption of Accounting Standards Update ("ASU") 2014-09, distribution and services manufacturing and assembly projects revenue was reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the work performed.

Stock-Based Compensation. The Company has share-based compensation plans covering selected officers and other key employees as well as the Company’s Board of Directors. Stock-based grants made under the Company’s stock plans are recorded at fair value on the date of the grant and the cost for all grants made under the director plan and for grants made under the employee plan prior to February 19, 2018 is recognized ratably over the vesting period of the stock option or restricted stock.  On February 19, 2018, the employee stock award plan was amended to also allow for the granting of restricted stock units (“RSUs”) to selected officers and other key employees. The amendment included a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The vesting change resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet the service and age requirements.  Stock option grants are valued at the date of grant as calculated under the Black-Scholes option pricing model. The Company’s stock-based compensation plans are more fully described in Note 10, Stock Award Plans.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for 2018, 2017 and 2016 were $29,306,000, $26,195,000 and $23,085,000, respectively.

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

Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, “Compensation – Retirement Benefits - Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” which amends the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing certain requirements, providing clarification on existing requirements and adding new requirements including adding an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which requires employers to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The standard allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. This standard shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost benefit in assets. The Company adopted ASU 2017-07 on January 1, 2018 and applied the standard retrospectively. The other components of net benefit cost are shown in Note 11, Retirement Plans. As a result of the adoption, the Company reclassified income of $621,000 for 2017 and expense of $2,175,000 for 2016 from operating expense into non-operating expense in the condensed statement of earnings.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The Company will adopt ASU 2016-02 on January 1, 2019 under the optional transition method that allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not restate prior periods.   The Company will also elect certain practical expedients permitted under the transition guidance.  While the Company is continuing to assess the potential impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets for operating leases of approximately $180,000,000 and lease liabilities for operating leases of approximately $185,000,000 on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Earnings or Cash Flows.  The Company does not have any financing leases as of January 1, 2019.

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

The following tables summarize the financial statement line items within the Company’s condensed consolidated financial statements impacted by ASU 2014-09 for the year ended December 31, 2018 (in thousands):

	2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Statements of earnings:
Distribution and services revenues	$1,487,554	$1,515,554	$(28,000)
Costs of sales and operating expenses	$2,160,946	$2,181,046	$(20,100)
Operating income	$155,289	$163,189	$(7,900)
Earnings before taxes on income	$114,159	$122,059	$(7,900)
Provision for taxes on income	$(35,081)	$(37,187)	$2,106
Net earnings attributable to Kirby	$78,452	$84,246	$(5,794)

Statements of comprehensive income:
Net earnings	$79,078	$84,872	$(5,794)
Comprehensive income attributable to Kirby	$77,346	$83,140	$(5,794)

Statements of cash flows:
Net earnings	$79,078	$84,872	$(5,794)
Provision for deferred income taxes	$34,881	$32,775	$2,106
Decrease in cash flows resulting from changes in:
Accounts receivable	$12,511	$(71,624)	$84,135
Inventory	$(144,685)	$(71,985)	$(72,700)
Accrued and other liabilities	$30,712	$38,459	$(7,747)

The following table summarizes the balance sheet line items within the Company’s condensed consolidated financial statements as of December 31, 2018 impacted by ASU 2014-09 (in thousands):

	December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Balance sheets:
Trade receivables	$417,644	$501,779	$(84,135)
Inventories – net	$507,441	$434,741	$72,700
Total assets	$5,871,594	$5,883,029	$(11,435)
Deferred revenues	$80,123	$70,858	$9,265
Deferred income taxes	$542,785	$547,991	$(5,206)
Retained earnings	$2,723,592	$2,739,086	$(15,494)
Total liabilities and equity	$5,871,594	$5,883,029	$(11,435)

(2)	Revenues

The following table sets forth the Company’s revenues by major source for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Marine transportation segment:
Inland transportation	$1,119,820	$923,916	$951,097
Coastal transportation	363,323	400,190	520,796
	$1,483,143	$1,324,106	$1,471,893

Distribution and services segment:
Oil and gas	$1,010,410	$614,128	$115,012
Commercial and industrial	477,144	276,184	183,768
	$1,487,554	$890,312	$298,780

The Company’s revenue is measured based on consideration specified in its contracts with its customers. The Company recognizes revenue as it satisfies performance obligations in its contracts which occur as the Company delivers a service over time to its customers, or transfers control over a part or product to its customer.

Marine Transportation Revenues. The Company’s marine transportation segment utilizes contracts with its customers to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period.  The performance of the service is invoiced as the transaction occurs and payment is required depending on each specific customer’s credit.

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

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. The amount of revenue recognized in 2018 that was included in the opening contract liability balance was $43,348,000. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet. The Company expects to recognize revenue of $80,123,000 in 2019 related to deferred revenue as of December 31, 2018. The Company did not have any contract assets at December 31, 2018 or December 31, 2017.

Performance Obligations. The Company applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

(3)	Acquisitions

On December 28, 2018, the Company purchased three inland tank barges from a leasing company for $3,120,000 in cash.  The Company had been leasing the barges prior to the purchase.

On December 14, 2018, the Company purchased 27 inland tank barges with a barrel capacity of 306,000 barrels from CGBM 100, LLC for $28,500,000 in cash.  The 27 tank barges transport petrochemicals and refined products on the Mississippi River System and the Gulf Intracoastal Waterway.  The average age of the barges was eight years.

On November 30, 2018, the Company purchased an inland towboat from a leasing company for $3,050,000 in cash. The Company had been leasing the towboat prior to the purchase.

On May 10, 2018, the Company completed the purchase of Targa inland tank barge business from a subsidiary of Targa for $69,250,000 in cash. Targa’s inland tank barge fleet consisted of 16 pressure barges with a total capacity of 258,000 barrels, many of which were under multi-year contracts that the Company assumed from Targa. The 16 tank barges transport petrochemicals on the Mississippi River System and the Gulf Intracoastal Waterway. As a result of the acquisition, the Company recorded $16,116,000 of goodwill and $11,000,000 of intangibles with an average amortization period of 15 years. The Company expects all of the goodwill to be deductible for tax purposes.

On March 15, 2018, the Company purchased two inland pressure tank barges from a competitor for $10,400,000 in cash. The average age of the two tank barges was five years.

On February 14, 2018, the Company completed the acquisition of Higman for $421,922,000 in cash, subject to certain post-closing adjustments. Higman’s fleet consisted of 163 inland tank barges with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. The average age of the inland tank barges was approximately seven years and the inland towboats had an average age of approximately eight years. Financing of the acquisition was through the issuance of $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”). The 2028 Notes were issued on February 12, 2018 in preparation for closing of the acquisition.

The Company considers Higman to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company’s inland based marine transportation business and lowering the average age of its inland tank barge and towboat fleet.

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Cash	$2,313
Accounts receivable	27,527
Prepaid expenses	5,323
Property and equipment	497,951
Goodwill	4,657
Other assets	30
Total assets	$537,801

Liabilities:
Accounts payable	17,012
Accrued liabilities	14,127
Deferred income taxes	40,524
Other long-term liabilities	44,216
Total liabilities	$115,879
Net assets acquired	$421,922

As a result of the acquisition, the Company recorded $4,657,000 of goodwill of which the majority will be deductible for tax purposes. The Company also incurred $11,100,000 of intangible liabilities related to unfavorable contracts with a weighted average amortization period of approximately 4.9 years. Acquisition related costs of $3,464,000, consisting primarily of legal, audit and other professional fees plus other expenses, were expensed as incurred to selling, general and administrative expense in 2018.

On October 20, 2017, San Jac Marine, Inc. (“San Jac”), a subsidiary of the Company, purchased certain assets of Sneed Shipbuilding, Inc. for $14,852,000 in cash including its Channelview, Texas shipyard. San Jac is a builder of marine vessels for both inland and offshore applications as well providing repair and maintenance services. The Company intends to build towboats at the shipyard and use the facilities for routine maintenance.

On September 13, 2017, the Company completed the acquisition of substantially all of the assets of Stewart & Stevenson LLC ("S&S"), a global manufacturer and distributor of products and services for the oil and gas, marine, construction, power generation, transportation, mining and agricultural industries. The acquired business, which the Company operates through a newly formed subsidiary renamed Stewart & Stevenson LLC after the closing of the acquisition, was founded in 1902 and serves domestic and global markets with equipment, rental solutions, parts and service through a strategic network of sales and service centers in domestic and international locations.

The total value of the transaction was $758,213,000 consisting of cash consideration of $377,935,000, the assumption of $13,724,000 of debt and $366,554,000 through the issuance of 5,696,259 shares of Company common stock valued at $64.35 per share, the Company’s closing share price on September 13, 2017. On June 26, 2017, in advance of the purchase of S&S, the Company entered into an amendment of its revolving credit facility that increased the borrowing limit from $550,000,000 to $850,000,000 and extended the maturity date to June 26, 2022. The debt assumed consisted of $12,135,000 of term debt and $1,589,000 of short-term secured loans related to the Company’s South American operations. The term debt was paid off without penalty in the 2017 fourth quarter.

S&S, headquartered in Houston, Texas with 40 branches across 12 states, is a distributor in certain geographic areas for Allison Transmission, MTU, Detroit Diesel, EMD Power Products (“EMD”), Deutz and several other manufacturers. S&S’ principal customers are oilfield service companies, oil and gas operators and producers, and companies in the marine, mining, power generation, on-highway and other commercial and industrial applications.

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

The following unaudited pro forma results present consolidated information as if the S&S acquisition had been completed as of January 1, 2016. The pro forma results do not include any of the other acquisitions completed in 2016 through 2018 described above as the effect of these acquisitions would not be materially different from the Company’s actual results.

The pro forma results include the amortization associated with the acquired intangible assets, interest expense associated with the debt used to fund a portion of the acquisition, the impact of the additional shares issued in connection with the S&S acquisition, removal of a product line sold in 2016 and the impact of certain fair value adjustments such as depreciation adjustments related to adjustments to property and equipment. The pro forma results do not include any cost savings or potential synergies related to the acquisition nor any integration costs. The pro forma results should not be considered indicative of the results of operations or financial position of the combined companies had the acquisitions had been consummated as of January 1, 2016 and are not necessarily indicative of results of future operations of the Company.

The following table sets forth the Company’s pro forma revenues and net earnings attributable to Kirby for the years ended December 31, 2016 and 2017 (unaudited and in thousands):

	2016 Pro forma	2017 Pro forma
Revenues	$2,299,800	$2,556,131
Net earnings attributable to Kirby	$125,197	$303,097

(4)	Impairment of Long-lived Assets

During the fourth quarter of 2018, the Company recorded a $82,705,000 non-cash pre-tax impairment charge. The after-tax effect of the charge was $65,337,000 or $1.09 per share. The USCG adopted regulations on ballast water management systems (“BWMS”) establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act.  The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for BWMS.  The USCG has approved manufacturers’ systems that met the regulatory discharge standard equivalent to the International Maritime Organization’s D-2 standard.  The phase-in schedule for those existing vessels requiring a system to install BWMS equipment is dependent on vessel build date, ballast water capacity, and drydock schedule.  Compliance with the ballast water treatment regulations requires the installation of equipment on some of the Company’s vessels to treat ballast water before it is discharged. The installation of BWMS equipment will require significant capital expenditures at the next scheduled drydocking to complete the installation of the approved system on those existing vessels that require a system to comply with the BWMS regulations.

Due to the advanced age of four of the Company’s older articulated tank barge and tugboat units (“ATBs”) and the high cost of installation of BWMS, the Company will retire the ATBs at their next scheduled shipyard dates which range between 2020 and 2023 instead of installing the expensive BWMS equipment required to operate the vessels past their next required shipyard dates.  A pre-tax impairment charge of $78,835,000 was incurred in the fourth quarter of 2018 to reduce the ATBs to a fair value of $13,247,000 due to reduced estimated cash flows resulting from reduced lives on these four older ATBs.  The reduced estimated useful lives are due to the assessment of the impact of the new regulations by USCG that require the installation of BWMS.    The fair value of the four ATBs of $13,247,000 is presented in marine transportation equipment at December 31, 2018.

The impairment charge also included a pre-tax charge of $3,870,000 as the Company reduced the carrying value of its improvements in a leased barge to its scrap value of $220,000.  As part of a lease termination, the Company agreed to terminate the lease, purchase the barge and then scrap the barge which resulted in the Company committing to put the barge up for sale in December 2018.    The barge was scrapped in January 2019.  The fair market value of the barge was $220,000 at December 31, 2018, and was presented in prepaid expenses and other current assets.  In addition, the Company incurred $2,403,000 in lease cancellation costs in December 2018 related to the leased barge.

During the fourth quarter of 2017, the Company recorded a $105,712,000 non-cash pre-tax impairment charge. The after-tax effect of the charge was $66,975,000 or $1.20 per share. The impairment charge was to reduce certain vessels to a fair value of $12,550,000 as the Company decided to put certain older out-of-service vessels up for sale in its marine transportation segment in response to lower equipment utilization, pricing pressure and expensive BWMS installations required in the next few years on some of the coastal tank barges. Retiring some of the older coastal marine vessels reduces the fleet’s age profile and improves the efficiency of the fleet.  The fair market value of the vessels was $12,550,000 at December 31, 2017, and was presented in prepaid expenses and other current assets.

(5)	Inventories

The following table presents the details of inventories as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Finished goods	$406,364	$242,333
Work in process	101,077	73,396
	$507,441	$315,729

(6)	Fair Value Measurements

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments. The fair value of the Company’s debt instruments is described in Note 7, Long-Term Debt.

Certain assets are measured at fair value on a nonrecurring basis. These assets are adjusted to fair value when there is evidence of impairment. During the 2018 fourth quarter, the Company reduced certain vessels to fair value due to its decision in 2018 to retire certain older vessels requiring expensive BWMS equipment at their next scheduled drydock and put a certain older barge up for sale in its marine transportation segment. The fair value of these vessels was $13,467,000 at December 31, 2018 and $13,247,000 is presented in marine transportation equipment and $220,000 is presented in prepaid expenses and other current assets.

(7)	Long-Term Debt

Long-term debt at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Long-term debt, including current portion:
$850,000,000 revolving credit facility due June 26, 2022	$417,373	$495,845
$150,000,000 senior notes Series A due February 27, 2020	150,000	150,000
$350,000,000 senior notes Series B due February 27, 2023	350,000	350,000
$500,000,000 senior notes due March 1, 2028	500,000	—
$10,000,000 credit line due June 30, 2019	—	—
Bank notes payable	19	3
	1,417,392	995,848
Unamortized debt issuance costs	(6,550)	(3,442)
Unamortized debt discount	(654)	—
	$1,410,188	$992,406

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2019	$19
2020	150,000
2021	—
2022	417,373
2023	350,000
Thereafter	500,000
$1,417,392

On February 12, 2018, the Company issued $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the "2028 Notes") with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year, with the exception of the first payment on September 1, 2018, which was $11,608,000. The Company received cash proceeds of $495,019,000, net of the original issue discount of $705,000 and debt issuance costs of $4,276,000. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company used the proceeds from the issuance of the 2028 Notes to fund the acquisition of Higman. The remaining net proceeds of the sale of the 2028 Notes were used for the repayment of indebtedness under the Company’s bank credit facilities. As of December 31, 2018, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, with a maturity date of June 26, 2022. In addition, the credit agreement allows for a $300,000,000 increase in the aggregate commitments of the banks in the form of revolving credit loans or term loans, subject to the consent of each bank that elects to participate in the increased commitment. The variable interest rate spread varies with the Company’s senior debt rating and, effective February 20, 2018, due to a change in one of the Company’s credit ratings, the spread over LIBOR increased from 1.00% to 1.125% and the Alternate Base Rate spread is currently 0.125% over the agent bank’s prime rate. The commitment fee increased as well from 0.10% to 0.15%. The Revolving Credit Facility contains certain restrictive financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Revolving Credit Facility contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, the purchase of existing or new equipment, the purchase of the Company’s common stock, or for business acquisitions. As of December 31, 2018, the Company was in compliance with all Revolving Credit Facility covenants and had $417,373,000 of debt outstanding under the Revolving Credit Facility. The average borrowing under the Revolving Credit Facility during 2018 was $411,613,000, computed by averaging the daily balance, and the weighted average interest rate was 3.1%, computed by dividing the interest expense under the Revolving Credit Facility by the average Revolving Credit Facility borrowing.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $6,788,000 as of December 31, 2018.

The Company has $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of December 31, 2018, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2018. Outstanding letters of credit under the Credit Line were $1,171,000 as of December 31, 2018.

On September 13, 2017, as a result of the S&S acquisition, the Company assumed $12,135,000 of term debt which was paid off without penalty in the 2017 fourth quarter.

The Company also had $19,000 of short-term secured loans outstanding, as of December 31, 2018, related to its South American operations.

The estimated fair value of total debt outstanding at December 31, 2018 and 2017 was $1,411,628,000 and $984,017,000, respectively, which differs from the carrying amount of $1,410,188,000 and $992,406,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves.

(8)	Taxes on Income

Earnings before taxes on income and details of the provision for taxes on income for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Earnings (loss) before taxes on income:
United States	$117,800	$74,267	$227,746
Foreign	(3,641)	(1,253)	—
	$114,159	$73,014	$227,746

Provision (benefit) for taxes on income:
U.S. Federal:
Current	$—	$11,143	$28,919
Deferred	27,102	(258,703)	49,685
	$27,102	$(247,560)	$78,604
U.S. State:
Current	$(243)	$3,861	$4,727
Deferred	7,619	2,280	1,611
	$7,376	$6,141	$6,338
Foreign:
Current	$443	$370	$—
Deferred	160	160	—
	$603	$530	$—
Consolidated:
Current	$200	$15,374	$33,646
Deferred	34,881	(256,263)	51,296
	$35,081	$(240,889)	$84,942

In 2018, the Company filed its 2017 US tax return and completed its analysis of the income tax impacts of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. There are no material changes to the income tax effects to those previously reported in 2017.

The Company’s provision for taxes on income varied from the statutory federal income tax rate for the years ended December 31, 2018, 2017 and 2016 due to the following:

	2018	2017	2016
United States income tax statutory rate	21.0%	35.0%	35.0%
State and local taxes, net of federal benefit	6.5	0.9	1.8
Change due to U.S. tax reform	—	(369.0)	—
Other – net	3.2	3.2	0.5
	30.7%	(329.9)%	37.3%

The tax effects of temporary differences that give rise to significant portions of the non-current deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Non-current deferred tax assets and liabilities:
Deferred tax assets:
Allowance for doubtful accounts	$2,105	$1,875
Inventory	5,017	3,795
Insurance accruals	4,119	4,599
Deferred compensation	1,291	1,849
Unrealized loss on defined benefit plans	9,891	11,097
Operating loss carryforwards	81,867	15,540
Pension benefits	6,559	549
Other	22,421	16,301
	133,270	55,605
Valuation allowances	(25,568)	(15,308)
	107,702	40,297
Deferred tax liabilities:
Property	(526,873)	(428,947)
Deferred state taxes	(74,638)	(58,366)
Goodwill and other intangibles	(34,235)	(9,015)
Other	(14,741)	(12,420)
	(650,487)	(508,748)
	$(542,785)	$(468,451)

During 2018, the Company generated a net operating loss mainly caused by taking the full cost deduction of purchased fixed assets. The deferred tax assets of $18,922,000 has been recorded at December 31, 2018 and can be utilized by future taxable income indefinitely. The Company also inherited a $35,133,000 historical net operating loss of Higman, which was acquired in February 2018 and more fully described in Note 3, Acquisitions. The Higman loss will expire in various amounts through 2037. After conducting loss utilization limit and future gain recognition research, the Company has determined that it is more likely than not that all federal deferred tax assets at December 31, 2018 will be realized.

The Company had state operating loss deferred tax assets of $19,039,000 in 2018 and $9,289,000 in 2017. The valuation allowance for state deferred tax assets as of December 31, 2018 and 2017 was $17,027,000 and $9,289,000, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized. Expiration of these state net operating loss carryforwards vary by state through 2037 and none will expire in fiscal 2019.

As of December 31, 2018, the Company had a Canadian net operating loss carryforward of $8,541,000 which expires in 2038. A full valuation allowance has been provided for this asset.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the 2015 through 2017 tax years. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2012 through 2017 tax years.

As of December 31, 2018, the Company has provided a liability of $1,909,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1,182,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2019 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$1,787	$2,019	$1,958
Additions based on tax positions related to the current year	254	403	187
Additions for tax positions of prior years	70	273	867
Reductions for tax positions of prior years	(668)	(908)	(441)
Settlements	—	—	(552)
Balance at end of year	$1,443	$1,787	$2,019

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net benefit of $209,000 in interest and penalties for the year ended December 31, 2018 and net expense of $120,000 and $88,000 in interest and penalties for the years ended December 31, 2017 and 2016, respectively. The Company had $466,000, $675,000 and $554,000 of accrued liabilities for the payment of interest and penalties at December 31, 2018, 2017 and 2016, respectively.

(9)	Leases

The Company and its subsidiaries currently lease various facilities and equipment under a number of cancelable and noncancelable operating leases. Lease agreements for barges have terms from one to 12 years expiring at various dates through 2028. Lease agreements for towing vessels chartered by the Company have terms from 30 days to ten years expiring at various dates through 2027; however, approximately 75% of the towing vessel charter agreements are for terms of one year or less. Total rental expense for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Rental expense:
Marine equipment — barges	$10,234	$11,550	$13,791
Marine equipment — towing vessels	140,389	116,690	137,609
Other buildings and equipment	23,365	15,915	11,182
Rental expense	$173,988	$144,155	$162,582

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2018 were as follows (in thousands):

	Land, Buildings	Marine Equipment
	And Equipment	Barges	Towing Vessels	Total
2019	$19,524	$6,808	$70,759	$97,091
2020	16,916	5,400	7,746	30,062
2021	15,112	4,128	2,578	21,818
2022	13,547	4,138	2,578	20,263
2023	11,821	3,030	2,578	17,429
Thereafter	75,818	7,098	9,023	91,939
	$152,738	$30,602	$95,262	$278,602

(10)	Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Compensation cost	$19,104	$11,460	$11,675
Income tax benefit	$5,903	$4,333	$4,378

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of stock options, restricted stock awards and performance awards. On February 19, 2018, the employee stock award plan was amended to also allow for the granting of RSUs to selected officers and other key employees. The amendment included a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The vesting change resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet the service and age requirements.

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At December 31, 2018, 1,575,948 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the years ended December 31, 2018, 2017 and 2016:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2015	430,432	$71.01
Granted	186,706	$53.50
Canceled or expired	(16,017)	$80.17
Outstanding at December 31, 2016	601,121	$65.33
Granted	123,141	$68.46
Exercised	(36,616)	$47.95
Canceled or expired	(32,991)	$74.07
Outstanding at December 31, 2017	654,655	$66.45
Granted	115,797	$75.50
Exercised	(283,886)	$61.81
Canceled or expired	(21,864)	$102.42
Outstanding at December 31, 2018	464,702	$69.85

Under the employee plan, stock options exercisable were 230,254, 380,608 and 321,942 at December 31, 2018, 2017 and 2016, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$51.23	90,975	4.1	$51.23		57,438	$51.23
$64.65 – $68.50	126,260	4.7	$67.23		41,146	$67.40
$70.65 – $75.50	207,156	4.5	$74.56		91,359	$73.36
$93.64 – $101.46	40,311	2.1	$95.90		40,311	$95.90
$51.23 – $101.46	464,702	4.3	$69.85	$1,570,000	230,254	$70.72	$951,000

The following is a summary of the restricted stock award activity under the employee plan described above for the years ended December 31, 2018, 2017 and 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	311,727	$75.73
Granted	190,610	$53.56
Vested	(105,109)	$69.93
Forfeited	(19,573)	$76.06
Nonvested balance at December 31, 2016	377,655	$66.14
Granted	127,255	$68.50
Vested	(105,600)	$68.91
Forfeited	(35,189)	$69.45
Nonvested balance at December 31, 2017	364,121	$65.84
Vested	(144,265)	$72.66
Forfeited	(5,640)	$64.60
Nonvested balance at December 31, 2018	214,216	$64.73

The following is a summary of RSU activity under the employee plan described above for the year ended December 31, 2018:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2017	—	$—
Granted	143,890	$75.59
Forfeited	(2,835)	$75.50
Nonvested balance at December 31, 2018	141,055	$75.59

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2018, 486,058 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the years ended December 31, 2018, 2017, and 2016:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2015	220,429	$64.37
Exercised	(9,000)	$35.72
Canceled or expired	(6,000)	$99.52
Outstanding at December 31, 2016	205,429	$64.60
Granted	3,188	$70.65
Exercised	(39,000)	$46.23
Canceled or expired	(12,000)	$87.35
Outstanding at December 31, 2017	157,617	$67.54
Granted	2,640	$85.30
Exercised	(29,153)	$57.47
Outstanding at December 31, 2018	131,104	$70.14

Under the director plan, options exercisable were 130,444, 156,820 and 205,429 at December 31, 2018, 2017 and 2016, respectively.

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2018:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$29.60	6,000	0.3	$29.60		6,000	$29.60
$41.24 – $56.45	31,276	1.9	$50.61		31,276	$50.61
$61.89 – $62.48	28,000	3.6	$62.27		28,000	$62.27
$70.65 – $99.52	65,828	5.2	$86.45		65,168	$86.47
$29.60 – $99.52	131,104	3.8	$70.14	$893,000	130,444	$70.06	$893,000

The following is a summary of the restricted stock award activity under the director plan described above for the years ended December 31, 2018, 2017 and 2016:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2015	1,791	$68.73
Granted	23,074	$64.89
Vested	(24,518)	$65.17
Nonvested balance at December 31, 2016	347	$64.89
Granted	21,198	$70.65
Vested	(21,226)	$70.56
Nonvested balance at December 31, 2017	319	$70.65
Granted	21,373	$85.70
Vested	(21,428)	$85.48
Nonvested balance at December 31, 2018	264	$85.30

The total intrinsic value of all stock options exercised under all of the Company’s plans was $6,709,000, $1,671,000 and $266,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $2,073,000, $632,000 and $100,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $12,936,000, $8,485,000 and $6,928,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $3,997,000, $3,208,000 and $2,598,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

There were no RSU vestings for the year ended December 31, 2018.

As of December 31, 2018, there was $2,294,000 of unrecognized compensation cost related to nonvested stock options, $8,647,000 related to restricted stock and $5,732,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 1.5 years, restricted stock over approximately 2.2 years and RSUs over approximately 3.9 years. The total fair value of stock options vested was $3,191,000, $2,530,000 and $2,495,000 during the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of the restricted stock vested was $12,936,000, $8,485,000 and $6,928,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average per share fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $23.53, $20.72 and $17.30, respectively. The fair value of the stock options granted during the years ended December 31, 2018, 2017 and 2016 was $2,787,000, $2,617,000 and $3,231,000, respectively. The Company currently uses treasury stock shares for restricted stock grants and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the stock options during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Dividend yield	None	None	None
Average risk-free interest rate	2.7%	2.0%	1.5%
Stock price volatility	27%	27%	30%
Estimated option term	Six years	Six years	Six years

(11)	Retirement Plans

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

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made a pension contribution to the Higman plan of $6,717,000 in March 2018 to complete all required funding for the 2016 and 2017 years and make its 2018 first quarter contribution. The Company made an additional contribution to the Higman pension plan of $1,385,000 in the fourth quarter of 2018 for the 2018 year.

The fair value of plan assets of the Company’s pension plans was $303,151,000 and $294,995,000 at December 31, 2018 and 2017 respectively. As of December 31, 2018 and 2017, these assets were allocated among asset categories as follows:

Asset Category	2018	2017	Current Minimum, Target and Maximum Allocation Policy
U.S. equity securities	52%	51%	30% — 50%— 70%
International equity securities	17%	21%	0% — 20%— 30%
Debt securities	28%	28%	15% — 30%— 55%
Cash and cash equivalents	3%	—%	0% — 0%— 5%
	100%	100%

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 7.0% in 2018 and 2017. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 85% of the pension plans’ ABO at December 31, 2018, including the Higman pension plan.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$354,994	$337,176	$1,412	$1,457	$679	$675
Service cost	7,622	10,677	—	—	—	—
Interest cost	15,499	13,729	49	58	24	27
Actuarial loss (gain)	(44,935)	34,563	(70)	42	143	52
Gross benefits paid	(11,749)	(7,718)	(145)	(145)	(103)	(75)
Curtailments	(3,081)	(33,433)	—	—	—	—
Acquisition	63,133	—	—	—	—	—
Benefit obligation at end of year	$381,483	$354,994	$1,246	$1,412	$743	$679

Accumulated benefit obligation at end of year	$356,797	$324,904	$1,246	$1,412	$743	$679

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate (a)	4.4%	3.7%	4.4%	3.7%	4.4%	3.7%
Rate of compensation increase	Service-based table	Service-based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	7.0%	7.0%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2025	2022

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	$—	$—	$—	$—	$75	$75
Decrease	—	—	—	—	(65)	(65)

Change in plan assets
Fair value of plan assets at beginning of year	$294,995	$257,517	$—	$—	$—	$—
Actual return on plan assets	(18,214)	45,196	—	—	—	—
Employer contribution	8,102	—	145	145	103	75
Gross benefits paid	(11,749)	(7,718)	(145)	(145)	(103)	(75)
Acquisition	30,017	—	—	—	—	—
Fair value of plan assets at end of year	$303,151	$294,995	$—	$—	$—	$—

(a)	The discount rate for the Higman pension plan in 2018 was changed from 4.13% as of February 14, 2018 and 4.02% as of March 31, 2018 to 4.40% as of December 31, 2018.

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2018 and 2017 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2018	2017	2018	2017	2018	2017
Funded status at end of year
Fair value of plan assets	$303,151	$294,995	$—	$—	$—	$—
Benefit obligations	(381,483)	(354,994)	(1,246)	(1,412)	(743)	(679)
Funded status and amount recognized at end of year	$(78,332)	$(59,999)	$(1,246)	$(1,412)	$(743)	$(679)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	$—	$—	$—	$—	$—	$—
Current liability	—	—	(158)	(159)	(65)	(54)
Long-term liability	(78,332)	(59,999)	(1,087)	(1,253)	(678)	(625)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$47,101	$57,387	$415	$508	$(4,313)	$(5,053)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$47,101	$57,387	$415	$508	$(4,313)	$(5,053)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2018 and 2017 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2018	2017	2018	2017
Projected benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$381,483	$354,994	$1,246	$1,412
Fair value of plan assets at end of year	303,151	294,995	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2018 and 2017 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	2018	2017	2018	2017
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation at end of year	$381,483	$354,994	$1,246	$1,412
Accumulated benefit obligation at end of year	356,797	324,904	1,246	1,412
Fair value of plan assets at end of year	303,151	294,995	—	—

The following tables presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan at December 31, 2018 and 2017 (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2018	2017	2018	2017	2018	2017
Expected employer contributions
First year	$2,395	$—	$162	$162	$66	$48

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2018	2017	2018	2017	2018	2017
Expected benefit payments (gross)
Year one	$12,209	$9,483	$162	$162	$66	$55
Year two	13,108	10,131	159	159	68	56
Year three	13,959	10,818	155	156	69	58
Year four	14,959	11,608	130	152	57	58
Year five	16,052	12,377	104	149	56	46
Next five years	96,547	75,717	447	462	261	214

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plan		SERP
	2018	2017	2018	2017	2018	2017
Expected federal subsidy
Year one	$—	$—	$—	$—	$—	$(7)
Year two	—	—	—	—	—	(6)
Year three	—	—	—	—	—	(6)
Year four	—	—	—	—	—	(6)
Year five	—	—	—	—	—	(7)
Next five years	—	—	—	—	—	(30)

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Pension Benefits
	Pension Plan			SERP
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$7,622	$10,677	$13,402	$—	$—	$—
Interest cost	15,499	13,729	14,123	49	58	65
Expected return on plan assets	(22,406)	(18,195)	(16,805)	—	—	—
Amortization:
Actuarial loss	2,890	4,400	5,484	23	28	26
Prior service credit	—	—	—	—	—	—
Net periodic benefit cost	3,605	10,611	16,204	72	86	91

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	(7,396)	7,562	15,203	(70)	42	12
Recognition of actuarial loss	(2,890)	(37,833)	(5,484)	(23)	(28)	(26)
Recognition of prior service credit	—	—	—	—	—	—
Total recognized in other comprehensive income	(10,286)	(30,271)	9,719	(93)	14	(14)

Total recognized in net periodic benefit cost and other comprehensive income	$(6,681)	$(19,660)	$25,923	$(21)	$100	$77
Weighted average assumptions used to determine net periodic benefit cost
Discount rate (a)	3.7%	4.2/4.0%	4.5%	3.7%	4.2%	4.5%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%	—	—	—
Rate of compensation increase	Service- based table	Service- based table	Service- based table	—	—	—

(a)
The 2018 discount rate for benefit cost for the Higman pension plan was changed from 4.13% as of February 14, 2018 and 4.02% as of March 31, 2018 to 4.40% as of December 31, 2018.  In 2017, benefit cost for the pension plan was determined using a discount rate of 4.2% for the period beginning January 1, 2017 and ending April 11, 2017 and 4.0% for the period beginning April 12, 2017 and ending December 31, 2017.

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 are as follows (in thousands):

	Pension Benefits
	Pension Plan	SERP
Actuarial loss	$2,713	$28
Prior service credit	—	—
	$2,713	$28

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$—	$—	$—
Interest cost	24	27	29
Amortization:
Actuarial gain	(596)	(668)	(747)
Prior service cost	—	—	—
Net periodic benefit cost	(572)	(641)	(718)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	144	52	(198)
Recognition of actuarial gain	596	668	747
Recognition of prior service cost	—	—	—
Adjustment for actual Medicare Part D reimbursement	—	—	(3)
Total recognized in other comprehensive income	740	720	546

Total recognized in net periodic benefit cost and other comprehensive income	$168	$79	$(172)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.7%	4.2%	4.5%
Health care cost trend rate:
Initial rate	7.0%	7.0%	6.5%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2022	2021	2019

Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	$3	$3	$4
Decrease	(2)	(3)	(3)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 are as follows (in thousands):

Other Postretirement Benefits
Postretirement Welfare Plan
Actuarial gain	$(540)
Prior service cost	—
$(540)

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2019. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2018 and 2017, the Company made contributions of $671,000 and $896,000, respectively, to the SPT. The Company’s contributions to the SPT did not exceed 5% of total contributions to the SPT in 2017. Total contributions for 2018 are not yet available. The Company did not pay any material surcharges in 2017 or 2018.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2017. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2018 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was not in endangered or critical status for the 2017 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2017, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

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

Contributions to the CPF are made currently based on a fixed hourly rate for each hour worked or paid basis (in some cases contributions are made as a percentage of gross pay) and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2018 and 2017, the Company made contributions of $736,000 and $238,000, respectively, to the CPF. Total contributions for the 2018 plan year are not yet available. The Company did not pay any material surcharges in 2017 or 2018.

The federal identification number of the CPF is 36-6052390 and the Certified Zone Status is Green at January 31, 2018. The Company’s future minimum contribution requirements under the CPF are unavailable because actuarial reports for the 2018 plan year, which ended January 31, 2019, are not yet complete and such contributions are subject to negotiations between the employers and the unions. The CPF was not in endangered or critical status for the 2017 plan year, the latest period for which a report is available, as the funded status was 94%. Based on an actuarial valuation performed as of January 31, 2017, there would be no withdrawal liability if the Company chose to withdraw from the CPF although the Company currently has no intention of terminating its participation in the CPF.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $22,392,000, $17,247,000 and $18,213,000 in 2018, 2017 and 2016, respectively.

(12)	Other Comprehensive Income

The Company’s changes in other comprehensive income for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018			2017			2016
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$2,317	$(585)	$1,732	$3,760	$(1,417)	$2,343	$4,763	$(1,825)	$2,938
Actuarial gains (losses)	7,322	(1,416)	5,906	25,776	(9,371)	16,405	(15,013)	5,754	(9,259)
Adoption of ASU 2018-02 – reclassification to retained earnings	—	(7,925)	(7,925)	—	—	—	—	—	—
Foreign currency translation adjustments	(819)	—	(819)	(146)	—	(146)	—	—	—

Total	$8,820	$(9,926)	$(1,106)	$29,390	$(10,788)	$18,602	$(10,250)	$3,929	$(6,321)

(a)	Actuarial gains (losses) are amortized into other income (expense). (See Note 11 – Retirement Plans)

(13)	Earnings Per Share

The following table presents the components of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Net earnings attributable to Kirby	$78,452	$313,187	$141,406
Undistributed earnings allocated to restricted shares	(324)	(2,213)	(999)
Income available to Kirby common stockholders — basic	78,128	310,974	140,407
Undistributed earnings allocated to restricted shares	324	2,213	999
Undistributed earnings reallocated to restricted shares	(323)	(2,211)	(997)
Income available to Kirby common stockholders — diluted	$78,129	$310,976	$140,409

Shares outstanding:
Weighted average common stock issued and outstanding	59,804	55,702	53,834
Weighted average unvested restricted stock	(247)	(394)	(380)
Weighted average common stock outstanding — basic	59,557	55,308	53,454
Dilutive effect of stock options and restricted stock units	132	53	58
Weighted average common stock outstanding — diluted	59,689	55,361	53,512
Net earnings per share attributable to Kirby common stockholders:
Basic	$1.31	$5.62	$2.63

Diluted	$1.31	$5.62	$2.62

Certain outstanding options to purchase approximately 384,000, 472,000 and 240,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2018, 2017 and 2016, respectively, as such stock options would have been antidilutive.

(14)	Quarterly Results (Unaudited)

The unaudited quarterly results for the year ended December 31, 2018 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$741,688	$802,671	$704,845	$721,493
Costs and expenses	692,866	747,260	636,906	740,344
Gain (loss) on disposition of assets	1,898	442	18	(390)
Operating income (loss)	50,720	55,853	67,957	(19,241)
Other income	1,591	1,541	1,454	1,140
Interest expense	(9,780)	(12,540)	(12,345)	(12,191)
Earnings (loss) before taxes on income	42,531	44,854	57,066	(30,292)
Benefit (provision) for taxes on income	(9,865)	(16,061)	(15,116)	5,961
Net earnings (loss)	32,666	28,793	41,950	(24,331)
Less: Net earnings attributable to noncontrolling interests	(195)	(191)	(134)	(106)
Net earnings (loss) attributable to Kirby	$32,471	$28,602	$41,816	$(24,437)

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.54	$0.48	$0.70	$(0.41)
Diluted	$0.54	$0.48	$0.70	$(0.41)

The unaudited quarterly results for the year ended December 31, 2017 were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$491,705	$473,328	$541,274	$708,111
Costs and expenses	445,760	425,937	488,186	756,423
Gain (loss) on disposition of assets	99	(139)	(159)	(4,288)
Operating income (loss)	46,044	47,252	52,929	(52,600)
Other income (expense)	(589)	228	320	902
Interest expense	(4,457)	(4,465)	(5,388)	(7,162)
Earnings (loss) before taxes on income	40,998	43,015	47,861	(58,860)
Benefit (provision) for taxes on income	(13,353)	(17,043)	(19,072)	290,357
Net earnings	27,645	25,972	28,789	231,497
Less: Net earnings attributable to noncontrolling interests	(162)	(194)	(182)	(178)
Net earnings attributable to Kirby	$27,483	$25,778	$28,607	$231,319

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.51	$0.48	$0.52	$3.88
Diluted	$0.51	$0.48	$0.52	$3.87

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

(15)	Contingencies and Commitments

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

On October 13, 2016, the Company, as a successor to Hollywood Marine, Inc. (“Hollywood Marine”), was issued a General Notice under CERCLA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (“Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the PRP Group Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the PRP Group Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the Site under CERCLA authority. The Company, as a successor to Hollywood Marine, joined the PRP Group Companies. The PRP Group Companies have submitted a draft Study work plan to EPA for their review and comment. Higman was named as a PRP in connection with its activities at the Site. Higman is not a participant in the PRP Group Companies.

With respect to the above sites, the Company has recorded reserves, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other responsible parties and the extent to which such costs are recoverable from third parties.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an ATB, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On the same date, the Canadian government filed charges against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001. To date, there has been no activity in either pending case as deadlines to respond have been extended. The Company is unable to estimate the potential exposure in either proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The customer base of the marine transportation segment includes major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2018, approximately 65% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to three years, some with renewal options. During 2018, approximately 80% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% or more of the Company’s revenues in 2018, 2017 and 2016.

Major customers of the distribution and services segment include oilfield service companies, oil and gas operators and producers, inland and offshore barge operators, offshore fishing companies, on-highway transportation companies, mining companies, construction companies, the United States government, and power generation, nuclear and industrial companies.

The results of the distribution and services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the distribution and services segment accounted for 10% or more of the Company’s revenues in 2018, 2017 and 2016.

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

Kirby Engine Systems, through Marine Systems and Engine Systems, operates as an authorized EMD distributor throughout the United States. Engine Systems is also the authorized EMD distributor for nuclear power applications worldwide. The relationship with EMD has been maintained for 53 years. The segment also operates factory-authorized full service marine distributorship/dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Falk, Lufkin and Twin Disc marine gears, as well as an authorized marine dealer for Caterpillar diesel engine in multiple states.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20,133,000 at December 31, 2018, including $8,179,000 in letters of credit and $11,954,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(16)	Segment Data

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $29,363,000, $20,717,000 and $24,672,000 in 2018, 2017 and 2016, respectively, as well as the related intersegment profit of $2,936,000, $2,072,000 and $2,467,000 in 2018, 2017 and 2016, respectively, have been eliminated from the tables below.

The following table sets forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Revenues:
Marine transportation	$1,483,143	$1,324,106	$1,471,893
Distribution and services	1,487,554	890,312	298,780
	$2,970,697	$2,214,418	$1,770,673
Segment profit (loss):
Marine transportation	$147,416	$135,547	$259,453
Distribution and services	129,305	86,479	3,068
Other	(162,562)	(149,012)	(34,775)
	$114,159	$73,014	$227,746
Total assets:
Marine transportation	$4,145,294	$3,485,099	$3,613,951
Distribution and services	1,653,636	1,567,085	623,268
Other	72,664	75,243	52,676
	$5,871,594	$5,127,427	$4,289,895
Depreciation and amortization:
Marine transportation	$182,307	$178,898	$184,291
Distribution and services	39,349	20,387	12,833
Other	3,316	3,596	3,793
	$224,972	$202,881	$200,917
Capital expenditures:
Marine transportation	$284,953	$165,421	$217,423
Distribution and services	10,742	5,086	5,915
Other	6,166	6,715	7,728
	$301,861	$177,222	$231,066

The following table presents the details of “Other” segment profit (loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
General corporate expenses	$(35,590)	$(18,202)	$(15,024)
Interest expense	(46,856)	(21,472)	(17,690)
Impairment of long-lived assets	(82,705)	(105,712)	—
Impairment of goodwill	(2,702)	—	—
Lease cancellation costs	(2,403)	—	—
Gain (loss) on disposition of assets	1,968	(4,487)	(127)
Other income (expense)	5,726	861	(1,934)
	$(162,562)	$(149,012)	$(34,775)

The following table presents the details of “Other” total assets as of December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
General corporate assets	$70,169	$73,353	$50,054
Investment in affiliates	2,495	1,890	2,622
	$72,664	$75,243	$52,676

(17)	Related Party Transactions

The Company is a 50% owner of The Hollywood Camp, L.L.C. (“The Hollywood Camp”), a company that owns and operates a hunting and fishing facility used by the Company primarily for customer entertainment. The Hollywood Camp allocates lease and lodging expenses to its members based on their usage of the facilities. The Company paid The Hollywood Camp $4,523,000 in 2018, $3,634,000 in 2017 and $3,143,000 in 2016 for its share of facility expenses.

The Company is a 50% owner of Bolivar Terminal Co., Inc. (“Bolivar”), a company that provides barge fleeting services (temporary barge storage facilities) in the Houston, Texas area. The Company paid Bolivar $461,000 in 2018, $581,000 in 2017 and $1,314,000 in 2016 for barge fleeting services. Such services were in the ordinary course of business of the Company.

The husband of Amy D. Husted, Vice President and General Counsel of the Company, is a partner in the law firm of Clark Hill Strasburger. The Company paid the law firm $2,019,000 in 2018, $830,000 in 2017 and $779,000 in 2016 for legal services in connection with matters in the ordinary course of business of the Company.

(18)	Subsequent Event

On January 29, 2019, the Company signed a definitive agreement to acquire the marine transportation fleet of Cenac Marine Services, LLC (“Cenac”) for approximately $244,000,000 in cash, subject to certain closing adjustments.  The purchase will be financed through additional borrowings.  Cenac’s fleet consists of 63 inland 30,000 barrel tank barges with approximately 1.9 million barrels of capacity, 34 inland towboats and two offshore tugboats.  Cenac moves petrochemicals, refined products and black oil, including crude oil, residual fuels, feedstocks and lubricants on the lower Mississippi River, its tributaries, and the Gulf Intracoastal Waterway for major oil companies and refiners. On February 11, 2019, the Federal Trade Commission granted the Company early termination of the Hart-Scott-Rodino waiting period for the acquisition of Cenac. The closing of the acquisition is expected to occur in March 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2018 and 2017.

Consolidated Statements of Earnings, for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows, for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements, for the years ended December 31, 2018, 2017 and 2016.

2. Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

Exhibit Number	Description of Exhibit

2.1
— Purchase and Sale Agreement, dated as of June 13, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2017).

2.2
— Amendment No. 1 to Purchase and Sale Agreement, dated as of June 26, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2017).

2.3
— Amendment No. 2 to Purchase and Sale Agreement, dated as of August 11, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2017).

2.4
— Amendment No. 3 to Purchase and Sale Agreement, dated as of September 13, 2017, by and between Stewart & Stevenson LLC and Kirby Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2017).

2.5
— Securities Purchase Agreement among Kirby Corporation, Higman Marine, Inc. and the parties named therein dated February 4, 2018 (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

3.1
— Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.2	— Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

4.1	Long-term debt instruments are omitted pursuant to Item 601(b)(4) of Regulation S-K. The Registrant will furnish copies of such instruments to the Commission upon request.

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

10. 3†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4†	— Annual Incentive Plan Guidelines for 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.5†*	— Annual Incentive Plan Guidelines for 2019.

10.6†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.7†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.8	— Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	— XBRL Instance Document

101.SCH**	— XBRL Taxonomy Extension Schema Document

101.CAL**	— XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	— XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	— XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	— XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Dated: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 25, 2019
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer,	February 25, 2019
David W. Grzebinski	and Director
(Principal Executive Officer)

/s/ WILLIAM G. HARVEY	Executive Vice President and	February 25, 2019
William G. Harvey	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 25, 2019
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 25, 2019
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 25, 2019
Richard J. Alario

/s/ BARRY E. DAVIS	Director	February 25, 2019
Barry E. Davis

/s/ C. SEAN DAY	Director	February 25, 2019
C. Sean Day

/s/ MONTE J. MILLER	Director	February 25, 2019
Monte J. Miller

/s/ RICHARD R. STEWART	Director	February 25, 2019
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 25, 2019
William M. Waterman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.5†*	—	Annual Incentive Plan Guidelines for 2019.

21.1*	—	Consolidated Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema Document

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	—	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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