Form 10-Q
period 2019-03-31
KIRBY CORP
filed 2019-05-09
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KEX	New York Stock Exchange

The number of shares outstanding of the registrant’s Common Stock, $.10 par value per share, on May 8, 2019 was 59,901,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
	($ in thousands)
Current assets:
Cash and cash equivalents	$7,289	$7,800
Accounts receivable:
Trade – less allowance for doubtful accounts	439,975	417,644
Other	122,180	104,239
Inventories – net	491,566	507,441
Prepaid expenses and other current assets	57,242	59,365

Total current assets	1,118,252	1,096,489

Property and equipment	5,265,021	5,011,824
Less accumulated depreciation	(1,472,581)	(1,472,022)
Property and equipment – net	3,792,440	3,539,802

Operating lease right-of-use assets	159,704	—
Goodwill	953,826	953,826
Other intangibles – net	219,696	224,197
Other assets	56,774	57,280

Total assets	$6,300,692	$5,871,594

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2019	December 31, 2018
	($ in thousands)
Current liabilities:
Bank notes payable	$17	$19
Income taxes payable	1,441	2,794
Accounts payable	275,570	278,057
Accrued liabilities	204,724	246,789
Current portion of operating lease liabilities	28,586	—
Deferred revenues	72,386	80,123

Total current liabilities	582,724	607,782

Long-term debt, net – less current portion	1,667,457	1,410,169
Deferred income taxes	555,414	542,785
Operating lease liabilities	139,192	—
Other long-term liabilities	90,497	94,557

Total long-term liabilities	2,452,560	2,047,511

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	827,497	823,347
Accumulated other comprehensive income – net	(32,971)	(33,511)
Retained earnings	2,767,888	2,723,592
Treasury stock – at cost, 5,599,000 shares at March 31, 2019 and 5,608,000 at December 31, 2018	(306,625)	(306,788)
Total Kirby stockholders’ equity	3,262,336	3,213,187
Noncontrolling interests	3,072	3,114
Total equity	3,265,408	3,216,301

Total liabilities and equity	$6,300,692	$5,871,594

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2019	2018
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$368,121	$340,403
Distribution and services	376,500	401,285
Total revenues	744,621	741,688

Costs and expenses:
Costs of sales and operating expenses	536,655	553,317
Selling, general and administrative	72,796	76,796
Taxes, other than on income	9,998	8,535
Depreciation and amortization	55,223	54,218
Gain on disposition of assets	(2,157)	(1,898)
Total costs and expenses	672,515	690,968

Operating income	72,106	50,720
Other income (expense)	(568)	1,591
Interest expense	(13,201)	(9,780)

Earnings before taxes on income	58,337	42,531
Provision for taxes on income	(13,880)	(9,865)

Net earnings	44,457	32,666
Less: Net earnings attributable to noncontrolling interests	(161)	(195)

Net earnings attributable to Kirby	$44,296	$32,471

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.74	$0.54
Diluted	$0.74	$0.54

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	($ in thousands)

Net earnings	$44,457	$32,666
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	411	430
Foreign currency translation adjustments	129	420
Reclassification to retained earnings of stranded tax effects from tax reform	—	(7,925)
Total other comprehensive income (loss), net of taxes	540	(7,075)

Total comprehensive income, net of taxes	44,997	25,591
Net earnings attributable to noncontrolling interests	(161)	(195)

Comprehensive income attributable to Kirby	$44,836	$25,396

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2019	2018
	($ in thousands)
Cash flows from operating activities:
Net earnings	$44,457	$32,666
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	55,223	54,218
Provision for deferred income taxes	12,490	8,846
Amortization of unearned share-based compensation	4,900	7,551
Amortization of leases	446	—
Amortization of major maintenance costs	4,974	4,893
Amortization of debt issuance costs	320	259
Other	(2,544)	(1,773)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(81,737)	(87,926)
Net cash provided by operating activities	38,529	18,734

Cash flows from investing activities:
Capital expenditures	(60,932)	(40,961)
Acquisitions of businesses and marine equipment, net of cash acquired	(247,470)	(429,977)
Proceeds from disposition of assets	13,187	12,181
Net cash used in investing activities	(295,215)	(458,757)

Cash flows from financing activities:
Payments on bank credit facilities	(240,801)	(64,414)
Borrowings on long-term debt	500,000	499,295
Payments of debt issue costs	(2,232)	(4,251)
Proceeds from exercise of stock options	1,415	292
Payments related to tax withholding for share-based compensation	(2,003)	(3,766)
Other	(204)	(225)
Net cash provided by financing activities	256,175	426,931
Decrease in cash and cash equivalents	(511)	(13,092)

Cash and cash equivalents, beginning of year	7,800	20,102
Cash and cash equivalents, end of period	$7,289	$7,010

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$23,257	$10,763
Income taxes refunded	$(1,024)	$(721)
Operating cash outflow from operating leases	$10,142	$—
Non-cash investing activity:
Capital expenditures included in accounts payable	$(5,022)	$(5,448)
Cash acquired in acquisition	$—	$2,313
Right-of-use assets obtained in exchange for lease obligations	$1,292	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
	Shares	Amount				Shares	Amount
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	-	-	52	-	-	25	1,364	-	1,416
Issuance of stock for RSU vestings net of restricted stock forfeitures	-	-	(802)	-	-	14	802	-	-
Tax withholdings on restricted stock and RSU vestings	-	-	-	-	-	(30)	(2,003)	-	(2,003)
Amortization of unearned share-based compensation	-	-	4,900	-	-	-	-	-	4,900
Total comprehensive income, net of taxes	-	-	-	540	44,296	-	-	161	44,997
Return of investment to noncontrolling interests	-	-	-	-	-	-	-	(203)	(203)
Balance at March 31, 2019	65,472	$6,547	$827,497	$(32,971)	$2,767,888	(5,599)	$(306,625)	$3,072	$3,265,408

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Noncontrolling Interests	Total
	Shares	Amount				Shares	Amount
	(in thousands)
Balance at December 31, 2017	65,472	$6,547	$802,961	$(32,405)	$2,646,937	(5,783)	$(313,220)	$3,403	$3,114,223
Adoption of new accounting standards	-	-	-	-	(1,797)	-	-	-	(1,797)
Stock option exercises	-	-	(131)	-	-	32	422	-	291
Tax withholdings on restricted stock vestings and stock option exercises	-	-	-	-	-	(49)	(3,766)	-	(3,766)
Amortization of unearned share-based compensation	-	-	7,551	-	-	-	-	-	7,551
Total comprehensive income, net of taxes	-	-	-	(7,075)	32,471	-	-	195	25,591
Return of investment to noncontrolling interests	-	-	-	-	-	-	-	(225)	(225)
Balance at March 31, 2018	65,472	$6,547	$810,381	$(39,480)	$2,677,611	(5,800)	$(316,564)	$3,373	$3,141,868

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS FOR PREPARATION OF THE CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Kirby Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 under the optional transition method that allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not restate prior periods.  The Company also elected certain practical expedients permitted under the transition guidance which allows the Company to carryforward its historical lease classification and for the non-recognition of short-term leases. Adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets for operating leases of $168,149,000 and lease liabilities for operating leases of $175,778,000 on the Company’s Condensed Balance Sheets as of January 1, 2019, with no material impact to the Condensed Statements of Earnings or Cash Flows. The Company did not have any financing leases as of January 1, 2019.  See Note 3, Leases for additional information.

(3)	LEASES

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases.  The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, allocated between lease and non-lease components, and determining the incremental borrowing rates.  Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheet and related lease expense is recognized on a straight-line basis over the lease term.  The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels for which the Company estimates approximately 75% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at March 31, 2019 were as follows (in thousands):

Total
2019	$27,402
2020	28,989
2021	24,086
2022	21,278
2023	17,236
Thereafter	92,798
Total lease payments	211,789
Less: imputed interest	(44,011)
Operating lease liabilities	$167,778

As of December 31, 2018, future total rentals on the Company’s noncancellable operating leases were $278,602,000 in the aggregate, which consisted of the following: $97,091,000 in 2019; $30,062,000 in 2020; $21,818,000 in 2021; $20,263,000 in 2022; $17,429,000 in 2023; and $91,939,000 thereafter.

The following table summarizes lease cost for the three months ended March 31, 2019 (in thousands):

Operating lease cost	$10,078
Variable lease cost	877
Short-term lease cost	7,482
Total lease cost	$18,437

The following table summarizes other supplemental information about the Company’s operating leases as of March 31, 2019:

Weighted average discount rate	4.0%
Weighted average remaining lease term	10 years

(4)	REVENUES

The following table sets forth the Company’s revenues by major source for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Marine transportation segment:
Inland transportation	$283,085	$252,355
Coastal transportation	85,036	88,048
	$368,121	$340,403
Distribution and services segment:
Oil and gas	$223,101	$274,491
Commercial and industrial	153,399	126,794
	$376,500	$401,285

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. The amount of revenue recognized in the first quarter of 2019 that was included in the opening contract liability balance was $50,921,000. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet.  The Company did not have any contract assets at March 31, 2019 or December 31, 2018.

The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(5)	ACQUISITIONS

On March 29, 2019, the Company purchased three inland tank barges from a leasing company for $2,970,000 in cash.  The Company had been leasing the barges prior to the purchase.

On March 14, 2019, the Company completed the acquisition of the marine transportation fleet of Cenac Marine Services, LLC (“Cenac”) for $244,500,000 in cash.  Cenac’s fleet consisted of 63 inland 30,000 barrel tank barges with approximately 1,833,000 barrels of capacity, 34 inland towboats and two offshore tugboats.  Cenac transported petrochemicals, refined products and black oil, including crude oil, residual fuels, feedstocks and lubricants on the lower Mississippi River, its tributaries, and the Gulf Intracoastal Waterway for major oil companies and refiners.  The average age of the inland tank barges was approximately five years and the inland towboats had an average age of approximately seven years.

The Company considers Cenac to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company’s inland based marine transportation business and lowering the average age of its inland tank barge and towboat fleet.

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Prepaid expenses	$1,138
Property and equipment	246,802
Other intangibles	260
Total assets	$248,200

Other long-term liabilities	3,700
Net assets acquired	$244,500

The Company acquired intangible assets with an amortization period of two years and incurred long-term intangible liabilities related to unfavorable contracts with a weighted average amortization period of approximately 1.2 years.  The fair values have not been finalized and are provisional, pending completion of the tangible and intangible valuation studies.  As additional information becomes known concerning the assets acquired, the Company may make adjustments to the fair value of assets acquired and liabilities assumed for up to one year following the acquisition date. Acquisition related costs of $247,000, consisting primarily of legal and other professional fees, were expensed as incurred to selling, general and administrative expense in the 2019 first quarter.

Pro forma results of the acquisitions made in the 2019 first three months have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

(6)	INVENTORIES

The following table presents the details of inventories as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018

Finished goods	$362,502	$406,364
Work in process	129,064	101,077
	$491,566	$507,441

(7)	FAIR VALUE MEASUREMENTS

The estimated fair value of total debt outstanding at March 31, 2019 and December 31, 2018 was $1,676,480,000 and $1,411,628,000, respectively, which differs from the carrying amounts of $1,667,474,000 and $1,410,188,000, respectively, included in the consolidated financial statements. The fair value was determined using an income approach that relies on inputs such as yield curves which is a Level 2 fair value measurement. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying values that approximate fair value due to the short-term maturity of these financial instruments.

(8)	LONG-TERM DEBT

On March 27, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that extends the term of the Company’s existing $850,000,000 revolving credit facility (“Revolving Credit Facility”) to March 27, 2024 and adds a five-year term loan (“Term Loan”) facility in an amount of $500,000,000.  The Credit Agreement provides for a variable interest rate based on the London interbank offered rate (“LIBOR”) or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”).  The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate.  The Term Loan is repayable in quarterly installments commencing June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024.  The Credit Agreement contains certain restricted financial covenants including an interest coverage ratio and a debt-to-capitalization ratio.  In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business.  The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events.  Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions.  As of March 31, 2019, the Company was in compliance with all Credit Agreement covenants and had outstanding borrowings under the Revolving Credit Facility of $176,574,000 and $500,000,000 outstanding under the Term Loan.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $6,400,000 as of March 31, 2019.

(9)	STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Compensation cost	$4,900	$7,551
Income tax benefit	$1,169	$1,760

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

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At March 31, 2019, 1,363,737 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the three months ended March 31, 2019:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2018	464,702	$69.85
Granted	107,724	$73.93
Exercised	(18,903)	$65.48
Canceled or expired	(15,400)	$71.05
Outstanding at March 31, 2019	538,123	$70.79

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at March 31, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$51.23	87,369	3.7	$51.23		87,369	$51.23
$64.65 - $68.50	103,201	5.2	$67.37		47,496	$68.47
$70.65 - $75.50	309,174	5.1	$74.32		128,056	$73.97
$93.64 - $101.46	38,379	1.8	$96.01		38,379	$96.01
$51.23 - $101.46	538,123	4.7	$70.79	$3,172,000	301,300	$69.32	$2,562,000

The following is a summary of the restricted stock award activity under the employee plan described above for the three months ended March 31, 2019:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2018	214,216	$64.73
Vested	(62,341)	$68.27
Forfeited	(10,399)	$63.56
Nonvested balance at March 31, 2019	141,476	$63.26

The following is a summary of RSU activity under the employee plan described above for the three months ended March 31, 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2018	141,055	$75.59
Granted	134,315	$73.96
Vested	(24,523)	$75.50
Forfeited	(4,029)	$75.43
Nonvested balance at March 31, 2019	246,818	$74.72

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At March 31, 2019, 486,058 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the three months ended March 31, 2019:

	Outstanding Non-Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	131,104	$70.14
Exercised	(6,000)	$29.60
Outstanding at March 31, 2019	125,104	$72.08

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at March 31, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$41.24 – $56.45	31,276	1.7	$50.61		31,276	$50.61
$61.89 – $62.48	28,000	3.3	$62.27		28,000	$62.27
$70.65 – $99.52	65,828	4.9	$86.45		65,828	$86.45
$29.60 – $99.52	125,104	3.8	$72.08	$1,140,000	125,104	$72.08	$1,140,000

The following is a summary of the restricted stock award activity under the director plan described above for the three months ended March 31, 2019:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested balance at December 31, 2018	264	$85.30
Vested	(264)	$85.30
Nonvested balance at March 31, 2019	—	$—

The total intrinsic value of all stock options exercised under all of the Company’s plans was $438,000 and $2,051,000 for the three months ended March 31, 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $105,000 and $478,000 for the three months ended March 31, 2019 and 2018, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $4,222,000 and $8,764,000 for the three months ended March 31, 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,007,000 and $2,042,000 for the three months ended March 31, 2019 and 2018, respectively.

The total intrinsic value of all the RSU vestings under the Company’s employee plan was $1,653,000 for the three months ended March 31, 2019. The actual tax benefit realized for tax deductions from RSU vestings was $394,000 for the three months ended March 31, 2019.  There were no RSU vestings for the three months ended March 31, 2018.

 As of March 31, 2019, there was $3,546,000 of unrecognized compensation cost related to nonvested stock options, $7,126,000 related to nonvested restricted stock awards and $12,206,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 2.0 years, restricted stock awards over approximately 2.2 years and RSUs over approximately 4.3 years. The total fair value of options vested was $1,842,000 and $2,489,000 during the three months ended March 31, 2019 and 2018, respectively. The fair value of the restricted stock vested was $4,222,000 and $8,764,000 for the three months ended March 31, 2019 and 2018, respectively.  The fair value of the RSUs vested was $1,653,000 for the three months ended March 31, 2019.

The weighted average per share fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $22.41 and $23.37, respectively. The fair value of the stock options granted during the three months ended March 31, 2019 and 2018 was $2,414,000 and $2,706,000, respectively. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings, and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
Dividend yield	None	None
Average risk-free interest rate	2.5%	2.7%
Stock price volatility	28%	27%
Estimated option term	Six years	Six years

(10)	OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three months ended March 31,
	2019			2018
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$550	$(139)	$411	$568	$(138)	$430
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	—	—	(7,925)	(7,925)
Foreign currency translation	129	—	129	420	—	420
Total	$679	$(139)	$540	$988	$(8,063)	$(7,075)

(a)	Actuarial gains/(losses) are amortized into other income (expense). (See Note 14 – Retirement Plans)

(11)	SEGMENT DATA

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $7,535,000 and $8,150,000 for the three months ended March 31, 2019 and 2018, respectively, as well as the related intersegment profit of $754,000 and $815,000 for the three months ending March 31, 2019 and 2018, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment for the three months ended March 31, 2019 and 2018 and total assets as of March 31, 2019 and December 31, 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Revenues:
Marine transportation	$368,121	$340,403
Distribution and services	376,500	401,285
	$744,621	$741,688
Segment profit (loss):
Marine transportation	$35,424	$16,180
Distribution and services	37,609	36,965
Other	(14,696)	(10,614)
	$58,337	$42,531

	March 31, 2019	December 31, 2018
Total assets:
Marine transportation	$4,510,945	$4,145,294
Distribution and services	1,695,223	1,653,636
Other	94,524	72,664
	$6,300,692	$5,871,594

The following table presents the details of “Other” segment loss for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
General corporate expenses	$(3,084)	$(4,323)
Gain on disposition of assets	2,157	1,898
Interest expense	(13,201)	(9,780)
Other income (expense)	(568)	1,591
	$(14,696)	$(10,614)

The following table presents the details of “Other” total assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
General corporate assets	$92,805	$70,169
Investment in affiliates	1,719	2,495
	$94,524	$72,664

(12)	TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Earnings (loss) before taxes on income:
United States	$58,752	$43,544
Foreign	(415)	(1,013)
	$58,337	$42,531

Provision for taxes on income:
Federal:
Current	$—	$—
Deferred	12,490	8,509
State and local:
Current	1,459	807
Deferred	—	337
Foreign - current	(69)	212
	$13,880	$9,865

(13)	EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Net earnings attributable to Kirby	$44,296	$32,471
Undistributed earnings allocated to restricted shares	(119)	(156)
Income available to Kirby common stockholders – basic	44,177	32,315
Undistributed earnings allocated to restricted shares	119	156
Undistributed earnings reallocated to restricted shares	(119)	(156)
Income available to Kirby common stockholders – diluted	$44,177	$32,315

Shares outstanding:
Weighted average common stock issued and outstanding	59,869	59,678
Weighted average unvested restricted stock	(160)	(286)
Weighted average common stock outstanding – basic	59,709	59,392
Dilutive effect of stock options and restricted stock units	114	101
Weighted average common stock outstanding – diluted	59,823	59,493

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.74	$0.54
Diluted	$0.74	$0.54

Certain outstanding options to purchase approximately 479,000 and 467,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2019 and 2018, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 1,000 shares of common stock were also excluded in the computation of diluted earnings per share as of March 31, 2019 as such RSUs would have been antidilutive.

(14)	RETIREMENT PLANS

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2019.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made contributions of $1,615,000 to the Higman pension plan in the first quarter of 2019 for the 2018 plan year.  The Company expects to make additional contributions of $1,449,000 to the Higman pension plan during 2019 for the 2019 plan year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2019	2018	2019	2018
Service cost	$1,768	$2,227	$—	$—
Interest cost	4,207	3,631	13	12
Expected return on plan assets	(5,224)	(5,323)	—	—
Amortization of actuarial loss	678	705	7	6
Net periodic benefit cost	$1,429	$1,240	$20	$18

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	8	6
Amortization of actuarial gain	(135)	(149)
Net periodic benefit cost	$(127)	$(143)

(15)	CONTINGENCIES

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”), ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the National Transportation Safety Board designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On the same date, the Canadian government filed charges against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001. The Company filed a limitation action in Federal Court seeking limitation of liability relating to the incident as provided under admiralty law. The Company responded to the Heiltsuk First Nation’s civil claim asserting that the Federal Court action is the appropriate forum for claims to be heard. The Company is unable to estimate the potential exposure in either proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19,525,000 at March 31, 2019, including $7,791,000 in letters of credit and $11,734,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the first quarters of 2019 and 2018 were 59,893,000 and 59,493,000, respectively.  The increase in the weighted average number of common shares for the 2019 first quarter compared with the 2018 first quarter primarily reflected the issuance of restricted stock, the issuance of common stock for the vesting of RSUs and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2019, the Company operated a fleet of 1,061 inland tank barges with 23.6 million barrels of capacity, and operated an average of 286 inland towboats. The Company’s coastal fleet consisted of 51 tank barges with 4.9 million barrels of capacity and 47 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For the 2019 first quarter, net earnings attributable to Kirby were $44,296,000, or $0.74 per share, on revenues of $744,621,000, compared with 2018 first quarter net earnings attributable to Kirby of $32,471,000, or $0.54 per share, on revenues of $741,688,000.  The 2018 first quarter results reflected the acquisition of Higman on February 14, 2018 and included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman. In addition, the 2018 first quarter included $3,938,000 before taxes, or $0.05 per share, of non-cash expenses related to an amendment to the employee stock award plan. The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.

Marine Transportation

For the 2019 first quarter, the Company’s marine transportation segment generated 49% of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2019 first quarter increased 8% and operating income increased 119% compared with the 2018 first quarter revenues and operating income. The increases were primarily due to the addition of the Higman fleet acquired on February 14, 2018, the Targa Resources Corp’s (“Targa”) pressure barges acquired on May 10, 2018 and the CGBM 100, LLC (“CGBM”) inland tank barges acquired on December 14, 2018, and improved barge utilization and spot and term contract pricing in the inland and coastal markets. Operating income was also favorably impacted by cost reductions in the coastal market implemented during 2018.  Partially offsetting these increases were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River, closures of key waterways as a result of lock maintenance projects and a fire at a chemical storage facility on the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels.  The 2018 first quarter was impacted by the Higman transaction costs, severance and retirement costs, and the amendment to the employee stock award plan discussed above.  For the 2019 and 2018 first quarters, the inland tank barge fleet contributed 77% and 74%, respectively, and the coastal fleet contributed 23% and 26%, respectively, of marine transportation revenues.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged in the mid-90% range during the 2019 first quarter compared with the low to mid-90% range during the 2018 fourth quarter and mid-90% range during the 2018 first quarter.  Strong demand from petrochemicals, black oil, refined petroleum products and agricultural chemicals customers, along with extensive delay days due to poor operating conditions which slowed the transport of customer cargoes, contributed to increased utilization during the 2019 first quarter compared to the 2018 fourth quarter.

Coastal tank barge utilization levels were in the low 80% range during the 2019 first quarter compared with the high 70% range during the 2018 first quarter and 80% range in the 2018 fourth quarter.  The improvement in utilization in 2018 and 2019 primarily reflected improved customer demand and the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry.

During the 2019 and 2018 first quarters, approximately 65% and 70%, respectively, of marine transportation’s inland revenues were under term contracts and 35% and 30%, respectively, were spot contract revenues.  Inland time charters during the 2019 first quarter represented 62% of the inland revenues under term contracts compared with 58% in the 2018 first quarter. Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2018.  Spot contract rates in the 2019 first quarter increased in the 5% to 8% average range compared to the 2018 fourth quarter and increased approximately 20% compared to the 2018 first quarter. Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During the 2019 and 2018 first quarters, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2019 and 2018 first quarters. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.  Spot market rates in the 2019 first quarter improved in the 10% to 15% average range compared to the 2018 first quarter and in the 4% to 6% average range compared to the 2018 fourth quarter.  Term contract pricing in the 2019 first quarter was higher in the 4% to 6% average range compared to the 2018 first quarter.

The marine transportation segment operating margin was 9.6% for the 2019 first quarter compared with 4.8% for the 2018 first quarter.

Distribution and Services

For the 2019 first quarter, the distribution and services segment generated 51% of the Company’s revenue, of which 67% was generated from service and parts and 33% from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for the 2019 first quarter decreased 6% when compared with the 2018 first quarter. The decreased revenues were primarily attributable to reduced activity in the oilfield which resulted in lower customer demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment, partially offset by increased service for pressure pumping unit remanufacturing, and improved demand in the commercial and industrial market for the marine diesel engine repair business and power generation sector.  Operating income for the distribution and services segment for the 2019 first quarter increased 2% compared with the 2018 first quarter. The increase primarily reflected increased deliveries of oilfield equipment at favorable margins and improved demand in the marine diesel engine repair business and the power generation sector.  For the 2019 first quarter, the oil and gas market contributed 59% of the distribution and services revenues.  In the commercial and industrial market, which contributed 41% of the distribution and services revenues for the 2019 first quarter, the marine market experienced continued improved demand for diesel engines, parts and service in the Gulf Coast, Midwest and Florida.  The power generation market saw increased demand from commercial customers for back-up power systems in the 2019 first quarter.  Demand in the nuclear power generation market was stable compared to the 2018 first quarter.

The distribution and services segment operating margin for the 2019 first quarter was 10.0% compared with 9.2% for the 2018 first quarter.

Cash Flow and Capital Expenditures

The Company continued to generate favorable operating cash flow during the 2019 first quarter with net cash provided by operating activities of $38,529,000 compared with $18,734,000 for the 2018 first quarter, a 106% increase.  The improvement was driven by increased revenues and operating income in the marine transportation segment driven by the  Higman acquisition in February 2018, the Targa acquisition in May 2018 and the CGBM acquisition in December 2018, as well as improved inland barge pricing.  The improvement was also due to a net increase in cash flows from the change in operating assets and liabilities of $6,189,000 due to decrease in inventories in the distribution and services segment in the 2019 first quarter compared to an increase in the 2018 first quarter.  The decrease in the 2019 first quarter was primarily due to reduced inventory levels to support reduced activity levels in the oil and gas market as compared to higher inventory levels in the 2018 first quarter to support increased business activity levels.  In addition, during the 2019 and 2018 first quarters, the Company generated cash of $13,187,000 and $12,181,000, respectively, from proceeds from the disposition of assets, and $1,415,000 and $292,000, respectively, from proceeds from the exercise of stock options.

For the 2019 first quarter, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $60,932,000, including $7,937,000 for inland towboat construction, $6,904,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $1,838,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, $44,253,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $247,470,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 33.8% at March 31, 2019 from 30.5% at December 31, 2018, primarily due to borrowings under the Revolving Credit Facility and the Term Loan to purchase the Cenac fleet in the 2019 first quarter, offset by the increase in total equity from net earnings attributable to Kirby for the 2019 first quarter of $44,296,000 and the exercise of stock options, the issuance of stock for RSU vestings and the amortization of unearned equity compensation. As of March 31, 2019, the Company had $176,574,000 outstanding under its Revolving Credit Facility, $500,000,000 outstanding under the Term Loan, $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) outstanding and $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) outstanding, offset by $9,117,000 in unamortized debt discount and issuance costs.

During the 2019 first quarter, the Company acquired 63 inland tank barges from Cenac with a total capacity of approximately 1,833,000 barrels and retired five inland tank barges, reducing its capacity by approximately 91,000 barrels. The net result was an increase of 58 inland tank barges and approximately 1,742,000 barrels of capacity during the first quarter of 2019.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 13 inland towboats, eight of which will be placed in service in 2019 and the remaining five in 2020 and 2021, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $25,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $20,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $25,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Outlook

In the inland marine transportation market, the Company anticipates favorable market dynamics with continued growth in customer demand during 2019, driven by continued growth in U.S. GDP, new petrochemical plants which are expected to come on-line during the year, and new pipelines from the Permian Basin that will bring additional crude oil volumes to the Gulf Coast.  These factors, combined with only modest inland barge additions, are expected to result in inland barge utilization rates in the mid-90% range during the year. Together with a full year of contribution from 2018 acquisitions, including Higman, Targa’s pressure barge business and CGBM’s tank barges, as well as the acquisition in March 2019 of Cenac’s marine transportation fleet, inland revenues and operating income are expected to increase during 2019.

As of March 31, 2019, the Company estimated there were approximately 3,800 inland tank barges in the industry fleet, of which approximately 400 were over 30 years old and approximately 240 of those over 40 years old. The Company estimates that approximately 190 tank barges have been ordered for delivery throughout 2019 and many older tank barges, including an expected nine by the Company, will be retired, dependent on 2019 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

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

As of March 31, 2019, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 15 of those were over 30 years old.  The Company is aware of three announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2019, and two coastal tank barge and tugboat units greater than 195,000 barrels under construction for delivery in 2020.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Recent oilfield activity declines and crude oil price volatility in the 2018 fourth quarter have created some uncertainty for the Company’s oil and gas businesses which could extend for the duration of 2019.  These market dynamics have resulted in lower sales of new engines, transmissions and associated parts thus far in 2019 and will likely continue until oilfield activity improves.  In manufacturing, the orders for new and remanufactured pressure pumping units and equipment also slowed during the 2019 first quarter.  Additionally, a number of new pressure pumping units which were expected to be delivered in the 2019 second quarter are likely to be delayed into the 2019 third quarter.  As a result, revenues and operating income are expected to decline in the 2019 second quarter compared to the 2019 first quarter.   The manufacturing outlook for the second half of 2019 will be dependent on additional orders for new and remanufactured pressure pumping equipment and oilfield equipment for international markets.

For the distribution and services commercial and industrial market, the Company anticipates revenues and operating income to increase in 2019 with higher anticipated demand for standby power generation and specialty equipment rentals.  Activity in the nuclear standby power generation market and the commercial marine markets is expected to be stable in 2019.

Acquisitions

On March 29, 2019, the Company purchased three inland tank barges from a leasing company for $2,970,000 in cash.  The Company had been leasing the barges prior to the purchase.  Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On March 14, 2019, the Company completed the acquisition of the marine transportation fleet of Cenac for $244,500,000 in cash.  Cenac’s fleet consisted of 63 inland 30,000 barrel tank barges with approximately 1,833,000 barrels of capacity, 34 inland towboats and two offshore tugboats.  Cenac transported petrochemicals, refined products and black oil, including crude oil, residual fuels, feedstocks and lubricants on the lower Mississippi River, its tributaries, and the Gulf Intracoastal Waterway for major oil companies and refiners.  The average age of the inland tank barges was approximately five years and the inland towboats had an average age of approximately seven years. Financing of the acquisition was through borrowings under the Company’s revolving credit facility.

Results of Operations

The Company reported 2019 first quarter net earnings attributable to Kirby of $44,296,000, or $0.74 per share, on revenues of $744,621,000, compared with 2018 first quarter net earnings attributable to Kirby of $32,471,000, or $0.54 per share, on revenues of $741,688,000.  The 2018 first quarter results reflected the acquisition of Higman on February 14, 2018 and included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman. In addition, the 2018 first quarter included $3,938,000 before taxes, or $0.05 per share, of non-cash expenses related to an amendment to the employee stock award plan. The result of the amendment is shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.

Marine transportation revenues for the 2019 first quarter were $368,121,000, or 49% of total revenues, compared with $340,403,000, or 46% of total revenues, for the 2018 first quarter. Distribution and services revenues for the 2019 first quarter were $376,500,000, or 51% of total revenues, compared with $401,285,000, or 54% of total revenues, for the 2018 first quarter.

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2019, the Company operated 1,061 inland tank barges, including 28 leased barges, with a total capacity of 23.6 million barrels. This compares with 993 inland tank barges operated as of March 31, 2018, including 31 leased barges, with a total capacity of 21.9 million barrels. The Company operated an average of 286 inland towboats during the 2019 first quarter, of which an average of 81 were chartered, compared with 262 during the 2018 first quarter, of which an average of 77 were chartered. The Company’s coastal tank barge fleet as of March 31, 2019, consisted of 51 tank barges, three of which were leased, with 4.9 million barrels of capacity, and 47 tugboats, four of which were chartered. This compares with 55 coastal tank barges operated as of March 31, 2018, seven of which were leased, with 5.2 million barrels of capacity, and 50 tugboats, four of which were chartered. The Company owns and operates four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 (dollars in thousands):

	Three months ended March 31,
	2019	2018	% Change
Marine transportation revenues	$368,121	$340,403	8%

Costs and expenses:
Costs of sales and operating expenses	246,190	238,785	3
Selling, general and administrative	33,217	35,576	(7)
Taxes, other than on income	7,966	6,522	22
Depreciation and amortization	45,324	43,340	5
	332,697	324,223	3
Operating income	$35,424	$16,180	119%

Operating margins	9.6%	4.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the first quarter of 2019, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2019 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	56%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70%, Consumer durables — 30%

Black Oil	22%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2019 first quarter increased 8% when compared with the 2018 first quarter.  The increase was primarily due to the addition of the Higman fleet acquired on February 14, 2018, the Targa pressure barges acquired on May 10, 2018 and the CGBM inland tank barges acquired on December 14, 2018, and improved barge utilization and spot and term contract pricing in the inland and coastal markets. Partially offsetting the increase were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River, closures of key waterways as a result of lock maintenance projects and a fire at a chemical storage facility on the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels.  For the 2019 and 2018 first quarters, the inland tank barge fleet contributed 77% and 74%, respectively, and the coastal fleet contributed 23% and 26%, respectively, of marine transportation revenues.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged in the mid-90% range during the 2019 first quarter compared with the low to mid-90% range during the 2018 fourth quarter and mid-90% range during the 2018 first quarter.  Strong demand from petrochemicals, black oil, refined petroleum products and agricultural chemicals customers, along with extensive delay days due to poor operating conditions which slowed the transport of customer cargoes, contributed to increased utilization during the 2019 first quarter compared to the 2018 fourth quarter.

Coastal tank barge utilization levels were in the low 80% range during the 2019 first quarter compared with the high 70% range during the 2018 first quarter and the 80% range in the 2018 fourth quarter.  The improvement in utilization in 2018 and 2019 primarily reflected improved customer demand and the impairment and retirement of 12 out-of-service coastal barges during the 2017 fourth quarter. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry.

The petrochemical market, the Company’s largest market, contributed 56% of marine transportation revenues for the 2019 first quarter, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations plus the addition of the Targa pressure barges in May 2018. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. In addition, favorable commodity prices and the addition of new petrochemical industry capacity during 2018 and the 2019 first quarter benefited the market.

The black oil market, which contributed 22% of marine transportation revenues for the 2019 first quarter, reflected continued stable demand from steady refinery production levels and the export of refined petroleum products and fuel oils. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported increased volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% of marine transportation revenues for the 2019 first quarter reflected stable volumes in the inland market, partially offset by lower utilization in the coastal market, primarily a result of the oversupply of coastal tank barge capacity.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2019 first quarter, saw typical seasonal demand for transportation of both domestically produced and imported products during the quarter.

For the first quarter of 2019, the inland operations incurred 4,613 delay days, 82% more than the 2,528 delay days that occurred during the 2018 first quarter and 42% more than the 3,249 delay days that occurred during the 2018 fourth quarter.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. The increase in delay days for the 2019 first quarter compared to the 2018 first and fourth quarters reflected unusually poor operating conditions during the 2019 first quarter due to heavy fog along the Gulf Coast, extended periods of ice on the Illinois River, near record high water conditions on the Mississippi River, and closures of key waterways as a result of lock maintenance projects and a fire at a chemical storage facility on the Houston Ship Channel.

During the 2019 and 2018 first quarters, approximately 65% and 70%, respectively, of marine transportation’s inland revenues were under term contracts and 35% and 30%, respectively, were spot contract revenues.  Inland time charters during the 2019 first quarter represented 62% of the inland revenues under term contracts compared with 58% in the 2018 first quarter. Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2018.  Spot contract rates in the 2019 first quarter increased in the 5% to 8% average range compared to the 2018 fourth quarter and increased approximately 20% compared to the 2018 first quarter. Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During the 2019 and 2018 first quarters, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2019 and 2018 first quarters. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.  Spot market rates in the 2019 first quarter improved in the 10% to 15% average range compared to the 2018 first quarter and in the 4% to 6% average range compared to the 2018 fourth quarter.  Term contract pricing in the 2019 first quarter was higher in the 4% to 6% average range compared to the 2018 first quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2019 first quarter increased 3% when compared with the 2018 first quarter. Costs of sales and operating expenses for the 2019 first quarter increased 3% compared with the 2018 first quarter, primarily due to the addition of  the Higman fleet in February 2018.

The inland marine transportation fleet operated an average of 286 towboats during the 2019 first quarter, of which an average of 81 were chartered, compared with 262 during the 2018 first quarter, of which an average of 77 were chartered.  The increase was primarily due to the addition of inland towboats with the Higman acquisition on February 14, 2018 and, to a lesser extent, the Cenac inland towboats acquired on March 14, 2019. Generally as demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-third of its horsepower requirements.

During the 2019 first quarter, the inland operations consumed 11.4 million gallons of diesel fuel compared to 11.3 million gallons consumed during the 2018 first quarter. The average price per gallon of diesel fuel consumed during the 2019 first quarter was $1.93 per gallon compared with $2.04 per gallon for the 2018 first quarter.  Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2019 first quarter decreased 7% compared with the 2018 first quarter.  The decrease was primarily due to transactions costs of $3,261,000, consisting primarily of legal, audit and other professional fees associated with the Higman acquisition and severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, both of which were incurred in the 2018 first quarter.  The Company also experienced higher costs in the 2019 first quarter due to Cenac acquisition related costs of $247,000 and salaries and related costs of acquired personnel of Higman.

Taxes, other than on income, for the 2019 first quarter increased 22% compared with the 2018 first quarter, mainly due to higher property taxes on marine transportation equipment, including the Higman, Targa and CGBM fleets, and higher waterway use taxes due to higher business activity levels, mainly due to the Higman acquisition.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2019 first quarter increased 119% compared with the 2018 first quarter.  The 2019 first quarter operating margin was 9.6% compared with 4.8% for the 2018 first quarter.  The operating income increase in the 2019 first quarter, compared to the 2018 first quarter, was primarily due to the acquisitions of Higman, Targa’s pressure barge fleet and CGBM’s inland tank barges, improved barge utilization and spot and term contract pricing in the inland and coastal markets, and cost reductions in the coastal market implemented during 2018, partially offset by significant weather and navigational challenges in the 2019 first quarter.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 (dollars in thousands):

	Three months ended March 31,
	2019	2018	% Change
Distribution and services	$376,500	$401,285	(6)%

Costs and expenses:
Costs of sales and operating expenses	290,465	314,532	(8)
Selling, general and administrative	37,391	37,754	(1)
Taxes, other than on income	2,017	2,002	1
Depreciation and amortization	9,018	10,032	(10)
	338,891	364,320	(7)
Operating income	$37,609	$36,965	2%
Operating margins	10.0%	9.2%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution for the first quarter of 2019, and the customers for each market:

Markets Serviced	2019 First Quarter Revenue Distribution	Customers
Oil and Gas	59%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	41%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2019 first quarter decreased 6% when compared with the first quarter of 2018.  The decreased revenues were primarily attributable to reduced activity in the oilfield which resulted in lower customer demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment, partially offset by increased service for pressure pumping unit remanufacturing  and improved demand in the commercial and industrial market for the marine diesel engine repair business and power generation sector.  For the 2019 first quarter, the oil and gas market contributed 59% of the distribution and services revenues.  In the commercial and industrial market, which contributed 41% of the distribution and services revenues for the 2019 first quarter, the marine sector experienced continued improved demand for diesel engines, parts and service in the Gulf Coast, Midwest and Florida.  The power generation sector saw increased demand from commercial customers for back-up power systems in the 2019 first quarter.  Demand in the nuclear power generation market was stable compared to the 2018 first quarter.

Distribution and Services Costs and Expenses

Costs and expenses for the 2019 first quarter decreased 7% compared with the 2018 first quarter.  Costs of sales and operating expenses for the 2019 first quarter decreased 8%, compared with the 2018 first quarter, reflecting lower demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for the 2019 first quarter decreased 1% compared with the 2018 first quarter. The 2018 first quarter included a $171,000 severance charge associated with the integration of S&S into the Company.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2019 first quarter increased 2% compared with the 2018 first quarter. The operating margin for the 2019 first quarter was 10.0% compared with 9.2% for the 2018 first quarter. The results primarily reflected increased deliveries of oilfield equipment at favorable margins and improved demand in the marine diesel engine repair business and the power generation sector.

General Corporate Expenses

General corporate expenses for the 2019 first quarter were $3,084,000 compared with $4,323,000 for the 2018 first quarter.  The 2018 first quarter included $392,000 incurred due to the corporate portion of the amendment of the employee stock award plan.

Gain (Loss) on Disposition of Assets

The Company reported a net gain on disposition of assets of $2,157,000 for the 2019 first quarter compared with a net gain of $1,898,000 for the 2018 first quarter.  The net gains and losses were predominantly from the sale or retirement of marine equipment and the sale of distribution and services’ properties.

Other Income and Expenses

The following table sets forth other income (expense), noncontrolling interests and interest expense for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 (dollars in thousands):

	Three months ended March 31,
	2019	2018	% Change
Other income (expense)	$(568)	$1,591	(136)%
Noncontrolling interests	$(161)	$(195)	(17)%
Interest expense	$(13,201)	$(9,780)	35%

Other Income (Expense)

Due to the Company’s adoption of ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018, other income for the 2019 and 2018 first quarters includes income of $446,000 and $1,112,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

Interest expense for the 2019 first quarter increased 35% compared with the 2018 first quarter, primarily due to borrowings to finance the Higman acquisition in February 2018, the acquisition of Targa’s pressure barge fleet in May 2018, the purchase of the 155,000 barrel coastal ATB under construction in June 2018 and the acquisition of Cenac’s fleet of inland tank barges and towboats and two offshore tugboats in March 2019. During the 2019 and 2018 first quarters, the average debt and average interest rate (excluding capitalized interest) were $1,459,373,000 and 3.8%, and $1,266,421,000 and 3.1%, respectively.  Interest expense excludes capitalized interest of $643,000 and $198,000 for the three months ended March 31, 2019 and 2018, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2019 were $6,300,692,000 compared with $5,871,594,000 as of December 31, 2018. The following table sets forth the significant components of the balance sheet as of March 31, 2019 compared with December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018	% Change
Assets:
Current assets	$1,118,252	$1,096,489	2%
Property and equipment, net	3,792,440	3,539,802	7
Operating lease right-of-use assets	159,704	—	100
Goodwill	953,826	953,826	—
Other intangibles, net	219,696	224,197	(2)
Other assets	56,774	57,280	—
	$6,300,692	$5,871,594	7%
Liabilities and stockholders’ equity:
Current liabilities	$582,724	$607,782	(4)%
Long-term debt – less current portion	1,667,457	1,410,169	18
Deferred income taxes	555,414	542,785	2
Operating lease liabilities	139,192	—	100
Other long-term liabilities	90,497	94,557	(4)
Total equity	3,265,408	3,216,301	2
	$6,300,692	$5,871,594	7%

Current assets as of March 31, 2019 increased 2% compared with December 31, 2018. Trade accounts receivable increased 5% mainly due to increased activities in the inland marine transportation market and in the distribution and services commercial and industrial market.  Inventories, net, decreased 3%, primarily reflecting deliveries of new pressure pumping units and international oilfield equipment in the distribution and services oil and gas market as well as lower inventory levels to support lower business activity levels.

Property and equipment, net of accumulated depreciation, at March 31, 2019 increased 7% compared with December 31, 2018. The increase reflected $65,954,000 of capital expenditures for the first quarter of 2019, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in the Cenac acquisition of $246,802,000 and the three inland tank barges purchased in March 2019 for $2,970,000, less $51,115,000 of depreciation expense and $11,971,000 of property disposals during the 2019 first quarter.

Operating lease right-of-use assets increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other intangibles, net, as of March 31, 2019 decreased 2% compared with December 31, 2018, primarily due to amortization of intangibles other than goodwill.

Current liabilities as of March 31, 2019 decreased 4% compared with December 31, 2018. Accounts payable decreased 1%, primarily due to decreased shipyard maintenance accruals on coastal equipment.  Accrued liabilities decreased 17% primarily from payment during the 2019 first quarter of employee incentive compensation bonuses accrued during 2018.  Current portion of operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019.  Deferred revenues decreased 10%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, less current portion, as of March 31, 2019 increased 18% compared with December 31, 2018, primarily reflecting the addition of a five-year Term Loan in an amount of $500,000,000 on March 27, 2019, offset by net payments of $240,799,000 on the amended and restated Revolving Credit Facility. Net debt discount and deferred issuance costs were $9,117,000 and $7,204,000 at March 31, 2019 and December 31, 2018, respectively.

Deferred income taxes as of March 31, 2019 increased 2% compared with December 31, 2018, primarily reflecting the 2019 first quarter deferred tax provision of $12,490,000.

Operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other long-term liabilities as of March 31, 2019 decreased 4% compared with December 31, 2018. The decrease was primarily due to the adoption of ASU 2016-02 on January 1, 2019 and the resulting reclass of unfavorable leases to operating lease right-of-use assets and the reclass of deferred rent liabilities to long-term operating lease liabilities and contributions of $1,615,000 to the Higman pension plan during the 2019 first quarter.

Total equity as of March 31, 2019 increased 2% compared with December 31, 2018. The increase was primarily the result of $44,296,000 of net earnings attributable to Kirby for the first quarter of 2019, an increase in additional paid-in capital of $4,150,000, primarily due to the employee stock award plan amendment which resulted in shorter expense accrual periods on stock options and RSUs granted after February 19, 2018 to employees who are nearing retirement and meet certain years of service and age requirements.

Long-Term Financing

On March 27, 2019, the Company entered into an amended and restated Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that extends the term of the Company’s existing $850,000,000 Revolving Credit Facility to March 27, 2024 and adds a five-year Term Loan facility in an amount of $500,000,000.  The Credit Agreement provides for a variable interest rate based on LIBOR or an Alternate Base Rate calculated with reference to the agent bank’s prime rate, among other factors.  The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate.  The Term Loan is repayable in quarterly installments commencing June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024.  The Credit Agreement contains certain restricted financial covenants including an interest coverage ratio and a debt-to-capitalization ratio.  In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business.  The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events.  Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions.  As of March 31, 2019, the Company was in compliance with all Credit Agreement covenants and had outstanding borrowings under the Revolving Credit Facility of $176,574,000 and $500,000,000 outstanding under the Term Loan.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $6,400,000 as of March 31, 2019.

On February 12, 2018, the Company issued $500,000,000 of the 2028 Notes with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2019, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has $500,000,000 of Senior Notes Series A and Senior Notes Series B with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of March 31, 2019, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2019. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of March 31, 2019. Outstanding letters of credit under the Credit Line were $1,171,000 as of March 31, 2019.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2019 first quarter were $65,954,000, including $7,937,000 for inland towboat construction, $6,904,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $1,838,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $49,275,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Financing of the construction of the inland towboats, coastal tugboats and the 155,000 barrel coastal ATB, plus upgrades of existing marine equipment and marine transportation and distribution and services facilities was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2019 first quarter, the Company acquired 63 inland tank barges from Cenac with a total capacity of approximately 1,833,000 barrels and retired five inland tank barges, reducing its capacity by approximately 91,000 barrels. The net result was an increase of 58 inland tank barges and approximately 1,742,000 barrels of capacity during the first quarter of 2019.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 13 inland towboats, eight of which will be placed in service in 2019 and the remaining five in 2020 and 2021, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $25,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $20,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $25,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2019 first three months.  As of May 8, 2019, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $38,529,000 compared with $18,734,000 for the 2018 first quarter.  The increase was driven by increased revenues and operating income in the marine transportation segment driven by the acquisitions of the Higman fleet in February 2018, the Targa fleet in May 2018 and the CGBM barges in December 2018, as well as improved inland barge pricing.  The increase was also due to a net increase in cash flows from the change in operating assets and liabilities of $6,189,000 due to decrease in inventories in the distribution and services segment in the 2019 first quarter compared to an increase in the 2018 first quarter.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of May 8, 2019, $685,023,000 under its Revolving Credit Facility and $8,829,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of March 31, 2019, the Company had $667,026,000 available under the Revolving Credit Facility.  The Senior Notes Series A and Senior Notes Series B do not mature until February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The 2028 Notes do not mature until March 1, 2028 and require no prepayments.  The outstanding balance of the Term Loan is subject to quarterly amortization, beginning June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2019. For a list of significant risks and uncertainties that could impact cash flows, see Note 15, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 15, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19,525,000 at March 31, 2019, including $7,791,000 in letters of credit and $11,734,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2019, the Company implemented a new lease administration and accounting system to support its adoption of ASU 2016-02, Leases.  Except for the implementation of the new lease system and the remediation plan described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Plan. As previously described in Part II, Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company began implementing a remediation plan and has removed all inappropriate privileged access rights as of March 31, 2019. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing of the affected Information Technology operating systems, databases and applications, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed during 2019.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.	Exhibits

31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Taxonomy Extension Schema Document
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ WILLIAM G. HARVEY
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: May 9, 2019