Form 10-Q
period 2019-06-30
KIRBY CORP
filed 2019-08-02
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KEX	New York Stock Exchange LLC

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, on August 1, 2019 was 59,902,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,521	$7,800
Accounts receivable:
Trade – less allowance for doubtful accounts	450,958	417,644
Other	99,568	104,239
Inventories – net	428,264	507,441
Prepaid expenses and other current assets	52,953	59,365
Total current assets	1,054,264	1,096,489

Property and equipment	5,304,058	5,011,824
Accumulated depreciation	(1,507,640)	(1,472,022)
Property and equipment – net	3,796,418	3,539,802

Operating lease right-of-use assets	158,917	—
Goodwill	953,826	953,826
Other intangibles, net	214,972	224,197
Other assets	54,493	57,280
Total assets	$6,232,890	$5,871,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$11	$19
Income taxes payable	312	2,794
Accounts payable	212,147	278,057
Accrued liabilities	225,232	246,789
Current portion of operating lease liabilities	29,422	—
Deferred revenues	58,909	80,123
Total current liabilities	526,033	607,782

Long-term debt, net – less current portion	1,594,695	1,410,169
Deferred income taxes	570,954	542,785
Operating lease liabilities	136,970	—
Other long-term liabilities	82,066	94,557
Total long-term liabilities	2,384,685	2,047,511

Contingencies and commitments

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	829,460	823,347
Accumulated other comprehensive income – net	(26,967)	(33,511)
Retained earnings	2,815,175	2,723,592
Treasury stock – at cost, 5,570,000 shares at June 30, 2019 and 5,608,000 at December 31, 2018	(305,061)	(306,788)
Total Kirby stockholders’ equity	3,319,154	3,213,187
Noncontrolling interests	3,018	3,114
Total equity	3,322,172	3,216,301

Total liabilities and equity	$6,232,890	$5,871,594

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$404,286	$378,163	$772,407	$718,566
Distribution and services	366,756	424,508	743,256	825,793
Total revenues	771,042	802,671	1,515,663	1,544,359

Costs and expenses:
Costs of sales and operating expenses	563,495	588,628	1,100,150	1,141,945
Selling, general and administrative	69,150	92,588	141,946	169,384
Taxes, other than on income	10,579	10,552	20,577	19,087
Depreciation and amortization	55,093	55,492	110,316	109,710
Gain on disposition of assets	(3,118)	(442)	(5,275)	(2,340)
Total costs and expenses	695,199	746,818	1,367,714	1,437,786

Operating income	75,843	55,853	147,949	106,573
Other income	2,381	1,541	1,813	3,132
Interest expense	(15,515)	(12,540)	(28,716)	(22,320)

Earnings before taxes on income	62,709	44,854	121,046	87,385
Provision for taxes on income	(15,269)	(16,061)	(29,149)	(25,926)

Net earnings	47,440	28,793	91,897	61,459
Less: Net earnings attributable to noncontrolling interests	(153)	(191)	(314)	(386)

Net earnings attributable to Kirby	$47,287	$28,602	$91,583	$61,073

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.79	$0.48	$1.53	$1.02
Diluted	$0.79	$0.48	$1.53	$1.02

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands)

Net earnings	$47,440	$28,793	$91,897	$61,459
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	6,057	(13)	6,468	417
Foreign currency translation adjustments	(53)	(429)	76	(9)
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	—	(7,925)
Total other comprehensive income (loss), net of taxes	6,004	(442)	6,544	(7,517)

Total comprehensive income, net of taxes	53,444	28,351	98,441	53,942
Net earnings attributable to noncontrolling interests	(153)	(191)	(314)	(386)

Comprehensive income attributable to Kirby	$53,291	$28,160	$98,127	$53,556

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2019	2018
	($ in thousands)
Cash flows from operating activities:
Net earnings	$91,897	$61,459
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	110,316	109,710
Provision for deferred income taxes	26,007	23,381
Amortization of unearned share-based compensation	7,907	13,551
Amortization of leases	(154)	—
Amortization of major maintenance costs	10,431	10,338
Amortization of debt issuance costs	719	578
Other	(5,806)	(1,778)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(53,120)	(63,484)
Net cash provided by operating activities	188,197	153,755

Cash flows from investing activities:
Capital expenditures	(127,268)	(152,911)
Acquisitions of businesses and marine equipment, net of cash acquired	(252,840)	(499,227)
Proceeds from disposition of assets	23,364	25,208
Net cash used in investing activities	(356,744)	(626,930)

Cash flows from financing activities:
Payments on bank credit facilities	(313,805)	(45,485)
Borrowings on long-term debt	500,000	499,295
Payments of debt issue costs	(2,397)	(4,263)
Proceeds from exercise of stock options	1,903	12,987
Payments related to tax withholding for share-based compensation	(2,023)	(4,813)
Other	(410)	(450)
Net cash provided by financing activities	183,268	457,271
Increase (decrease) in cash and cash equivalents	14,721	(15,904)

Cash and cash equivalents, beginning of year	7,800	20,102
Cash and cash equivalents, end of period	$22,521	$4,198

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$29,271	$14,085
Income taxes paid (refunded)	$2,392	$(132)
Operating cash outflow from operating leases	$19,786	$—
Non-cash investing activity:
Capital expenditures included in accounts payable	$5,377	$(16,498)
Cash acquired in acquisition	$—	$2,313
Right-of-use assets obtained in exchange for lease obligations	$2,537	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2019	65,472	$6,547	$827,497	$(32,971)	$2,767,888	(5,599)	$(306,625)	$3,072	$3,265,408
Stock option exercises	—	—	66	—	—	9	474	—	540
Issuance of stock for equity awards	—	—	(1,110)	—	—	20	1,110	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(20)	—	(20)
Amortization of unearned share-based compensation	—	—	3,007	—	—	—	—	—	3,007
Total comprehensive income, net of taxes	—	—	—	6,004	47,287	—	—	153	53,444
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(207)	(207)
Balance at June 30, 2019	65,472	$6,547	$829,460	$(26,967)	$2,815,175	(5,570)	$(305,061)	$3,018	$3,322,172

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2018	65,472	$6,547	$810,381	$(39,480)	$2,677,611	(5,800)	$(316,564)	$3,373	$3,141,868
Stock option exercises	—	—	2,242	—	—	196	10,501	—	12,743
Issuance of stock for equity awards	—	—	(1,014)	—	—	18	1,014	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(12)	(1,048)	—	(1,048)
Amortization of unearned share-based compensation	—	—	6,000	—	—	—	—	—	6,000
Total comprehensive income, net of taxes	—	—	—	(442)	28,602	—	—	191	28,351
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(223)	(223)
Balance at June 30, 2018	65,472	$6,547	$817,609	$(39,922)	$2,706,213	(5,598)	$(306,097)	$3,341	$3,187,691

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	118	—	—	34	1,838	—	1,956
Issuance of stock for equity awards	—	—	(1,912)	—	—	34	1,912	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,023)	—	(2,023)
Amortization of unearned share-based compensation	—	—	7,907	—	—	—	—	—	7,907
Total comprehensive income, net of taxes	—	—	—	6,544	91,583	—	—	314	98,441
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(410)	(410)
Balance at June 30, 2019	65,472	$6,547	$829,460	$(26,967)	$2,815,175	(5,570)	$(305,061)	$3,018	$3,322,172

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2017	65,472	$6,547	$802,961	$(32,405)	$2,646,937	(5,783)	$(313,220)	$3,403	$3,114,223
Adoption of new accounting standards	—	—	—	—	(1,797)	—	—	—	(1,797)
Stock option exercises	—	—	2,111	—	—	228	10,923	—	13,034
Issuance of stock for equity awards	—	—	(1,014)	—	—	18	1,014	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(61)	(4,814)	—	(4,814)
Amortization of unearned share-based compensation	—	—	13,551	—	—	—	—	—	13,551
Total comprehensive income, net of taxes	—	—	—	(7,517)	61,073	—	—	386	53,942
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(448)	(448)
Balance at June 30, 2018	65,472	$6,547	$817,609	$(39,922)	$2,706,213	(5,598)	$(306,097)	$3,341	$3,187,691

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

(3)  LEASES

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases.  The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, the allocation between lease and non-lease components, and determining the incremental borrowing rates.  Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.  The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels for which the Company estimates approximately 75% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at June 30, 2019 were as follows (in thousands):

Total
2019	$18,826
2020	29,857
2021	24,685
2022	21,532
2023	17,583
Thereafter	94,907
Total lease payments	207,390
Less: imputed interest	(40,998)
Operating lease liabilities	$166,392

As of December 31, 2018, future total rentals on the Company’s noncancellable operating leases were $278,602,000 in the aggregate, which consisted of the following: $97,091,000 in 2019; $30,062,000 in 2020; $21,818,000 in 2021; $20,263,000 in 2022; $17,429,000 in 2023; and $91,939,000 thereafter.

The following table summarizes lease cost for the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$9,893	$19,971
Variable lease cost	515	1,031
Short-term lease cost	8,963	16,855
Sublease income	(318)	(558)
Total lease cost	$19,053	$37,299

The following table summarizes other supplemental information about the Company’s operating leases as of June 30, 2019:

Weighted average discount rate	4.1%
Weighted average remaining lease term	10 years

(4)  REVENUES

The following table sets forth the Company’s revenues by major source for the three months and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Marine transportation segment:
Inland transportation	$310,162	$286,920	$593,247	$539,275
Coastal transportation	94,124	91,243	179,160	179,291
	$404,286	$378,163	$772,407	$718,566
Distribution and services segment:
Oil and gas	$198,864	$304,859	$421,965	$579,350
Commercial and industrial	167,892	119,649	321,291	246,443
	$366,756	$424,508	$743,256	$825,793

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. The amount of revenue recognized in the first six months of 2019 that was included in the opening contract liability balance was $73,370,000. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet.  The Company did not have any contract assets at June 30, 2019 or December 31, 2018.

The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(5)  ACQUISITIONS

During the six months ended June 30, 2019, the Company purchased seven inland tank barges from a leasing company for $8,340,000 in cash.  The Company had been leasing the barges prior to the purchases.

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

The fair values of the assets acquired and liabilities assumed recorded at the acquisition date were as follows (in thousands):

Assets:
Prepaid expenses	$1,138
Property and equipment	247,122
Other intangibles	340
Total assets	$248,600

Other long-term liabilities	4,100
Net assets acquired	$244,500

The Company acquired intangible assets with an amortization period of two years and incurred long-term intangible liabilities related to unfavorable contracts with a weighted average amortization period of approximately 1.3 years.  The fair values have not been finalized and are provisional, pending completion of the tangible and intangible valuation studies.  As additional information becomes known concerning the assets acquired, the Company may make adjustments to the fair value of assets acquired and liabilities assumed for up to one year following the acquisition date. Acquisition related costs of $392,000, consisting primarily of legal and other professional fees, were expensed as incurred to selling, general and administrative expense in the 2019 first six months.

Pro forma results of the acquisitions made in the 2019 first six months have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

(6)  INVENTORIES

The following table presents the details of inventories as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018

Finished goods	$333,472	$406,364
Work in process	94,792	101,077
	$428,264	$507,441

(7)  LONG-TERM DEBT

On March 27, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that extends the term of the Company’s existing $850,000,000 revolving credit facility (“Revolving Credit Facility”) to March 27, 2024 and adds a five-year term loan (“Term Loan”) facility in an amount of $500,000,000.  The Credit Agreement provides for a variable interest rate based on the London interbank offered rate (“LIBOR”) or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”).  The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate.  The Term Loan is repayable in quarterly installments commencing June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024.  The Credit Agreement contains certain financial covenants including an interest coverage ratio and a debt-to-capitalization ratio.  In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business.  The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events.  Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions.  As of June 30, 2019, the Company was in compliance with all Credit Agreement covenants and had outstanding borrowings of $103,577,000 under the Revolving Credit Facility and $500,000,000 under the Term Loan.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit.  Outstanding letters of credit under the Revolving Credit Facility were $5,670,000 as of June 30, 2019.

The estimated fair value of total debt outstanding at June 30, 2019 and December 31, 2018 was $1,637,493,000 and $1,411,628,000, respectively, which differs from the carrying amounts of $1,594,706,000 and $1,410,188,000, respectively, included in the consolidated financial statements. The fair value of debt outstanding was determined using a Level 2 fair value measurement.

(8)  STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Compensation cost	$3,007	$6,000	$7,907	$13,551
Income tax benefit	$740	$2,278	$1,909	$4,038

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

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At June 30, 2019, 1,348,971 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the six months ended June 30, 2019:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2018	464,702	$69.85
Granted	114,429	$74.57
Exercised	(26,890)	$64.15
Canceled or expired	(16,498)	$72.56
Outstanding at June 30, 2019	535,743	$71.06

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at June 30, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$51.23	83,329	3.6	$51.23		83,329	$51.23
$64.65 - $68.50	100,757	5.0	$67.34		45,052	$68.47
$70.65 - $75.50	307,671	4.9	$74.32		126,553	$73.96
$84.90 - $101.46	43,986	2.4	$94.38		37,281	$96.08
$51.23 - $101.46	535,743	4.5	$71.06	$4,929,000	292,215	$69.45	$3,426,000

The following is a summary of the restricted stock award activity under the employee plan described above for the six months ended June 30, 2019:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2018	214,216	$64.73
Vested	(62,406)	$68.30
Forfeited	(12,205)	$63.36
Nonvested balance at June 30, 2019	139,605	$63.26

The following is a summary of RSU activity under the employee plan described above for the six months ended June 30, 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2018	141,055	$75.59
Granted	146,005	$74.44
Vested	(25,484)	$75.60
Forfeited	(4,754)	$75.31
Nonvested balance at June 30, 2019	256,822	$74.94

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At June 30, 2019, 462,342 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the six months ended June 30, 2019:

	Outstanding Non-Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	131,104	$70.14
Granted	2,652	$84.90
Exercised	(6,000)	$29.60
Outstanding at June 30, 2019	127,756	$72.35

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at June 30, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$41.24 – $56.45	31,276	1.4	$50.61		31,276	$50.61
$61.89 – $62.48	28,000	3.1	$62.27		28,000	$62.27
$70.65 – $99.52	68,480	4.9	$86.39		66,491	$86.44
$41.24 – $99.52	127,756	3.6	$72.35	$1,498,000	125,767	$72.15	$ 1,498,000

The following is a summary of the restricted stock award activity under the director plan described above for the six months ended June 30, 2019:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2018	264	$85.30
Granted	21,064	$84.90
Vested	(794)	$85.03
Nonvested balance at June 30, 2019	20,534	$84.90

The total intrinsic value of all stock options exercised under all of the Company’s plans was $592,000 and $6,623,000 for the six months ended June 30, 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $143,000 and $1,974,000 for the six months ended June 30, 2019 and 2018, respectively.

The total intrinsic value of all the restricted stock vestings under all of the Company’s plans was $4,269,000 and $11,406,000 for the six months ended June 30, 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,031,000 and $3,399,000 for the six months ended June 30, 2019 and 2018, respectively.

The total intrinsic value of all the RSU vestings under the Company’s employee plan was $1,727,000 for the six months ended June 30, 2019. The actual tax benefit realized for tax deductions from RSU vestings was $417,000 for the six months ended June 30, 2019.  There were no RSU vestings for the six  months ended June 30, 2018.

 As of June 30, 2019, there was $3,307,000 of unrecognized compensation cost related to nonvested stock options, $7,312,000 related to nonvested restricted stock awards and $12,060,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 1.8 years, restricted stock awards over approximately 1.7 years and RSUs over approximately 4.0 years. The total fair value of options vested was $1,883,000 and $3,143,000 during the six months ended June 30, 2019 and 2018, respectively. The fair value of the restricted stock vested was $4,269,000 and $11,406,000 for the six months ended June 30, 2019 and 2018, respectively.  The fair value of the RSUs vested was $1,727,000 for the six months ended June 30, 2019.

The weighted average per share fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $22.77 and $23.53, respectively. The fair value of the stock options granted during the six months ended June 30, 2019 and 2018 was $2,665,000 and $2,787,000, respectively. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings, and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model. The key input variables used in valuing the options during the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,
	2019	2018
Dividend yield	None	None
Average risk-free interest rate	2.5%	2.7%
Stock price volatility	28%	27%
Estimated option term	5.3 years	5.5 years

(9)  OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended June 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$(87)	$21	$(66)	$591	$(143)	$448
Actuarial gains (losses)	8,167	(2,044)	6,123	(609)	148	(461)
Foreign currency translation	(53)	—	(53)	(429)	—	(429)
Total	$8,027	$(2,023)	$6,004	$(447)	$5	$(442)

	Six months ended June 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$463	$(118)	$345	$1,159	$(281)	$878
Actuarial gains (losses)	8,167	(2,044)	6,123	(609)	148	(461)
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	—	—	(7,925)	(7,925)
Foreign currency translation	76	—	76	(9)	—	(9)
Total	$8,706	$(2,162)	$6,544	$541	$(8,058)	$(7,517)

(a)	Actuarial gains/(losses) are amortized into other income (expense). (See Note 13 - Retirement Plans)

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $7,446,000 and $14,981,000 for the three months and six months ended June 30, 2019, respectively, and $7,770,000 and $15,920,000 for the three months and six months ended June 30, 2018, respectively, have been eliminated from the tables below.  The related intersegment profit of $744,000 and $1,498,000 for the three months and six months ending June 30, 2019, respectively, and $777,000 and $1,592,000 for the three months and six months ended June 30, 2018, respectively, have also been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment for the three months and six months ended June 30, 2019 and 2018 and total assets as of June 30, 2019 and December 31, 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30
	2019	2018	2019	2018
Revenues:
Marine transportation	$404,286	$378,163	$772,407	$718,566
Distribution and services	366,756	424,508	743,256	825,793
	$771,042	$802,671	$1,515,663	$1,544,359
Segment profit (loss):
Marine transportation	$53,243	$38,228	$88,667	$54,408
Distribution and services	23,128	40,190	60,737	77,155
Other	(13,662)	(33,564)	(28,358)	(44,178)
	$62,709	$44,854	$121,046	$87,385

	June 30, 2019	December 31, 2018
Total assets:
Marine transportation	$4,550,455	$4,145,294
Distribution and services	1,571,861	1,653,636
Other	110,574	72,664
	$6,232,890	$5,871,594

The following table presents the details of “Other” segment loss for the three months and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
General corporate expenses	$(3,646)	$(23,007)	$(6,730)	$(27,330)
Gain on disposition of assets	3,118	442	5,275	2,340
Interest expense	(15,515)	(12,540)	(28,716)	(22,320)
Other income	2,381	1,541	1,813	3,132
	$(13,662)	$(33,564)	$(28,358)	$(44,178)

The following table presents the details of “Other” total assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
General corporate assets	$108,786	$70,169
Investment in affiliates	1,788	2,495
	$110,574	$72,664

(11) TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Earnings (loss) before taxes on income:
United States	$62,903	$45,982	$121,655	$89,526
Foreign	(194)	(1,128)	(609)	(2,141)
	$62,709	$44,854	$121,046	$87,385
Provision for taxes on income:
Federal:
Current	$—	$—	$—	$—
Deferred	13,517	14,384	26,007	22,893
State and local:
Current	1,686	1,599	3,145	2,406
Deferred	—	151	—	488
Foreign - current	66	(73)	(3)	139
	$15,269	$16,061	$29,149	$25,926

(12) EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings attributable to Kirby	$47,287	$28,602	$91,583	$61,073
Undistributed earnings allocated to restricted shares	(122)	(116)	(241)	(269)
Income available to Kirby common stockholders – basic	47,165	28,486	91,342	60,804
Undistributed earnings allocated to restricted shares	122	116	241	269
Undistributed earnings reallocated to restricted shares	(122)	(115)	(240)	(269)
Income available to Kirby common stockholders – diluted	$47,165	$28,487	$91,343	$60,804

Shares outstanding:
Weighted average common stock issued and outstanding	59,894	59,790	59,882	59,735
Weighted average unvested restricted stock	(154)	(242)	(157)	(263)
Weighted average common stock outstanding – basic	59,740	59,548	59,725	59,472
Dilutive effect of stock options and restricted stock units	167	172	140	137
Weighted average common stock outstanding – diluted	59,907	59,720	59,865	59,609

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.79	$0.48	$1.53	$1.02
Diluted	$0.79	$0.48	$1.53	$1.02

Certain outstanding options to purchase approximately 297,000 and 189,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2019 and 2018, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 4,000 shares of common stock were also excluded in the computation of diluted earnings per share as of June 30, 2019 as such RSUs would have been antidilutive.

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Company's pension plan during 2019.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made contributions of $1,615,000 to the Higman pension plan in the first quarter of 2019 for the 2018 plan year and a contribution of $483,000 in the second quarter of 2019 for the 2019 plan year. The Company expects to make additional contributions of $966,000 to the Higman pension plan during 2019 for the 2019 plan year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$1,914	$1,867	$—	$—
Interest cost	4,040	3,974	13	12
Expected return on plan assets	(5,254)	(5,693)	—	—
Amortization of actuarial loss	41	740	7	6
Net periodic benefit cost	$741	$888	$20	$18

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$3,682	$4,094	$—	$—
Interest cost	8,247	7,605	26	24
Expected return on plan assets	(10,478)	(11,016)	—	—
Amortization of actuarial loss	719	1,445	14	12
Net periodic benefit cost	$2,170	$2,128	$40	$36

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	8	6	16	12
Amortization of actuarial gain	(135)	(149)	(270)	(298)
Net periodic benefit cost	$(127)	$(143)	$(254)	$(286)

(14) CONTINGENCIES

On May 10, 2019, two tank barges and a towboat (the M/V Voyager), owned and operated by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision caused the cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation as to the cause of the incident. The Company is participating in the investigation.  On June 19, 2019, the Company filed a limitation action in Federal Court seeking limitation of liability and asserting the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law.  The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”) owned and operated by Kirby Offshore Marine, LLC, a wholly owned subsidiary of the Company, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the NTSB designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On the same date, the Canadian government filed charges against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001.  On July 16, 2019, the Company and the Canadian government settled the charges against the subsidiary of the Company. The subsidiary of the Company agreed to pay the Canadian government a fine of approximately $2,900,000 Canadian dollars ($2,200,000 U.S. dollars) for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001.  The Company filed a limitation action in Federal Court seeking limitation of liability relating to the incident as provided under admiralty law. The Company responded to the Heiltsuk First Nation’s civil claim asserting that the Federal Court action is the appropriate forum for claims to be heard. The Company is unable to estimate the potential exposure in either proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $18,795,000 at June 30, 2019, including $7,061,000 in letters of credit and $11,734,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted average number of common stock - diluted	59,907	59,720	59,865	59,609

The increase in the weighted average number of common shares for the 2019 second quarter and first six months compared with the 2018 second quarter and first six months primarily reflects the issuance of restricted stock, RSUs, and stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2019, the Company operated a fleet of 1,067 inland tank barges with 23.7 million barrels of capacity, and operated an average of 309 inland towboats. The Company’s coastal fleet consisted of 49 tank barges with 4.7 million barrels of capacity and 47 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For the 2019 second quarter, net earnings attributable to Kirby were $47,287,000, or $0.79 per share, on revenues of $771,042,000, compared with 2018 second quarter net earnings attributable to Kirby of $28,602,000, or $0.48 per share, on revenues of $802,671,000. For the 2019 first six months, net earnings attributable to Kirby were $91,583,000, or $1.53 per share, on revenues of $1,515,663,000, compared with 2018 first six months net earnings attributable to Kirby of $61,073,000, or $1.02 per share, on revenues of $1,544,359,000.  The 2018 second quarter and first six months results included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018. The 2018 first quarter results reflected the acquisition of Higman on February 14, 2018 and included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman.

Marine Transportation

For the 2019 second quarter and first six months, the Company’s marine transportation segment generated 52% and 51%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for both the 2019 second quarter and first six months increased 7%, and operating income increased 39% and 63%, respectively, compared with the 2018 second quarter and first six months revenues and operating income. The increases were primarily due to the addition of the Higman fleet acquired on February 14, 2018, the acquisition of the Targa Resources Corp (“Targa”) pressure barge fleet on May 10, 2018, the CGBM 100, LLC (“CGBM”) inland tank barges acquired on December 14, 2018, and the Cenac marine transportation fleet acquired on March 14, 2019, as well as improved barge utilization and spot and term contract pricing in the inland and coastal markets. Partially offsetting these increases during 2019 were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River System, closures of key waterways as a result of lock maintenance projects, extended delays in the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels during the 2019 first quarter. The 2018 first six months were impacted by the Higman transaction costs, and severance and retirement costs which were each incurred in the 2018 first quarter as discussed above. For the 2019 and 2018 second quarters, the inland tank barge fleet contributed 77% and 76%, respectively, and the coastal fleet contributed 23% and 24%, respectively, of marine transportation revenues.  For the 2019 and 2018 first six months, the inland tank barge fleet contributed 77% and 75%, respectively, and the coastal fleet contributed 23% and 25%, respectively, of marine transportation revenues.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged in the mid-90% range during the 2019 first and second quarters compared with the high 80% to low 90% range during the 2018 second quarter. Strong demand from petrochemicals, black oil, refined petroleum products and agricultural chemicals customers, along with extensive delay days due to poor operating conditions which slowed the transport of customer cargoes, contributed to increased utilization during the 2019 second quarter compared to the 2018 second quarter.

Coastal tank barge utilization levels averaged in the mid-80% range during the 2019 second quarter compared with the low-80% range during the 2019 first quarter and the 80% range in the 2018 second quarter. The improvement in utilization in 2019 primarily reflected improved customer demand resulting in higher utilization of spot market capacity. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry.

During both the 2019 second quarter and first six months and the 2018 second quarter and first six months, approximately 65% of inland revenues were under term contracts and 35% were spot contract revenues.  Inland time charters during the 2019 second quarter and first six months represented 63% and 62%, respectively, of the inland revenues under term contracts compared with 62% and 60%, respectively, in the 2018 second quarter and first six months. Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2018.  Rates on inland term contracts renewed in the 2019 second quarter increased in the 5% to 8% average range compared with term contracts renewed in the 2018 second quarter. Spot contract rates in the 2019 second quarter increased approximately 15% compared to the 2018 second quarter and increased in the 2% to 5% average range compared to the 2019 first quarter. Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During the 2019 and 2018 second quarters and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2019 and 2018 second quarters and first six months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced. Spot market rates in the 2019 second quarter improved in the 10% to 15% average range compared to the 2018 second quarter. Term contract pricing in both the 2019 first and second quarters was higher in the 4% to 6% average range compared to the 2018 first and second quarters.

The marine transportation segment operating margin was 13.2% for the 2019 second quarter compared with 10.1% for the 2018 second quarter and 11.5% for the 2019 first six months compared to 7.6% for the 2018 first six months.

Distribution and Services

For the 2019 second quarter and first six months, the distribution and services segment generated 48% and 49%, respectively, of the Company’s revenue, of which 70% and 69%, respectively, was generated from service and parts and 30% and 31%, respectively, from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for the 2019 second quarter and first six months decreased 14% and 10%, respectively, when compared with the 2018 second quarter and first six months. Operating income for the distribution and services segment for the 2019 second quarter and first six months decreased 42% and 21%, respectively, compared with the 2018 second quarter and first six months. The decreases were primarily attributable to reduced activity in the oilfield which resulted in lower customer demand for new and remanufactured pressure pumping equipment and reduced demand for new and overhauled transmissions and related parts and service, partially offset by improved demand in the commercial and industrial market for the power generation sector. For the 2019 second quarter and first six months, the oil and gas market contributed 54% and 57%, respectively of the distribution and services revenues. The commercial and industrial market, which contributed 46% and 43% of the distribution and services revenues for the 2019 second quarter and first six months, respectively, saw increased demand from commercial customers for back-up power systems in the 2019 second quarter and first six months.  Demand for marine diesel engines, parts and service was stable compared to the 2018 second quarter and first six months.

The distribution and services segment operating margin for the 2019 second quarter was 6.3% compared with 9.5% for the 2018 second quarter.  For the 2019 first six months, the operating margin was 8.2% compared to 9.3% for the first six months of 2018.

Cash Flow and Capital Expenditures

The Company continued to generate favorable operating cash flow during the 2019 first six months with net cash provided by operating activities of $188,197,000 compared with $153,755,000 for the 2018 first six months, a 22% increase. The improvement was driven by increased revenues and operating income in the marine transportation segment driven by the Higman acquisition in February 2018, the Targa acquisition in May 2018, the CGBM acquisition in December 2018, and the Cenac acquisition in March 2019, as well as improved inland and coastal barge utilization and pricing. The improvement was also due to a net increase in cash flows from the change in operating assets and liabilities of $10,364,000 due to decrease in inventories in the distribution and services segment in the 2019 first six months compared to an increase in the 2018 first six months. The inventory decrease in the 2019 first six months was primarily due to reduced business activity levels in the oil and gas market as compared to higher inventory levels in the 2018 first six months required to support higher business activity levels. In addition, during the 2019 and 2018 first six months, the Company generated cash of $23,364,000 and $25,208,000, respectively, from proceeds from the disposition of assets, and $1,903,000 and $12,987,000, respectively, from proceeds from the exercise of stock options.

For the 2019 first six months, cash generated and borrowings under the Company’s revolving credit facility were used for capital expenditures of $127,268,000, including $16,380,000 for inland towboat construction, $11,370,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $2,211,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $97,307,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $252,840,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio increased to 32.4% at June 30, 2019 from 30.5% at December 31, 2018, primarily due to borrowings under the Revolving Credit Facility and the Term Loan to purchase the Cenac fleet in the 2019 first quarter, offset by the increase in total equity from net earnings attributable to Kirby for the 2019 first six months of $91,583,000 and the exercise of stock options and the amortization of unearned equity compensation. As of June 30, 2019, the Company had $103,577,000 outstanding under its Revolving Credit Facility, $500,000,000 outstanding under the Term Loan, $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) outstanding and $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) outstanding, offset by $8,882,000 in unamortized debt discount and issuance costs.

During the 2019 first six months, the Company acquired 63 inland tank barges from Cenac with a total capacity of approximately 1,833,000 barrels, retired five inland tank barges, brought back into service four inland tank barges, and chartered two inland tank barges, increasing its capacity by approximately 78,000 barrels. The net result was an increase of 64 inland tank barges and approximately 1,911,000 barrels of capacity during the first six months of 2019.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 13 inland towboats, eight of which will be placed in service in 2019 and the remaining five in 2020 and 2021, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $20,000,000 to $25,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $20,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $30,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements and information technology projects in the distribution and services segment.

Outlook

In the inland marine transportation market, the Company anticipates favorable market dynamics with continued growth in customer demand during 2019, driven by continued growth in U.S. GDP, new petrochemical plants which are expected to come on-line during the year, and new pipelines from the Permian Basin that will bring additional crude oil volumes to the Gulf Coast. These factors, combined with only modest inland barge additions, are expected to result in inland barge utilization rates in the mid-90% range during the year. Together with a full year of contribution from 2018 acquisitions, including Higman, Targa’s pressure barge business and CGBM’s tank barges, as well as the acquisition in March 2019 of Cenac’s marine transportation fleet, inland revenues and operating income are expected to increase during 2019. In the 2019 third quarter, better weather should yield improved operating efficiencies on contracts of affreightment.  However, the recent hurricane and continued high water conditions on the Mississippi River will impact the 2019 third quarter. Overall, inland revenue and operating income in the 2019 third quarter are expected to increase slightly compared to the 2019 second quarter.

As of June 30, 2019, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 240 of those over 40 years old. The Company estimates that approximately 200 tank barges have been ordered for delivery throughout 2019 and many older tank barges, including an expected 13 by the Company, will be retired, dependent on 2019 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, the Company expects revenues and operating income to improve compared to 2018, with coastal tank barge utilization increasing modestly into the low to mid-80% range for 2019. Improving market conditions are expected to be driven by stable to slightly improving customer demand and expected additional industry retirements of aging barges due to ballast water management treatment systems regulations. For the 2019 third quarter, coastal revenues and operating income are expected to be similar to the 2019 second quarter.  In the 2019 fourth quarter, however, seasonal activity declines in the Pacific and shipyard maintenance on several large capacity vessels will have an adverse impact on revenue and operating income.

As of June 30, 2019, the Company estimated there were approximately 290 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 15 of those were over 30 years old. The Company is aware of three announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors for delivery in 2019, two of which were delivered in the first six months of the year.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Recent oilfield activity declines and crude oil price volatility have created some uncertainty for the Company’s oil and gas market which will likely extend for the duration of 2019. Firm commitments and the pace of orders for new pressure pumping equipment have slowed considerably thus far in 2019. Additionally, maintenance on existing pressure pumping units, transmission overhauls, and parts sales have also declined to minimal levels.  Based on current activity levels, deliveries of new pressure pumping equipment are expected to materially decline for the remainder of 2019, and maintenance activities are expected to remain very low. Transmission overhauls and parts sales are also expected to remain at the reduced levels.  As a result, revenues and operating income for the Company’s oil and gas businesses are expected to decline in the 2019 second half compared to the 2019 first half.

For the distribution and services commercial and industrial market, the Company anticipates revenues and operating income to be higher in 2019 than 2018 with higher anticipated demand for standby power generation and specialty equipment rentals. Activity in the nuclear standby power generation market and the commercial marine markets is expected to be stable in 2019.  In the 2019 third quarter, revenues and operating income are expected to decline compared to the 2019 second quarter with fewer installations of major back-up power systems and reduced vessel repair service levels in marine. These should be partially offset by improved utilization in the rental power generation fleet during the summer storm season along the Gulf Coast.

Acquisitions

During the six months ended June 30, 2019, the Company purchased seven inland tank barges from a leasing company for $8,340,000 in cash. The Company had been leasing the barges prior to the purchases. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

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

Results of Operations

The Company reported 2019 second quarter net earnings attributable to Kirby of $47,287,000, or $0.79 per share, on revenues of $771,042,000, compared with 2018 second quarter net earnings attributable to Kirby of $28,602,000, or $0.48 per share, on revenues of $802,671,000.  Net earnings attributable to Kirby for the 2019 first six months were $91,583,000, or $1.53 per share, on revenues of $1,515,663,000, compared with $61,073,000, or $1.02 per share, on revenues of $1,544,359,000 for the 2018 first six months.  The 2018 second quarter and first six months results included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018. The 2018 first quarter results reflected the acquisition of Higman on February 14, 2018 and included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman.

The following table sets forth the Company’s marine transportation and distribution and services revenues for the 2019 second quarter compared with the second quarter of 2018, the first six months of 2019 compared with the first six months of 2018 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2019	%	2018	%	2019	%	2018	%
Marine transportation	$404,286	52%	$378,163	47%	$772,407	51%	$718,566	47%
Distribution and services	366,756	48	424,508	53	743,256	49	825,793	53
	$771,042	100%	$802,671	100%	$1,515,663	100%	$1,544,359	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2019, the Company operated 1,067 inland tank barges, including 26 leased barges, with a total capacity of 23.7 million barrels. This compares with 990 inland tank barges operated as of June 30, 2018, including 32 leased barges, with a total capacity of 21.7 million barrels. The Company operated an average of 309 inland towboats during the 2019 second quarter, of which an average of 78 were chartered, compared with 286 during the 2018 second quarter, of which an average of 74 were chartered. The Company’s coastal tank barge fleet as of June 30, 2019, consisted of 49 tank barges, two of which were leased, with 4.7 million barrels of capacity, and 47 tugboats, five of which were chartered. This compares with 55 coastal tank barges operated as of June 30, 2018, seven of which were leased, with 5.2 million barrels of capacity, and 50 tugboats, four of which were chartered. The Company owns and operates four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2019 compared with the three months and six months ended June 30, 2018 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Marine transportation revenues	$404,286	$378,163	7%	$772,407	$718,566	7%

Costs and expenses:
Costs of sales and operating expenses	267,537	257,022	4	513,727	495,807	4
Selling, general and administrative	29,255	29,472	(1)	62,472	65,048	(4)
Taxes, other than on income	9,159	8,659	6	17,125	15,181	13
Depreciation and amortization	45,092	44,782	1	90,416	88,122	3
	351,043	339,935	3	683,740	664,158	3
Operating income	$53,243	$38,228	39%	$88,667	$54,408	63%
Operating margins	13.2%	10.1%		11.5%	7.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2019 second quarter and first six months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2019 Second Quarter Revenue Distribution	2019 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	54%	55%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	24%	23%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for both the 2019 second quarter and first six months increased 7% when compared with the 2018 second quarter and first six months. The increase was primarily due to the addition of the Higman fleet acquired on February 14, 2018, the Targa pressure barges acquired on May 10, 2018, the CGBM inland tank barges acquired on December 14, 2018, and the Cenac marine transportation fleet acquired on March 14, 2019, as well as improved barge utilization and spot and term contract pricing in the inland and coastal markets. Partially offsetting the increase were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River System, closures of key waterways as a result of lock maintenance projects, extended delays in the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels during the 2019 first quarter. For the 2019 and 2018 second quarters, the inland tank barge fleet contributed 77% and 76%, respectively, and the coastal fleet contributed 23% and 24%, respectively, of marine transportation revenues. For the 2019 and 2018 first six months, the inland tank barge fleet contributed 77% and 75%, respectively, and the coastal fleet contributed 23% and 25%, respectively, of marine transportation revenues.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged in the mid-90% range during the 2019 first and second quarters compared with the high 80% to low 90% range during the 2018 second quarter. Strong demand from petrochemicals, black oil, refined petroleum products and agricultural chemicals customers, along with extensive delay days due to poor operating conditions which slowed the transport of customer cargoes, contributed to increased utilization during the 2019 second quarter compared to the 2018 second quarter.

Coastal tank barge utilization levels averaged in the mid-80% range during the 2019 second quarter compared with the low 80% range during the 2019 first quarter and the 80% range in the 2018 second quarter. The improvement in utilization in 2019 primarily reflected improved customer demand resulting in higher utilization of spot market capacity. Utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry.

The petrochemical market, the Company’s largest market, contributed 54% and 55% of marine transportation revenues for the 2019 second quarter and first six months, respectively, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations plus the addition of the Targa pressure barges in May 2018. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. In addition, favorable commodity prices and the addition of new petrochemical industry capacity during 2018 and the 2019 first six months benefited the market.

The black oil market, which contributed 24% and 23% of marine transportation revenues for the 2019 second quarter and first six months, respectively, reflected continued stable demand from steady refinery production levels and the export of refined petroleum products and fuel oils. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported increased volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% of marine transportation revenues for both the 2019 second quarter and first six months, respectively, reflected stable volumes in the inland market, partially offset by reduced volumes in coastal as a result of one barge retirement and the return of three leased barges which transported refined products.

The agricultural chemical market, which contributed 3% of marine transportation revenues for both the 2019 second quarter and first six months, respectively, saw typical seasonal demand for transportation of both domestically produced and imported products during the first six months.

For the second quarter of 2019, the inland operations incurred 3,331 delay days, 92% more than the 1,735 delay days that occurred during the 2018 second quarter.  For the first six months of 2019, the inland operations incurred 7,944 delay days, 86% more than the 4,263 delay days that occurred during the first six months of 2018. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. The increase in delay days for the 2019 second quarter and first six months compared to the 2018 second quarter and first six months reflected unusually poor operating conditions during the 2019 first six months due to heavy fog along the Gulf Coast, extended periods of ice on the Illinois River, near record high water conditions on the Mississippi River System, closures of key waterways as a result of lock maintenance projects and extended delays in the Houston Ship Channel.

During both the 2019 second quarter and first six months and the 2018 second quarter and first six months, approximately 65% of inland revenues were under term contracts and 35% were spot contract revenues.  Inland time charters during the 2019 second quarter and first six months represented 63% and 62%, respectively, of the inland revenues under term contracts compared with 62% and 60%, respectively, in the 2018 second quarter and first six months. Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2018.  Rates on inland term contracts renewed in the 2019 second quarter increased in the 5% to 8% average range compared with term contracts renewed in the 2018 second quarter. Spot contract rates in the 2019 second quarter increased approximately 15% compared to the 2018 second quarter and increased in the 2% to 5% average range compared to the 2019 first quarter. Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During the 2019 and 2018 second quarters and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2019 and 2018 second quarters and first six months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced. Spot market rates in the 2019 second quarter improved in the 10% to 15% average range compared to the 2018 second quarter. Term contract pricing in both the 2019 first and second quarters was higher in the 4% to 6% average range compared to the 2018 first and second quarters.

Marine Transportation Costs and Expenses

Costs and expenses for both the 2019 second quarter and first six months increased 3% when compared with the 2018 second quarter and first six months. Costs of sales and operating expenses for both the 2019 second quarter and first six months increased 4% compared with the 2018 second quarter and first six months, primarily due to the addition of the Higman fleet in February 2018 and the Cenac fleet in March 2019 and higher fuel costs.

The inland marine transportation fleet operated an average of 309 towboats during the 2019 second quarter, of which an average of 78 were chartered, compared with 286 during the 2018 second quarter, of which an average of 74 were chartered. The increase was primarily due to the addition of inland towboats with the Cenac acquisition on March 14, 2019. Generally, as demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During both the 2019 and 2018 second quarters, the inland operations consumed 12.6 million gallons of diesel fuel. The average price per gallon of diesel fuel consumed during the 2019 second quarter was $2.24 per gallon compared with $2.10 per gallon for the 2018 second quarter. For the 2019 first six months, the inland operations consumed 24.0 million gallons of diesel fuel compared to 23.9 million gallons consumed during the 2018 first six months. The average price per gallon of diesel fuel consumed during the 2019 first six months was $2.09 compared with $2.07 for the 2018 first six months.  Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2019 second quarter and first six months decreased 1% and 4%, respectively, compared with the 2018 second quarter and first six months. The decrease was primarily due to transactions costs of $3,261,000, consisting primarily of legal, audit and other professional fees associated with the Higman acquisition and severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, both of which were incurred in the 2018 first quarter. The Company also experienced higher costs in the 2019 first six months due to Cenac acquisition related costs of $392,000 and salaries as well as related costs of the acquired personnel of Higman.

Taxes, other than on income, for the 2019 second quarter and first six months increased 6% and 13%, respectively, compared with the 2018 second quarter and first six months, mainly due to higher property taxes on marine transportation equipment, including the Higman, Targa, CGBM, and Cenac fleets, and higher waterway use taxes due to higher business activity levels, mainly due to the Higman and Cenac acquisitions.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2019 second quarter and first six months increased 39% and 63%, respectively, compared with the 2018 second quarter and first six months. The operating margin was 13.2% for the 2019 second quarter compared with 10.1% for the 2018 second quarter and 11.5% for the 2019 first six months compared with 7.6% for the 2018 first six months. The operating income increase in the 2019 second quarter, compared to the 2018 second quarter, was primarily due to the acquisitions of Higman, Targa’s pressure barge fleet, CGBM’s inland tank barges, and Cenac’s marine transportation fleet as well as improved barge utilization and spot and term contract pricing in the inland and coastal markets, partially offset by significant weather and navigational challenges in the 2019 first six months.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins for the three months and six months ended June 30, 2019 compared with the three months and six months ended June 30, 2018 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Distribution and services revenues	$366,756	$424,508	(14)%	$743,256	$825,793	(10)%

Costs and expenses:
Costs of sales and operating expenses	295,958	331,606	(11)	586,423	646,138	(9)
Selling, general and administrative	37,195	40,963	(9)	74,586	78,717	(5)
Taxes, other than on income	1,411	1,872	(25)	3,428	3,874	(12)
Depreciation and amortization	9,064	9,877	(8)	18,082	19,909	(9)
	343,628	384,318	(11)	682,519	748,638	(9)
Operating income	$23,128	$40,190	(42)%	$60,737	$77,155	(21)%
Operating margins	6.3%	9.5%		8.2%	9.3%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution for the 2019 second quarter and first six months, and the customers for each market:

Markets Serviced	2019 Second Quarter Revenue Distribution	2019 Six Months Revenue Distribution	Customers
Oil and Gas	54%	57%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	46%	43%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2019 second quarter and first six months decreased 14% and 10%, respectively, when compared with the second quarter and first six months of 2018. The decreased revenues were primarily attributable to reduced activity in the oilfield which resulted in lower customer demand for new and remanufactured pressure pumping equipment and reduced demand for new and overhauled transmissions and related parts and service, partially offset by improved demand in the commercial and industrial market for the power generation sector. For the 2019 second quarter and first six months, the oil and gas market contributed 54% and 57%, respectively, of the distribution and services revenues. The commercial and industrial market, which contributed 46% and 43%, of the distribution and services revenues for the 2019 second quarter and first six months, respectively, saw increased demand from commercial customers for back-up power systems in the 2019 second quarter and first six months.  Demand for marine diesel engines, parts and service was stable compared to the 2018 second quarter and first six months.

Distribution and Services Costs and Expenses

Costs and expenses for the 2019 second quarter and first six months decreased 11% and 9%, respectively, compared with the 2018 second quarter and first six months. Costs of sales and operating expenses for the 2019 second quarter and first six months also decreased 11% and 9%, respectively, compared with the 2018 second quarter and first six months, reflecting lower demand for new and remanufactured pressure pumping equipment and reduced demand for new and overhauled transmissions and related parts and service in the oil and gas market.

Selling, general and administrative expenses for the 2019 second quarter and first six months decreased 9% and 5%, respectively, compared with the 2018 second quarter and first six months. The Company experienced lower costs in the 2019 second quarter and first six months mainly due to lower incentive compensation and professional fees.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2019 second quarter and first six months decreased 42% and 21%, respectively, compared with the 2018 second quarter and first six months. The operating margin for the 2019 second quarter was 6.3% compared with 9.5% for the 2018 second quarter and 8.2% for the 2019 first six months compared with 9.3% for the 2018 first six months.  The results primarily reflected decreases in higher margin oil and gas related revenue and increased sales of lower margin power generation equipment.

General Corporate Expenses

General corporate expenses for the 2019 second quarter were $3,646,000 compared with $23,007,000 for the 2018 second quarter, primarily due to a one-time non-deductible expense of $18,057,000 in 2018 related to the retirement of the Company’s executive Chairman, effective April 30, 2018. For the 2019 first six months, general corporate expenses were $6,730,000 compared with $27,330,000 for the 2018 first six months.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $3,118,000 for the 2019 second quarter compared to $442,000 for the 2018 second quarter. For the 2019 first six months, the Company reported a net gain on disposition of assets of $5,275,000 compared to $2,340,000 for the 2018 first six months. The net gains were predominantly from the sale or retirement of marine equipment and distribution and services facilities.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests and interest expense for the three months and six months ended June 30, 2019 compared with the three months and six months ended June 30, 2018 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Other income	$2,381	$1,541	55%	$1,813	$3,132	(42)%
Noncontrolling interests	$(153)	$(191)	(20)%	$(314)	$(386)	(19)%
Interest expense	$(15,515)	$(12,540)	24%	$(28,716)	$(22,320)	29%

Other Income

Other income for the 2019 and 2018 second quarters include income of $1,280,000 and $1,104,000, respectively, and the 2019 and 2018 first six months include income of $1,726,000 and $2,216,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

Interest expense for the 2019 second quarter and first six months increased 24% and 29%, respectively, compared with the 2018 second quarter and first six months, primarily due to borrowings to finance the Higman acquisition in February 2018, the acquisition of Targa’s pressure barge fleet in May 2018, the purchase of the 155,000 barrel coastal ATB under construction in June 2018, the acquisition of CGBM’s tank barges in December 2018, and the acquisition of Cenac’s marine transportation fleet in March 2019. During the 2019 and 2018 second quarters, the average debt and average interest rate (excluding capitalized interest) were $1,641,311,000 and 3.8%, and $1,411,603,000 and 3.6%, respectively. For the first six months of 2019 and 2018, the average debt and average interest rate (excluding capitalized interest) were $1,550,342,000 and 3.8%, and $1,339,012,000 and 3.4%, respectively. Interest expense excludes capitalized interest for the 2019 and 2018 second quarters of $182,000 and $311,000, respectively, and for the 2019 and 2018 first six months of $825,000 and $509,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of June 30, 2019 were $6,232,890,000 compared with $5,871,594,000 as of December 31, 2018. The following table sets forth the significant components of the balance sheet as of June 30, 2019 compared with December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018	% Change
Assets:
Current assets	$1,054,264	$1,096,489	(4)%
Property and equipment, net	3,796,418	3,539,802	7
Operating lease right-of-use assets	158,917	—	100
Goodwill	953,826	953,826	—
Other intangibles, net	214,972	224,197	(4)
Other assets	54,493	57,280	(5)
	$6,232,890	$5,871,594	6%
Liabilities and stockholders’ equity:
Current liabilities	$526,033	$607,782	(13)%
Long-term debt, net – less current portion	1,594,695	1,410,169	13
Deferred income taxes	570,954	542,785	5
Operating lease liabilities	136,970	—	100
Other long-term liabilities	82,066	94,557	(13)
Total equity	3,322,172	3,216,301	3
	$6,232,890	$5,871,594	6%

Current assets as of June 30, 2019 decreased 4% compared with December 31, 2018. Trade accounts receivable increased 8% mainly due to increased activities in the inland marine transportation market and in the distribution and services commercial and industrial market. Inventories, net, decreased 16%, primarily reflecting lower inventory levels due to reduced business activity levels in the oil and gas market.

Property and equipment, net of accumulated depreciation, at June 30, 2019 increased 7% compared with December 31, 2018. The increase reflected $121,891,000 of capital expenditures for the first six months of 2019, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in the Cenac acquisition of $247,122,000 and the seven inland tank barges purchased in the first six months of 2019 for $8,340,000, less $102,729,000 of depreciation expense and $18,007,000 of property disposals during the 2019 first six months.

Operating lease right-of-use assets increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other intangibles, net, as of June 30, 2019 decreased 4% compared with December 31, 2018, primarily due to amortization of intangibles other than goodwill.

Current liabilities as of June 30, 2019 decreased 13% compared with December 31, 2018. Accounts payable decreased 24%, primarily due to reduced business activity levels in the distribution and services oil and gas market. Accrued liabilities decreased 9% primarily from payment during the 2019 first quarter of employee incentive compensation bonuses accrued during 2018. Current portion of operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019. Deferred revenues decreased 26%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, net less current portion, as of June 30, 2019 increased 13% compared with December 31, 2018, primarily reflecting the addition of a five-year Term Loan in an amount of $500,000,000 on March 27, 2019, offset by net payments of $313,797,000 on the amended and restated Revolving Credit Facility. Net debt discount and deferred issuance costs were $8,882,000 and $7,204,000 at June 30, 2019 and December 31, 2018, respectively.

Deferred income taxes as of June 30, 2019 increased 5% compared with December 31, 2018, primarily reflecting the 2019 first six months deferred tax provision of $26,007,000.

Operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other long-term liabilities as of June 30, 2019 decreased 13% compared with December 31, 2018. The decrease was primarily due to the adoption of ASU 2016-02 on January 1, 2019 and the resulting reclass of unfavorable leases to operating lease right-of-use assets and the reclass of deferred rent liabilities to long-term operating lease liabilities and contributions of $2,098,000 to the Higman pension plan during the 2019 first six months.

Total equity as of June 30, 2019 increased 3% compared with December 31, 2018. The increase was primarily the result of $91,583,000 of net earnings attributable to Kirby for the first six months of 2019, an increase in additional paid-in capital of $6,113,000, primarily due to the employee stock awards.

Long-Term Financing

On March 27, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that extends the term of the Company’s existing $850,000,000 revolving credit facility (“Revolving Credit Facility”) to March 27, 2024 and adds a five-year term loan (“Term Loan”) facility in an amount of $500,000,000. The Credit Agreement provides for a variable interest rate based on the London interbank offered rate (“LIBOR”) or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate. The Term Loan is repayable in quarterly installments commencing June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024. The Credit Agreement contains certain financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions. As of June 30, 2019, the Company was in compliance with all Credit Agreement covenants and had outstanding borrowings of $103,577,000 under the Revolving Credit Facility and $500,000,000 under the Term Loan. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,670,000 as of June 30, 2019.

On February 12, 2018, the Company issued $500,000,000 of the 2028 Notes with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of June 30, 2019, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has $500,000,000 of Senior Notes Series A and Senior Notes Series B with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of June 30, 2019, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2021. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of June 30, 2019. Outstanding letters of credit under the Credit Line were $1,171,000 as of June 30, 2019.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2019 first six months were $121,891,000, including $16,380,000 for inland towboat construction, $11,370,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $2,211,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $91,930,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Financing of the construction of the inland towboats, coastal tugboats and the 155,000 barrel coastal ATB, plus upgrades of existing marine equipment and marine transportation and distribution and services facilities was through operating cash flows and available credit under the Company’s Revolving Credit Facility.

During the 2019 first six months, the Company acquired 63 inland tank barges from Cenac with a total capacity of approximately 1,833,000 barrels, retired five inland tank barges, brought back into service four inland tank barges, and chartered two inland tank barges, increasing its capacity by approximately 78,000 barrels. The net result was an increase of 64 inland tank barges and approximately 1,911,000 barrels of capacity during the first six months of 2019.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 13 inland towboats, eight of which will be placed in service in 2019 and the remaining five in 2020 and 2021, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $20,000,000 to $25,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $20,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $30,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, and facilities improvements in the distribution and services segment.

Funding for future capital expenditures is expected to be provided through operating cash flows and available credit under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2019 first six months. As of August 1, 2019, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowing under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $188,197,000 in the 2019 first six months compared with $153,755,000 for the 2018 first six months. The increase was driven by increased revenues and operating income in the marine transportation segment driven by the acquisitions of the Higman fleet in February 2018, the Targa fleet in May 2018, the CGBM barges in December 2018, and the Cenac fleet in March 2019, as well as improved inland and coastal barge utilization and pricing. The increase was also due to a net increase in cash flows from the change in operating assets and liabilities of $10,364,000 due to decrease in inventories in the distribution and services segment in the 2019 first six months compared to an increase in the 2018 first six months.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of August 1, 2019, $823,145,000 under its Revolving Credit Facility and $8,829,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its Credit Agreement.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities and available financing arrangements.

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of June 30, 2019, the Company had $740,753,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B mature February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The 2028 Notes mature March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly amortization, beginning June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $18,795,000 at June 30, 2019, including $7,061,000 in letters of credit and $11,734,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Remediation Plan. As previously described in Part II, Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company began implementing a remediation plan and removed all inappropriate privileged access rights as of March 31, 2019. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing of the affected Information Technology operating systems, databases and applications, that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed during 2019.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The discussion of the legal proceedings related to the M/V Voyager and the legal proceedings related to the tug Nathan E. Stewart and barge DBL 55 in Note (14) of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report are incorporated by reference into this Item 1.

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

*
This exhibit is furnished herewith. In accordance with Rule 406T of Regulation S-T, this exhibit is not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ WILLIAM G. HARVEY
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: August 2, 2019