Form 10-Q
period 2019-09-30
KIRBY CORP
filed 2019-11-07
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KEX	New York Stock Exchange LLC

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, on November 6, 2019 was 59,947,000.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,425	$7,800
Accounts receivable:
Trade – less allowance for doubtful accounts	382,465	417,644
Other	99,736	104,239
Inventories – net	410,261	507,441
Prepaid expenses and other current assets	56,646	59,365
Total current assets	958,533	1,096,489

Property and equipment	5,311,754	5,011,824
Accumulated depreciation	(1,518,022)	(1,472,022)
Property and equipment – net	3,793,732	3,539,802

Operating lease right-of-use assets	156,798	—
Goodwill	953,826	953,826
Other intangibles, net	210,173	224,197
Other assets	54,823	57,280
Total assets	$6,127,885	$5,871,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$15	$19
Income taxes payable	1,196	2,794
Accounts payable	212,279	278,057
Accrued liabilities	225,402	246,789
Current portion of operating lease liabilities	29,001	—
Deferred revenues	49,098	80,123
Total current liabilities	516,991	607,782

Long-term debt, net – less current portion	1,434,417	1,410,169
Deferred income taxes	585,507	542,785
Operating lease liabilities	135,017	—
Other long-term liabilities	81,455	94,557
Total long-term liabilities	2,236,396	2,047,511

Contingencies and commitments

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	832,892	823,347
Accumulated other comprehensive income – net	(27,413)	(33,511)
Retained earnings	2,863,162	2,723,592
Treasury stock – at cost, 5,544,000 shares at September 30, 2019 and 5,608,000 at December 31, 2018	(303,667)	(306,788)
Total Kirby stockholders’ equity	3,371,521	3,213,187
Noncontrolling interests	2,977	3,114
Total equity	3,374,498	3,216,301
Total liabilities and equity	$6,127,885	$5,871,594

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$412,665	$382,040	$1,185,072	$1,100,606
Distribution and services	254,144	322,805	997,400	1,148,598
Total revenues	666,809	704,845	2,182,472	2,249,204

Costs and expenses:
Costs of sales and operating expenses	458,514	498,421	1,558,664	1,640,366
Selling, general and administrative	64,656	70,032	206,602	239,416
Taxes, other than on income	10,909	10,523	31,486	29,610
Depreciation and amortization	54,455	57,930	164,771	167,640
(Gain) loss on disposition of assets	374	(18)	(4,901)	(2,358)
Total costs and expenses	588,908	636,888	1,956,622	2,074,674

Operating income	77,901	67,957	225,850	174,530
Other income	864	1,454	2,677	4,586
Interest expense	(14,310)	(12,345)	(43,026)	(34,665)

Earnings before taxes on income	64,455	57,066	185,501	144,451
Provision for taxes on income	(16,305)	(15,116)	(45,454)	(41,042)

Net earnings	48,150	41,950	140,047	103,409
Less: Net earnings attributable to noncontrolling interests	(163)	(134)	(477)	(520)

Net earnings attributable to Kirby	$47,987	$41,816	$139,570	$102,889

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.80	$0.70	$2.33	$1.72
Diluted	$0.80	$0.70	$2.32	$1.72

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	($ in thousands)

Net earnings	$48,150	$41,950	$140,047	$103,409
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	172	438	6,640	855
Foreign currency translation adjustments	(618)	(60)	(542)	(69)
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	—	(7,925)
Total other comprehensive income (loss), net of taxes	(446)	378	6,098	(7,139)

Total comprehensive income, net of taxes	47,704	42,328	146,145	96,270
Net earnings attributable to noncontrolling interests	(163)	(134)	(477)	(520)

Comprehensive income attributable to Kirby	$47,541	$42,194	$145,668	$95,750

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
	($ in thousands)
Cash flows from operating activities:
Net earnings	$140,047	$103,409
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	164,771	167,640
Provision for deferred income taxes	40,502	36,838
Amortization of unearned share-based compensation	11,079	16,649
Amortization of leases	(410)	—
Amortization of major maintenance costs	17,295	15,600
Amortization of debt issuance costs	1,212	898
Other	(5,875)	(2,023)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	18,978	(66,707)
Net cash provided by operating activities	387,599	272,304

Cash flows from investing activities:
Capital expenditures	(184,068)	(231,752)
Acquisitions of businesses and marine equipment, net of cash acquired	(257,540)	(499,227)
Proceeds from disposition of assets	34,490	27,806
Net cash used in investing activities	(407,118)	(703,173)

Cash flows from financing activities:
Payments on bank credit facilities	(417,377)	(88,392)
Borrowings on long-term debt	500,000	499,295
Payments on long-term debt	(60,000)	—
Payments of debt issue costs	(2,397)	(4,276)
Proceeds from exercise of stock options	3,563	13,264
Payments related to tax withholding for share-based compensation	(2,031)	(4,821)
Other	(614)	(686)
Net cash provided by financing activities	21,144	414,384
Increase (decrease) in cash and cash equivalents	1,625	(16,485)

Cash and cash equivalents, beginning of year	7,800	20,102
Cash and cash equivalents, end of period	$9,425	$3,617

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$52,436	$37,175
Income taxes paid	$3,155	$495
Operating cash outflow from operating leases	$29,424	$—
Non-cash investing activity:
Capital expenditures included in accounts payable	$6,410	$(5,554)
Cash acquired in acquisition	$—	$2,313
Right-of-use assets obtained in exchange for lease obligations	$9,736	$—

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2019	65,472	$6,547	$829,460	$(26,967)	$2,815,175	(5,570)	$(305,061)	$3,018	$3,322,172
Stock option exercises	—	—	237	—	—	26	1,425	—	1,662
Issuance of stock for equity awards, net of forfeitures	—	—	23	—	—	—	(23)	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(8)	—	(8)
Amortization of unearned share-based compensation	—	—	3,172	—	—	—	—	—	3,172
Total comprehensive income, net of taxes	—	—	—	(446)	47,987	—	—	163	47,704
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Balance at September 30, 2019	65,472	$6,547	$832,892	$(27,413)	$2,863,162	(5,544)	$(303,667)	$2,977	$3,374,498

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2018	65,472	$6,547	$817,609	$(39,922)	$2,706,213	(5,598)	$(306,097)	$3,341	$3,187,691
Stock option exercises	—	—	50	—	—	4	226	—	276
Issuance of stock for equity awards, net of forfeitures	—	—	48	—	—	(1)	(48)	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(7)	—	(7)
Amortization of unearned share-based compensation	—	—	3,098	—	—	—	—	—	3,098
Total comprehensive income, net of taxes	—	—	—	378	41,816	—	—	134	42,328
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(238)	(238)
Balance at September 30, 2018	65,472	$6,547	$820,805	$(39,544)	$2,748,029	(5,595)	$(305,926)	$3,237	$3,233,148

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	355	—	—	60	3,263	—	3,618
Issuance of stock for equity awards, net of forfeitures	—	—	(1,889)	—	—	34	1,889	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,031)	—	(2,031)
Amortization of unearned share-based compensation	—	—	11,079	—	—	—	—	—	11,079
Total comprehensive income, net of taxes	—	—	—	6,098	139,570	—	—	477	146,145
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(614)	(614)
Balance at September 30, 2019	65,472	$6,547	$832,892	$(27,413)	$2,863,162	(5,544)	$(303,667)	$2,977	$3,374,498

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2017	65,472	$6,547	$802,961	$(32,405)	$2,646,937	(5,783)	$(313,220)	$3,403	$3,114,223
Adoption of new accounting standards	—	—	—	—	(1,797)	—	—	—	(1,797)
Stock option exercises	—	—	2,161	—	—	232	11,149	—	13,310
Issuance of stock for equity awards, net of forfeitures	—	—	(966)	—	—	17	966	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(61)	(4,821)	—	(4,821)
Amortization of unearned share-based compensation	—	—	16,649	—	—	—	—	—	16,649
Total comprehensive income, net of taxes	—	—	—	(7,139)	102,889	—	—	520	96,270
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(686)	(686)
Balance at September 30, 2018	65,472	$6,547	$820,805	$(39,544)	$2,748,029	(5,595)	$(305,926)	$3,237	$3,233,148

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The Company adopted ASU 2016-02 on January 1, 2019 under the optional transition method that allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not restate prior periods.  The Company also elected certain practical expedients permitted under the transition guidance which allowed the Company to carryforward its historical lease classification and for the non-recognition of short-term leases. Adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets for operating leases of $168,149,000 and lease liabilities for operating leases of $175,778,000 on the Company’s Condensed Balance Sheets as of January 1, 2019, with no material impact to the Condensed Statements of Earnings or Cash Flows. The Company did not have any financing leases as of January 1, 2019.  See Note 3, Leases for additional information.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year at September 30, 2019  were as follows (in thousands):

2019	$9,503
2020	33,200
2021	25,550
2022	22,573
2023	18,684
Thereafter	95,939
Total lease payments	205,449
Less: imputed interest	(41,431)
Operating lease liabilities	$164,018

As of December 31, 2018, future total rentals on the Company’s noncancelable operating leases were $278,602,000 in the aggregate, which consisted of the following: $97,091,000 in 2019; $30,062,000 in 2020; $21,818,000 in 2021; $20,263,000 in 2022; $17,429,000 in 2023; and $91,939,000 thereafter.

The following table summarizes lease cost for the three and nine months ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$9,490	$29,461
Variable lease cost	386	1,417
Short-term lease cost	7,727	24,582
Sublease income	(366)	(924)
Total lease cost	$17,237	$54,536

The following table summarizes other supplemental information about the Company’s operating leases as of September 30, 2019:

Weighted average discount rate	4.0%
Weighted average remaining lease term	10 years

(4)  REVENUES

The following table sets forth the Company’s revenues by major source for the three months and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Marine transportation segment:
Inland transportation	$316,000	$288,573	$909,247	$827,848
Coastal transportation	96,665	93,467	275,825	272,758
	$412,665	$382,040	$1,185,072	$1,100,606
Distribution and services segment:
Oil and gas	$118,096	$201,475	$540,061	$780,825
Commercial and industrial	136,048	121,330	457,339	367,773
	$254,144	$322,805	$997,400	$1,148,598

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. The amount of revenue recognized during the 2019 first nine months that was included in the opening contract liability balance was $75,105,000. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet.  The Company did not have any contract assets at September 30, 2019 or December 31, 2018.

The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(5)  ACQUISITIONS

During the nine months ended September 30, 2019, the Company purchased nine inland tank barges from leasing companies for $13,040,000 in cash.  The Company had been leasing the barges prior to the purchases.

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

The Company acquired intangible assets with an amortization period of two years and incurred long-term intangible liabilities related to unfavorable contracts with a weighted average amortization period of approximately 1.3 years. Acquisition related costs of $442,000, consisting primarily of legal and other professional fees, were expensed as incurred to selling, general and administrative expense in the 2019 first nine months.

Pro forma results of the acquisitions made in the 2019 first nine months have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

(6)  INVENTORIES

The following table presents the details of inventories as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018

Finished goods	$338,230	$406,364
Work in process	72,031	101,077
	$410,261	$507,441

(7)  LONG-TERM DEBT

On March 27, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that extended the term of the Company’s existing $850,000,000 revolving credit facility (“Revolving Credit Facility”) to March 27, 2024 and added a five-year term loan (“Term Loan”) facility in an amount of $500,000,000.  The Credit Agreement provides for a variable interest rate based on the London interbank offered rate (“LIBOR”) or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”).  The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate.  The Term Loan is repayable in quarterly installments originally scheduled to commence  June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024. During the 2019 third quarter, the Company repaid $60,000,000 and during October 2019, the Company paid an additional $55,000,000 under the Term Loan prior to the scheduled installments.  As a result, no repayments are required until June 30, 2023. The Credit Agreement contains certain financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions. As of September 30, 2019, the Company was in compliance with all Credit Agreement covenants and had no outstanding borrowings under the Revolving Credit Facility and $440,000,000 outstanding under the Term Loan. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,258,000 as of September 30, 2019.

The estimated fair value of total debt outstanding at September 30, 2019 and December 31, 2018 was $1,487,826,000 and $1,411,628,000, respectively, which differs from the carrying amounts of $1,434,432,000 and $1,410,188,000, respectively, included in the consolidated financial statements. The fair value of debt outstanding was determined using a Level 2 fair value measurement.

(8)  STOCK AWARD PLANS

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statements of earnings for stock awards for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Compensation cost	$3,172	$3,098	$11,079	$16,649
Income tax benefit	$813	$709	$2,722	$4,747

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

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At September 30, 2019, 1,350,831 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above for the nine months ended September 30, 2019:

	Outstanding Non- Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	464,702	$69.85
Granted	114,429	$74.57
Exercised	(52,896)	$64.01
Canceled or expired	(16,498)	$72.56
Outstanding at September 30, 2019	509,737	$71.43

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at September 30, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$51.23	74,254	3.3	$51.23		74,254	$51.23
$64.65 - $68.50	100,757	4.7	$67.34		45,433	$68.43
$70.65 - $75.50	290,740	4.9	$74.53		109,622	$74.47
$84.90 - $101.46	43,986	2.1	$94.38		37,281	$96.08
$51.23 - $101.46	509,737	4.4	$71.43	$6,007,000	266,590	$69.99	$3,763,000

The following is a summary of the restricted stock award activity under the employee plan described above for the nine months ended September 30, 2019:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2018	214,216	$64.73
Vested	(62,723)	$68.29
Forfeited	(12,630)	$63.33
Unvested balance at September 30, 2019	138,863	$63.26

The following is a summary of RSU activity under the employee plan described above for the nine months ended September 30, 2019:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2018	141,055	$75.59
Granted	146,650	$74.46
Vested	(25,484)	$75.60
Forfeited	(6,834)	$74.96
Unvested balance at September 30, 2019	255,387	$74.96

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock awards. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At September 30, 2019, 462,342 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above for the nine months ended September 30, 2019:

	Outstanding Non-Qualified or Nonincentive Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	131,104	$70.14
Granted	2,652	$84.90
Exercised	(6,000)	$29.60
Outstanding at September 30, 2019	127,756	$72.35

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at September 30, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$41.24 – $56.45	31,276	1.2	$50.61		31,276	$50.61
$61.89 – $62.48	28,000	2.8	$62.27		28,000	$62.27
$70.65 – $99.52	68,480	4.6	$86.39		67,154	$86.42
$41.24 – $99.52	127,756	3.4	$72.35	$1,790,000	126,430	$72.22	$1,790,000

The following is a summary of the restricted stock award activity under the director plan described above for the nine months ended September 30, 2019:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2018	264	$85.30
Granted	21,064	$84.90
Vested	(1,324)	$84.98
Unvested balance at September 30, 2019	20,004	$84.90

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1,003,000 and $6,709,000 for the nine months ended September 30, 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $246,000 and $1,912,000 for the nine months ended September 30, 2019 and 2018, respectively. The total fair value of options vested was $1,910,000 and $3,170,000 during the nine months ended September 30, 2019 and 2018, respectively.

The total fair value of all the restricted stock vestings under all of the Company’s plans was $4,338,000 and $11,454,000 for the nine months ended September 30, 2019 and 2018, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,066,000 and $3,264,000 for the nine months ended September 30, 2019 and 2018, respectively.

The total fair value of all the RSU vestings under the Company’s employee plan was $1,727,000 for the nine months ended September 30, 2019. The actual tax benefit realized for tax deductions from RSU vestings was $424,000 for the nine months ended September 30, 2019. There were no RSU vestings for the nine months ended September 30, 2018.

As of September 30, 2019, there was $2,812,000 of unrecognized compensation cost related to nonvested stock options, $5,527,000 related to nonvested restricted stock awards and $11,038,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 1.5 years, restricted stock awards over approximately 1.5 years and RSUs over approximately 3.8 years.

The weighted average per share fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $22.77 and $23.53, respectively. The fair value of the stock options granted during the nine months ended September 30, 2019 and 2018 was $2,665,000 and $2,787,000, respectively. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings, and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model.

The key input variables used in valuing the options during the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,
	2019	2018
Dividend yield	None	None
Average risk-free interest rate	2.5%	2.7%
Stock price volatility	28%	27%
Estimated option term	5.3 years	5.5 years

(9)  OTHER COMPREHENSIVE INCOME

The Company’s changes in other comprehensive income for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended September 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$231	$(59)	$172	$580	$(142)	$438
Foreign currency translation	(618)	—	(618)	(60)	—	(60)
Total	$(387)	$(59)	$(446)	$520	$(142)	$378

	Nine months ended September 30,
	2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$694	$(177)	$517	$1,739	$(423)	$1,316
Actuarial gains (losses)	8,167	(2,044)	6,123	(609)	148	(461)
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	—	—	(7,925)	(7,925)
Foreign currency translation	(542)	—	(542)	(69)	—	(69)
Total	$8,319	$(2,221)	$6,098	$1,061	$(8,200)	$(7,139)

(a)	Actuarial gains/(losses) are amortized into other income (expense). (See Note 13 - Retirement Plans)

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $7,201,000 and $22,182,000 for the three months and nine months ended September 30, 2019, respectively, and $5,837,000 and $21,757,000 for the three months and nine months ended September 30, 2018, respectively, have been eliminated from the tables below. The related intersegment profit of $720,000 and $2,218,000 for the three months and nine months ending September 30, 2019, respectively, and $584,000 and $2,176,000 for the three months and nine months ended September 30, 2018, respectively, have also been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment for the three months and nine months ended September 30, 2019 and 2018 and total assets as of September 30, 2019 and December 31, 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30
	2019	2018	2019	2018
Revenues:
Marine transportation	$412,665	$382,040	$1,185,072	$1,100,606
Distribution and services	254,144	322,805	997,400	1,148,598
	$666,809	$704,845	$2,182,472	$2,249,204
Segment profit (loss):
Marine transportation	$72,697	$48,517	$161,364	$102,925
Distribution and services	9,132	23,914	69,869	101,069
Other	(17,374)	(15,365)	(45,732)	(59,543)
	$64,455	$57,066	$185,501	$144,451

	September 30, 2019	December 31, 2018
Total assets:
Marine transportation	$4,538,771	$4,145,294
Distribution and services	1,489,030	1,653,636
Other	100,084	72,664
	$6,127,885	$5,871,594

The following table presents the details of “Other” segment loss for the three months and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
General corporate expenses	$(3,554)	$(4,492)	$(10,284)	$(31,822)
Gain (loss) on disposition of assets	(374)	18	4,901	2,358
Interest expense	(14,310)	(12,345)	(43,026)	(34,665)
Other income	864	1,454	2,677	4,586
	$(17,374)	$(15,365)	$(45,732)	$(59,543)

The following table presents the details of “Other” total assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
General corporate assets	$98,205	$70,169
Investment in affiliates	1,879	2,495
	$100,084	$72,664

(11) TAXES ON INCOME

Earnings before taxes on income and details of the provision for taxes on income for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings (loss) before taxes on income:
United States	$64,550	$57,980	$186,205	$147,506
Foreign	(95)	(914)	(704)	(3,055)
	$64,455	$57,066	$185,501	$144,451
Provision for taxes on income:
Federal:
Current	$—	$—	$—	$—
Deferred	14,495	13,457	40,502	36,350
State and local:
Current	1,675	1,559	4,820	3,965
Deferred	—	—	—	488
Foreign - current	135	100	132	239
	$16,305	$15,116	$45,454	$41,042

(12) EARNINGS PER SHARE

The following table presents the components of basic and diluted earnings per share for the three months and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net earnings attributable to Kirby	$47,987	$41,816	$139,570	$102,889
Undistributed earnings allocated to restricted shares	(128)	(166)	(369)	(438)
Income available to Kirby common stockholders – basic	47,859	41,650	139,201	102,451
Undistributed earnings allocated to restricted shares	128	166	369	438
Undistributed earnings reallocated to restricted shares	(128)	(165)	(368)	(437)
Income available to Kirby common stockholders – diluted	$47,859	$41,651	$139,202	$102,452

Shares outstanding:
Weighted average common stock issued and outstanding	59,908	59,875	59,891	59,782
Weighted average unvested restricted stock	(159)	(237)	(158)	(255)
Weighted average common stock outstanding – basic	59,749	59,638	59,733	59,527
Dilutive effect of stock options and restricted stock units	157	146	146	141
Weighted average common stock outstanding – diluted	59,906	59,784	59,879	59,668

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.80	$0.70	$2.33	$1.72
Diluted	$0.80	$0.70	$2.32	$1.72

Certain outstanding options to purchase approximately 297,000 and 189,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2019 and 2018, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 5,000 shares of common stock were also excluded in the computation of diluted earnings per share as of September 30, 2019 as such RSUs would have been antidilutive.

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Company’s pension plan during 2019.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made contributions of $1,615,000 to the Higman pension plan in the first quarter of 2019 for the 2018 plan year and contributions of $966,000 in the second and third quarters of 2019 for the 2019 plan year. The Company made its final anticipated 2019 contribution of $483,000 to the Higman pension plan during October 2019 for the 2019 plan year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$1,841	$1,722	$—	$—
Interest cost	4,123	3,939	13	12
Expected return on plan assets	(5,239)	(5,696)	—	—
Amortization of actuarial loss	359	723	7	6
Net periodic benefit cost	$1,084	$688	$20	$18

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5,523	$5,816	$—	$—
Interest cost	12,370	11,544	39	36
Expected return on plan assets	(15,717)	(16,712)	—	—
Amortization of actuarial loss	1,078	2,168	21	18
Net periodic benefit cost	$3,254	$2,816	$60	$54

The components of net periodic benefit cost for the Company’s postretirement benefit plan for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	7	6	23	18
Amortization of actuarial gain	(135)	(149)	(405)	(447)
Net periodic benefit cost	$(128)	$(143)	$(382)	$(429)

(14) CONTINGENCIES

On May 10, 2019, two tank barges and a towboat (the M/V Voyager), owned and operated by Kirby Inland Marine, LP, a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision caused the cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in Federal Court seeking limitation of liability and asserting the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law.  The Company has various insurance policies covering liabilities including pollution, marine and general liability and believes that it has satisfactory insurance coverage for the potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”) owned and operated by Kirby Offshore Marine, LLC, a wholly owned subsidiary of the Company, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the NTSB designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On the same date, the Canadian government filed charges against the subsidiary and the vessels for violations of the Canadian Fisheries Act, the Migratory Birds Convention Act, the Pilotage Act and the Shipping Act of 2001. The Company filed a limitation action in Federal Court seeking limitation of liability relating to the incident as provided under admiralty law. The  Heiltsuk First Nation’s civil claim has been consolidated into the Federal Court limitation action as the venue that will decide all claims against the Company. The Company is unable to estimate the potential exposure in either proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds and guarantees supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $21,220,000 at September 30, 2019, including $11,240,000 in letters of credit and $9,980,000 in performance bonds and guarantees. All of these instruments have an expiration date in 2021 or earlier. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

(15) SUBSEQUENT EVENT

On October 31, 2019, the Company signed an agreement to acquire substantially all the assets of Convoy Servicing Company and Agility Fleet Services, LLC (collectively “Convoy”) for approximately $40,000,000 in cash, before post-closing adjustments.  Convoy is an authorized dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets for North and East Texas as well as in Colorado.  This acquisition is expected to close in the first quarter of 2020 and is subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A — Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of the Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares applicable to diluted earnings per share for the three months and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted average common stock outstanding — diluted	59,906	59,784	59,879	59,668

The increase in the weighted average number of common shares for the 2019 third quarter and first nine months compared with the 2018 third quarter and first nine months primarily reflects the issuance of restricted stock and RSUs, and the exercise of stock options.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2019, the Company operated a fleet of 1,065 inland tank barges with 23.7 million barrels of capacity, and operated an average of 304 inland towboats. The Company’s coastal fleet consisted of 49 tank barges with 4.7 million barrels of capacity and 48 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, mining, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, fork lifts, pumps and compressors for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for the oilfield service and oil and gas operator and producer markets.

For the 2019 third quarter, net earnings attributable to Kirby were $47,987,000, or $0.80 per share, on revenues of $666,809,000, compared with 2018 third quarter net earnings attributable to Kirby of $41,816,000, or $0.70 per share, on revenues of $704,845,000. For the 2019 first nine months, net earnings attributable to Kirby were $139,570,000, or $2.32 per share, on revenues of $2,182,472,000, compared with 2018 first nine months net earnings attributable to Kirby of $102,889,000, or $1.72 per share, on revenues of $2,249,204,000. The 2018 third quarter and first nine months reflected the integration of Targa Resources Corp's ("Targa") pressure barge fleet, acquired on May 10, 2018, and the integration of Higman, acquired on February 14, 2018.  The 2018 first nine months results also included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018, and included $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the Higman acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman.

Marine Transportation

For the 2019 third quarter and first nine months, the Company’s marine transportation segment generated 62% and 54%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for both the 2019 third quarter and first nine months increased 8%, and operating income increased 50% and 57%, respectively, compared with the 2018 third quarter and first nine months revenues and operating income. The increases were primarily due to the addition of the Higman fleet acquired on February 14, 2018, the acquisition of the Targa pressure barge fleet on May 10, 2018, the CGBM 100, LLC (“CGBM”) inland tank barges acquired on December 14, 2018, and the Cenac fleet acquired on March 14, 2019, as well as improved barge utilization in the coastal market and spot and term contract pricing in the inland and coastal markets. Partially offsetting these increases during 2019 were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River System, closures of key waterways as a result of lock maintenance projects, extended delays in the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels during the 2019 first quarter. The 2018 first nine months were impacted by the Higman transaction costs, and severance and retirement costs which were each incurred in the 2018 first quarter and are discussed above. For the 2019 and 2018 third quarters, the inland tank barge fleet contributed 77% and 76%, respectively, and the coastal fleet contributed 23% and 24%, respectively, of marine transportation revenues. For the 2019 and 2018 first nine months, the inland tank barge fleet contributed 77% and 75%, respectively, and the coastal fleet contributed 23% and 25%, respectively, of marine transportation revenues.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged in the low 90% range during the 2019 third quarter compared with the mid-90% range during the 2019 second quarter and the low to mid-90% range during the 2018 third quarter. Better weather during the 2019 third quarter and receding flood waters on the Mississippi River System resulted in fewer delay days and contributed to modestly lower utilization during the 2019 third quarter compared to the 2018 third quarter.

Coastal tank barge utilization levels averaged in the mid-80% range during the 2019 second and third quarters compared with the 80% range in the 2018 third quarter. The improvement in utilization in 2019 primarily reflected improved customer demand resulting in higher utilization of spot market capacity. Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry.

During both the 2019 third quarter and first nine months and the 2018 third quarter and first nine months, approximately 65% of inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2019 third quarter and first nine months represented 61% and 62%, respectively, of the inland revenues under term contracts compared with 58% and 59%, respectively, in the 2018 third quarter and first nine months. Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2018. Rates on inland term contracts renewed in the 2019 second quarter increased in the 5% to 8% average range compared with term contracts renewed in the 2018 second quarter. Rates on inland term contracts renewed in the 2019 third quarter increased in the 3% to 4% average range compared with term contracts renewed in the 2018 third quarter. Spot contract rates in the 2019 third quarter increased approximately 15% compared to the 2018 third quarter and were generally unchanged from the 2019 second quarter. Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During the 2019 and 2018 third quarters and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2019 and 2018 third quarters and first nine months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced. Term contract pricing in the 2019 first, second and third quarters was higher in the 4% to 6% average range compared to the 2018 first, second and third quarters. Spot market rates in the 2019 third quarter improved in the 20% average range compared to the 2018 third quarter.

The marine transportation segment operating margin was 17.6% for the 2019 third quarter compared with 12.7% for the 2018 third quarter and 13.6% for the 2019 first nine months compared to 9.4% for the 2018 first nine months.

Distribution and Services

For the 2019 third quarter and first nine months, the distribution and services segment generated 38% and 46%, respectively, of the Company’s revenue, of which 85% and 73%, respectively, was generated from service and parts and 15% and 27%, respectively, from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Distribution and services revenues for the 2019 third quarter and first nine months decreased 21% and 13%, respectively, compared with the 2018 third quarter and first nine months. Operating income for the distribution and services segment for the 2019 third quarter and first nine months decreased 62% and 31%, respectively, compared with the 2018 third quarter and first nine months. The decreases were primarily attributable to reduced activity in the oilfield which resulted in further declines in customer demand for new and remanufactured pressure pumping equipment and limited sales of new and overhauled transmissions and related parts and service, partially offset by improved demand in the commercial and industrial market. For the 2019 third quarter and first nine months, the oil and gas market contributed 46% and 54%, respectively, of the distribution and services revenues. The commercial and industrial market, which contributed 54% and 46% of the distribution and services revenues for the 2019 third quarter and first nine months, respectively, saw increased service levels in the marine repair business as well as increased demand for back-up power generation equipment compared to the 2018 third quarter and first nine months.

The distribution and services segment operating margin was 3.6% for the 2019 third quarter compared with 7.4% for the 2018 third quarter and 7.0% for the 2019 first nine months compared to 8.8% for the 2018 first nine months.

Cash Flow and Capital Expenditures

The Company continued to generate favorable operating cash flow during the 2019 first nine months with net cash provided by operating activities of $387,599,000 compared with $272,304,000 for the 2018 first nine months, a 42% increase. The improvement was driven by increased revenues and operating income in the marine transportation segment driven by the Higman acquisition in February 2018, the Targa acquisition in May 2018, the CGBM acquisition in December 2018, and the Cenac acquisition in March 2019, as well as improved coastal barge utilization and improved inland and coastal pricing. The improvement was also due to a net increase in cash flows from the change in operating assets and liabilities of $85,685,000 due to a decrease in inventories in the distribution and services segment in the 2019 first nine months compared to an increase in the 2018 first nine months. The inventory decrease in the 2019 first nine months was primarily due to reduced business activity levels in the oil and gas market as compared to higher inventory levels in the 2018 first nine months required to support higher business activity levels. In addition, during the 2019 and 2018 first nine months, the Company generated cash of $34,490,000 and $27,806,000, respectively, from proceeds from the disposition of assets, and $3,563,000 and $13,264,000, respectively, from proceeds from the exercise of stock options.

For the 2019 first nine months, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $184,068,000, including $19,746,000 for inland towboat construction, $16,240,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $2,178,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $145,904,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $257,540,000 for acquisitions of businesses and marine equipment.

The Company’s debt-to-capitalization ratio decreased to 29.8% at September 30, 2019 from 30.5% at December 31, 2018, primarily due to the increase in total equity from net earnings attributable to Kirby for the 2019 first nine months of $139,570,000 and the exercise of stock options and the amortization of unearned equity compensation partially offset by borrowings under the Revolving Credit Facility and the Term Loan to purchase the Cenac fleet in the 2019 first quarter. As of September 30, 2019, the Company had no borrowings outstanding under its Revolving Credit Facility, $440,000,000 outstanding under the Term Loan, $500,000,000 of unsecured senior notes (“Senior Notes Series A” and “Senior Notes Series B”) outstanding and $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) outstanding, offset by $8,389,000 in unamortized debt discount and issuance costs (of which $2,806,000 attributable to the Revolving Credit Facility is currently included in other assets on the balance sheet).

During the 2019 first nine months, the Company acquired 63 inland tank barges from Cenac with a total capacity of approximately 1,833,000 barrels, retired nine inland tank barges, brought back into service six inland tank barges, and chartered two inland tank barges, increasing its capacity by approximately 54,000 barrels. The net result was an increase of 62 inland tank barges and approximately 1,887,000 barrels of capacity during the 2019 first nine months.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 13 inland towboats, seven of which have been placed in service in 2019 and the remaining six are scheduled to be placed in service in 2020 and 2021, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019, two of which were placed in service during the 2019 first nine months. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $20,000,000 to $25,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $20,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $30,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, facilities improvements and information technology projects.

Outlook

In the inland marine transportation market, the Company anticipates favorable market dynamics with continued growth in customer demand during 2019, driven by continued growth in U.S. GDP and growth in petrochemicals as new plants come on-line. These factors, combined with only modest inland barge additions, are expected to result in inland barge utilization rates in the low-90% range during the fourth quarter. Together with a full year of contribution from 2018 acquisitions, including Higman, Targa’s pressure barge business and CGBM’s tank barges, as well as the acquisition in March 2019 of Cenac’s fleet, inland revenues and operating income are expected to increase during 2019. In the 2019 fourth quarter, the onset of winter weather and lock closures on the Gulf Intracoastal Waterway and the Illinois River will have an adverse impact on operating efficiencies.  Additionally, operating expenses are expected to increase as a significant number of barges, which were acquired in recent acquisitions, are scheduled for regulatory maintenance.  Overall, inland revenue in the 2019 fourth quarter is expected to be stable compared to the 2019 third quarter.  Operating income is expected to decrease compared to the 2019 third quarter as a result of reduced operating efficiencies and higher operating expenses.

As of September 30, 2019, the Company estimated there were approximately 3,850 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 240 of those over 40 years old. The Company estimates that approximately 150 tank barges will be delivered throughout 2019 and many older tank barges, including an expected 14 by the Company, will be retired, dependent on 2019 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, the Company expects revenues and operating income to improve compared to 2018, with coastal tank barge utilization in the mid-80% range for the fourth quarter. Improving market conditions are expected to be driven by improving customer demand and expected additional industry retirements of aging barges due to ballast water management treatment systems regulations. In the 2019 fourth quarter, seasonal activity declines in Alaska and scheduled shipyard maintenance on seven coastal tank barges, of which six are large capacity vessels, will have an adverse impact on revenue and operating income.

As of September 30, 2019, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrel or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 10 of those were over 30 years old. The Company is aware of four announced coastal tank barge and tugboat units in the 195,000 barrel or less category under construction by competitors.  Three units are for delivery in 2019, two of which were delivered in the first nine months of the year, and one is scheduled for delivery in 2021.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, mining, power generation, on-highway and other industrial markets.

Recent oilfield activity declines and crude oil price volatility have created some uncertainty for the Company’s oil and gas market which will extend for the duration of 2019. Firm commitments and the pace of orders for new pressure pumping equipment have slowed considerably thus far in 2019. Additionally, maintenance on existing pressure pumping units, transmission overhauls, and parts sales have also declined to minimal levels. Based on current activity levels, orders and deliveries of new pressure pumping equipment are expected to remain low through the 2019 fourth quarter, and maintenance activities are expected to be minimal. Transmission overhauls and parts sales are also expected to remain at reduced levels during the 2019 fourth quarter. As a result, revenues and operating income for the Company’s oil and gas market are expected to decline in 2019 as compared to 2018.

For the distribution and services commercial and industrial market, the Company anticipates revenues and operating income to be higher in 2019 than 2018 with improved demand for standby power generation and specialty equipment rentals. Activity in the nuclear standby power generation market and the commercial marine markets is expected to be stable in 2019. In the 2019 fourth quarter, revenues and operating income are expected to decline compared to the 2019 third quarter as a result of seasonal utilization reductions in the power generation rental fleet as the summer storm season along the Gulf Coast ends.

Acquisitions

During the nine months ended September 30, 2019, the Company purchased nine inland tank barges from  leasing companies for $13,040,000 in cash. The Company had been leasing the barges prior to the purchases. Financing of the equipment acquisitions was through operating cash flows and borrowings under the Company’s Revolving Credit Facility.

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

Results of Operations

The Company reported 2019 third quarter net earnings attributable to Kirby of $47,987,000, or $0.80 per share, on revenues of $666,809,000, compared with 2018 third quarter net earnings attributable to Kirby of $41,816,000, or $0.70 per share, on revenues of $704,845,000. Net earnings attributable to Kirby for the 2019 first nine months were $139,570,000, or $2.32 per share, on revenues of $2,182,472,000, compared with $102,889,000, or $1.72 per share, on revenues of $2,249,204,000 for the 2018 first nine months. The 2018 first nine months results included a one-time non-deductible expense of $18,057,000, or $0.30 per share, related to the retirement of Joseph H. Pyne as executive Chairman of the Board of Directors, effective April 30, 2018, and reflected the acquisition of Higman on February 14, 2018, including $3,261,000 before taxes, or $0.04 per share, of one-time transaction costs associated with the acquisition, as well as $2,912,000 before taxes, or $0.04 per share, of severance and retirement expenses, primarily related to cost reduction initiatives in the coastal marine transportation market and the integration of Higman.

The following table sets forth the Company’s marine transportation and distribution and services revenues for the three months and nine months ended September 30, 2019 compared with the three months and nine months ended September 30, 2018 and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2019	%	2018	%	2019	%	2018	%
Marine transportation	$412,665	62%	$382,040	54%	$1,185,072	54%	$1,100,606	49%
Distribution and services	254,144	38	322,805	46	997,400	46	1,148,598	51
	$666,809	100%	$704,845	100%	$2,182,472	100%	$2,249,204	100%

Marine Transportation

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2019, the Company operated 1,065 inland tank barges, including 24 leased barges, with a total capacity of 23.7 million barrels. This compares with 981 inland tank barges operated as of September 30, 2018, including 32 leased barges, with a total capacity of 21.6 million barrels. The Company operated an average of 304 inland towboats during the 2019 third quarter, of which an average of 73 were chartered, compared with 282 during the 2018 third quarter, of which an average of 75 were chartered.

The Company’s coastal tank barge fleet as of September 30, 2019, consisted of 49 tank barges, two of which were leased, with 4.7 million barrels of capacity, and 48 tugboats, five of which were chartered. This compares with 54 coastal tank barges operated as of September 30, 2018, six of which were leased, with 5.1 million barrels of capacity, and 50 tugboats, four of which were chartered. The Company owns and operates four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2019 compared with the three months and nine months ended September 30, 2018 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Marine transportation revenues	$412,665	$382,040	8%	$1,185,072	$1,100,606	8%

Costs and expenses:
Costs of sales and operating expenses	257,869	248,347	4%	771,596	744,154	4%
Selling, general and administrative	28,424	29,408	(3)%	90,896	94,456	(4)%
Taxes, other than on income	9,230	8,624	7%	26,355	23,805	11%
Depreciation and amortization	44,445	47,144	(6)%	134,861	135,266	—%
	339,968	333,523	2%	1,023,708	997,681	3%
Operating income	$72,697	$48,517	50%	$161,364	$102,925	57%
Operating margins	17.6%	12.7%		13.6%	9.4%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution for the 2019 third quarter and first nine months, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2019 Third Quarter Revenue Distribution	2019 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	53%	54%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	24%	23%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for both the 2019 third quarter and first nine months increased 8% compared with the 2018 third quarter and first nine months. The increase was primarily due to the addition of the Higman fleet acquired on February 14, 2018, the Targa pressure barges acquired on May 10, 2018, the CGBM inland tank barges acquired on December 14, 2018, and the Cenac fleet acquired on March 14, 2019, as well as improved barge utilization in the coastal market and spot and term contract pricing in the inland and coastal markets. Partially offsetting the increase were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River System, closures of key waterways as a result of lock maintenance projects, extended delays in the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels during the 2019 first quarter. For the 2019 and 2018 third quarters, the inland tank barge fleet contributed 77% and 76%, respectively, and the coastal fleet contributed 23% and 24%, respectively, of marine transportation revenues. For the 2019 and 2018 first nine months, the inland tank barge fleet contributed 77% and 75%, respectively, and the coastal fleet contributed 23% and 25%, respectively, of marine transportation revenues.  The Cenac fleet was quickly integrated into the Company’s own fleet.  The Cenac equipment began to operate on the Company’s contracts soon after the acquisition and Cenac barges worked with the Company’s towboats and vice versa resulting in differences in vessel utilization and pricing among individual assets and the consolidated fleet.  Due to this quick integration, it is not practical to provide a specific amount of revenues for Cenac but the acquisition in March 2019 was one of the factors that drove increases in marine transportation revenues in 2019 as compared to 2018.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged in the low 90% range during the 2019 third quarter compared with the mid-90% range during the 2019 second quarter and the low to mid-90% range during the 2018 third quarter. Better weather during the 2019 third quarter and receding flood waters on the Mississippi River System resulted in fewer delay days and contributed to modestly lower utilization during the 2019 third quarter compared to the 2018 third quarter.

Coastal tank barge utilization levels averaged in the mid-80% range during the 2019 second and third quarters compared with the 80% range in the 2018 third quarter. The improvement in utilization in 2019 primarily reflected improved customer demand resulting in higher utilization of spot market capacity. Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry.

The petrochemical market, the Company’s largest market, contributed 53% and 54% of marine transportation revenues for the 2019 third quarter and first nine months, respectively, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations plus the addition of the Targa pressure barges in May 2018. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. In addition, favorable commodity prices and the addition of new petrochemical industry capacity during 2018 and the 2019 first nine months benefited the market.

The black oil market, which contributed 24% and 23% of marine transportation revenues for the 2019 third quarter and first nine months, respectively, reflected strong demand from steady refinery production levels and the export of refined petroleum products and fuel oils. The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal vessels. Additionally, the Company transported increased volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% of marine transportation revenues for both the 2019 third quarter and first nine months, reflected stable volumes in the inland market, partially offset by reduced volumes in coastal as a result of one barge retirement and the return of three leased barges which transported refined products.

The agricultural chemical market, which contributed 4% of marine transportation revenues for both the 2019 third quarter and first nine months, saw typical seasonal demand for transportation of both domestically produced and imported products during the first nine months.

For the third quarter of 2019, the inland operations incurred 2,284 delay days, 10% fewer than the 2,534 delay days that occurred during the 2018 third quarter. For the 2019 first nine months, the inland operations incurred 10,228 delay days, 50% more than the 6,797 delay days that occurred during the 2018 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions or other navigational factors. The increase in delay days for the 2019 first nine months compared to the 2018 first nine months reflected unusually poor operating conditions during the 2019 first nine months due to heavy fog along the Gulf Coast, extended periods of ice on the Illinois River, near record high water conditions on the Mississippi River System, closures of key waterways as a result of lock maintenance projects and extended delays in the Houston Ship Channel.  Delay days decreased for the 2019 third quarter compared to the 2018 third quarter as flood waters on the Mississippi River System receded in the beginning of August 2019.

During both the 2019 and 2018 third quarters and first nine months, approximately 65% of inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2019 third quarter and first nine months represented 61% and 62%, respectively, of the inland revenues under term contracts compared with 58% and 59%, respectively, in the 2018 third quarter and first nine months. Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared with term contracts renewed in the first quarter of 2018. Rates on inland term contracts renewed in the 2019 second quarter increased in the 5% to 8% average range compared with term contracts renewed in the 2018 second quarter. Rates on inland term contracts renewed in the 2019 third quarter increased in the 3% to 4% average range compared with term contracts renewed in the 2018 third quarter. Spot contract rates in the 2019 third quarter increased approximately 15% compared to the 2018 third quarter and were generally unchanged from the 2019 second quarter. Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During both the 2019 and 2018 third quarters and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during the 2019 and 2018 third quarters and first nine months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced. Term contract pricing in the 2019 first, second and third quarters was higher in the 4% to 6% average range compared to the 2018 first, second and third quarters.  Spot market rates in the 2019 third quarter improved in the 20% average range compared to the 2018 third quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2019 third quarter and first nine months increased 2% and 3%, respectively, compared with the 2018 third quarter and first nine months. Costs of sales and operating expenses for both the 2019 third quarter and first nine months increased 4% compared with the 2018 third quarter and first nine months, primarily due to the addition of the Higman fleet in February 2018 and the Cenac fleet in March 2019, partially offset by lower fuel costs.

The inland marine transportation fleet operated an average of 304 inland towboats during the 2019 third quarter, of which an average of 73 were chartered, compared with 282 during the 2018 third quarter, of which an average of 75 were chartered. The increase was primarily due to the addition of inland towboats with the Cenac acquisition on March 14, 2019. Generally, as demand, or anticipated demand, increases or decreases, as new tank barges are added to the fleet, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2019 third quarter, the inland operations consumed 13.2 million gallons of diesel fuel compared to 12.9 million gallons of diesel fuel consumed during the 2018 third quarter. The average price per gallon of diesel fuel consumed during the 2019 third quarter was $2.00 per gallon compared with $2.23 per gallon for the 2018 third quarter. For the 2019 first nine months, the inland operations consumed 37.2 million gallons of diesel fuel compared to 36.8 million gallons consumed during the 2018 first nine months. The average price per gallon of diesel fuel consumed during the 2019 first nine months was $2.06 compared with $2.13 for the 2018 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2019 third quarter and first nine months decreased 3% and 4%, respectively, compared with the 2018 third quarter and first nine months. The decrease was primarily due to transaction costs of $3,261,000, consisting primarily of legal, audit and other professional fees associated with the Higman acquisition and severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, both of which were incurred in the 2018 first quarter. The Company also experienced higher costs in the 2019 first nine months due to Cenac acquisition related costs of $442,000 and salaries as well as related costs of the acquired personnel of Higman.

Taxes, other than on income, for the 2019 third quarter and first nine months increased 7% and 11%, respectively, compared with the 2018 third quarter and first nine months, mainly due to higher property taxes on marine transportation equipment, including the Higman, Targa, CGBM, and Cenac fleets.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2019 third quarter and first nine months increased 50% and 57%, respectively, compared with the 2018 third quarter and first nine months. The operating margin was 17.6% for the 2019 third quarter compared with 12.7% for the 2018 third quarter and 13.6% for the 2019 first nine months compared with 9.4% for the 2018 first nine months. The operating income increase in the 2019 third quarter, compared to the 2018 third quarter, was primarily due to the acquisitions of Higman, Targa’s pressure barge fleet, CGBM’s inland tank barges, and Cenac’s fleet as well as improved barge utilization in the coastal market and spot and term contract pricing in the inland and coastal markets, partially offset by significant weather and navigational challenges in the 2019 first nine months.  Flood waters on the Mississippi River System receded in the beginning of August 2019.

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

The following table sets forth the Company’s distribution and services segment revenues, costs and expenses, operating income and operating margins for the three months and nine months ended September 30, 2019 compared with the three months and nine months ended September 30, 2018 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Distribution and services revenues	$254,144	$322,805	(21)%	$997,400	$1,148,598	(13)%

Costs and expenses:
Costs of sales and operating expenses	200,645	250,074	(20)%	787,068	896,212	(12)%
Selling, general and administrative	33,608	36,965	(9)%	108,194	115,682	(6)%
Taxes, other than on income	1,674	1,888	(11)%	5,102	5,762	(11)%
Depreciation and amortization	9,085	9,964	(9)%	27,167	29,873	(9)%
	245,012	298,891	(18)%	927,531	1,047,529	(11)%
Operating income	$9,132	$23,914	(62)%	$69,869	$101,069	(31)%
Operating margins	3.6%	7.4%		7.0%	8.8%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution for the 2019 third quarter and first nine months, and the customers for each market:

Markets Serviced	2019 Third Quarter Revenue Distribution	2019 Nine Months Revenue Distribution	Customers
Oil and Gas	46%	54%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	54%	46%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2019 third quarter and first nine months decreased 21% and 13%, respectively, compared with the 2018 third quarter and first nine months. The decrease was primarily attributable to reduced activity in the oilfield which resulted in further declines in customer demand for new and remanufactured pressure pumping equipment and limited sales of new and overhauled transmissions and related parts and service, partially offset by improved demand in the commercial and industrial market. For the 2019 third quarter and first nine months, the oil and gas market contributed 46% and 54%, respectively, of distribution and services revenues. The commercial and industrial market, which contributed 54% and 46% of distribution and services revenues for the 2019 third quarter and first nine months, respectively, saw increased demand for back-up power generation equipment compared to the 2018 third quarter and first nine months.

Distribution and Services Costs and Expenses

Costs and expenses for the 2019 third quarter and first nine months decreased 18% and 11%, respectively, compared with the 2018 third quarter and first nine months. Costs of sales and operating expenses for the 2019 third quarter and first nine months decreased 20% and 12%, respectively, compared with the 2018 third quarter and first nine months, reflecting lower demand for new and remanufactured pressure pumping equipment and reduced demand for new and overhauled transmissions and related parts and service in the oil and gas market.

Selling, general and administrative expenses for the 2019 third quarter and first nine months decreased 9% and 6%, respectively, compared with the 2018 third quarter and first nine months primarily due to lower incentive compensation and professional fees.

Depreciation and amortization expenses for both the 2019 third quarter and first nine months decreased 9%, compared to the 2018 third quarter and first nine months primarily due to sales of distribution and services facilities resulting in lower depreciation.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2019 third quarter and first nine months decreased 62% and 31%, respectively, compared with the 2018 third quarter and first nine months. The operating margin was 3.6% for the 2019 third quarter compared with 7.4% for the 2018 third quarter and 7.0% for the 2019 first nine months compared with 8.8% for the 2018 first nine months. The results primarily reflected decreased sales in higher margin oil and gas related revenue and increased sales of lower margin power generation equipment.

General Corporate Expenses

General corporate expenses for the 2019 third quarter were $3,554,000 compared with $4,492,000 for the 2018 third quarter.  For the 2019 first nine months, general corporate expenses were $10,284,000 compared with $31,822,000 for the 2018 first nine months primarily due to a one-time non-deductible expense of $18,057,000 in the 2018 second quarter related to the retirement of the Company’s executive Chairman, effective April 30, 2018.

Gain (Loss) on Disposition of Assets

The Company reported a net loss on disposition of assets of $374,000 for the 2019 third quarter compared to a net gain of $18,000 for the 2018 third quarter. For the 2019 first nine months, the Company reported a net gain on disposition of assets of $4,901,000 compared to $2,358,000 for the 2018 first nine months. The net loss and gains were predominantly from the sales or retirements of marine equipment and distribution and services facilities.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests and interest expense for the three months and nine months ended September 30, 2019 compared with the three months and nine months ended September 30, 2018 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Other income	$864	$1,454	(41)%	$2,677	$4,586	(42)%
Noncontrolling interests	$(163)	$(134)	22%	$(477)	$(520)	(8)%
Interest expense	$(14,310)	$(12,345)	16%	$(43,026)	$(34,665)	24%

Other Income

Other income for the 2019 and 2018 third quarters include income of $865,000 and $1,159,000, respectively, and the 2019 and 2018 first nine months include income of $2,591,000 and $3,375,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

Interest expense for the 2019 third quarter and first nine months increased 16% and 24%, respectively, compared with the 2018 third quarter and first nine months, primarily due to borrowings to finance the Higman acquisition in February 2018, the acquisition of Targa’s pressure barge fleet in May 2018, the purchase of the 155,000 barrel coastal ATB under construction in June 2018, the acquisition of CGBM’s tank barges in December 2018, and the acquisition of Cenac’s fleet in March 2019. During the 2019 and 2018 third quarters, the average debt and average interest rate (excluding capitalized interest) were $1,513,607,000 and 3.7%, and $1,421,613,000 and 3.6%, respectively. For the 2019 and 2018 first nine months, the average debt and average interest rate (excluding capitalized interest) were $1,538,097,000 and 3.8%, and $1,366,546,000 and 3.5%, respectively. Interest expense excludes capitalized interest for the 2019 and 2018 third quarters of $137,000 and $808,000, respectively, and for the 2019 and 2018 first nine months of $962,000 and $1,317,000, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

Total assets as of September 30, 2019 were $6,127,885,000 compared with $5,871,594,000 as of December 31, 2018. The following table sets forth the significant components of the balance sheets as of September 30, 2019 compared with December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018	% Change
Assets:
Current assets	$958,533	$1,096,489	(13)%
Property and equipment, net	3,793,732	3,539,802	7
Operating lease right-of-use assets	156,798	—	100
Goodwill	953,826	953,826	—
Other intangibles, net	210,173	224,197	(6)
Other assets	54,823	57,280	(4)
	$6,127,885	$5,871,594	4%
Liabilities and stockholders’ equity:
Current liabilities	$516,991	$607,782	(15)%
Long-term debt, net – less current portion	1,434,417	1,410,169	2
Deferred income taxes	585,507	542,785	8
Operating lease liabilities	135,017	—	100
Other long-term liabilities	81,455	94,557	(14)
Total equity	3,374,498	3,216,301	5
	$6,127,885	$5,871,594	4%

Current assets as of September 30, 2019 decreased 13% compared with December 31, 2018. Trade accounts receivable decreased 8% mainly due to decreased activities in the distribution and services oil and gas market, partially offset by increased activities in the inland marine transportation market. Inventories, net, decreased 19%, primarily reflecting lower inventory levels due to reduced business activity levels in the oil and gas market.

Property and equipment, net of accumulated depreciation, as of September 30, 2019 increased 7% compared with December 31, 2018. The increase reflected $177,658,000 of capital expenditures for the 2019 first nine months, more fully described under Capital Expenditures Reflected on the Balance Sheet below, the fair value of the property and equipment acquired in the Cenac acquisition of $247,122,000 and the nine inland tank barges purchased during the 2019 first nine months for $13,040,000, less $153,468,000 of depreciation expense and $29,855,000 of property disposals during the 2019 first nine months.

Operating lease right-of-use assets increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other intangibles, net, as of September 30, 2019 decreased 6% compared with December 31, 2018, primarily due to amortization of intangibles other than goodwill.

Current liabilities as of September 30, 2019 decreased 15% compared with December 31, 2018. Accounts payable decreased 24%, primarily due to reduced business activity levels in the distribution and services oil and gas market. Accrued liabilities decreased 9% primarily from payment during the 2019 first quarter of employee incentive compensation bonuses accrued during 2018 and lower accrued incentive compensation during the 2019 first nine months. Current portion of operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019. Deferred revenues decreased 39%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, net – less current portion, as of September 30, 2019 increased 2% compared with December 31, 2018, primarily reflecting the addition of the five-year Term Loan on March 27, 2019 with $440,000,000 currently outstanding, offset by net payments of $417,373,000 on the amended and restated Revolving Credit Facility. Net debt discount and deferred issuance costs were $8,389,000 (of which $2,806,000 attributable to the Revolving Credit Facility is currently included in other assets on the balance sheet) and $7,204,000 as of September 30, 2019 and December 31, 2018, respectively.

Deferred income taxes as of September 30, 2019 increased 8% compared with December 31, 2018, primarily reflecting the 2019 first nine months deferred tax provision of $40,502,000.

Operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other long-term liabilities as of September 30, 2019 decreased 14% compared with December 31, 2018. The decrease was primarily due to the adoption of ASU 2016-02 on January 1, 2019 and the resulting reclassification of unfavorable leases to operating lease right-of-use assets and the reclassification of deferred rent liabilities to long-term operating lease liabilities and contributions of $2,581,000 to the Higman pension plan during the 2019 first nine months.

Total equity as of September 30, 2019 increased 5% compared with December 31, 2018. The increase was primarily the result of $139,570,000 of net earnings attributable to Kirby for the 2019 first nine months and an increase in additional paid-in capital of $9,545,000 related to employee stock awards.

Long-Term Financing

On March 27, 2019, the Company entered into an amended and restated Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that extended the term of the Company’s existing $850,000,000 Revolving Credit Facility to March 27, 2024 and added a five-year Term Loan facility in an amount of $500,000,000. The Credit Agreement provides for a variable interest rate based on LIBOR or a base rate calculated with reference to the Alternate Base Rate. The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate. The Term Loan is repayable in quarterly installments originally scheduled to commence June 30, 2020, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024. During the 2019 third quarter, the Company repaid $60,000,000 and during October 2019, the Company repaid an additional $55,000,000 under the Term Loan prior to the scheduled installments.  As a result, no repayments are required until June 30, 2023.  The Credit Agreement contains certain financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions. As of September 30, 2019, the Company was in compliance with all Credit Agreement covenants and had no outstanding borrowings under the Revolving Credit Facility and $440,000,000 outstanding under the Term Loan. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,258,000 as of September 30, 2019.

On February 12, 2018, the Company issued $500,000,000 of the 2028 Notes with U.S. Bank National Association, as trustee. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2019, the Company was in compliance with all the 2028 Notes covenants and had $500,000,000 outstanding under the 2028 Notes.

The Company has $500,000,000 of Senior Notes Series A and Senior Notes Series B with a group of institutional investors, consisting of $150,000,000 of 2.72% Senior Notes Series A due February 27, 2020 and $350,000,000 of 3.29% Senior Notes Series B due February 27, 2023. No principal payments are required until maturity. The Senior Notes Series A and Series B contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The Senior Notes Series A and Series B also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. As of September 30, 2019, the Company was in compliance with all Senior Notes Series A and Series B covenants and had $150,000,000 of Senior Notes Series A outstanding and $350,000,000 of Senior Notes Series B outstanding.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2021. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of September 30, 2019. Outstanding letters of credit under the Credit Line were $1,171,000 as of September 30, 2019.

Capital Expenditures Reflected on the Balance Sheet

Capital expenditures for the 2019 first nine months were $177,658,000, including $19,746,000 for inland towboat construction, $16,240,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $2,178,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $139,494,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Financing of the construction of the inland towboats, coastal tugboats and the 155,000 barrel coastal ATB, plus upgrades of existing marine equipment and marine transportation and distribution and services facilities was through operating cash flows and borrowings under the Company’s Revolving Credit Facility.

During the 2019 first nine months, the Company acquired 63 inland tank barges from Cenac with a total capacity of approximately 1,833,000 barrels, retired nine inland tank barges, brought back into service six inland tank barges, and chartered two inland tank barges, increasing its capacity by approximately 54,000 barrels. The net result was an increase of 62 inland tank barges and approximately 1,887,000 barrels of capacity during the 2019 first nine months.

The Company projects that capital expenditures for 2019 will be in the $225,000,000 to $245,000,000 range. The 2019 construction program will consist of progress payments on the construction of 13 inland towboats, seven of which have been placed in service in 2019 and the remaining six are scheduled to be placed in service in 2020 and 2021, and progress payments on the construction of three 5000 horsepower coastal ATB tugboats to be placed in service in 2019, two of which were placed in service during the 2019 first nine months. Based on current commitments, steel prices and projected delivery schedules, the Company’s 2019 progress payments on the new inland towboats will be approximately $20,000,000 to $25,000,000 and 2019 progress payments on the construction of the three 5000 horsepower coastal ATB tugboats will be approximately $20,000,000. Approximately $155,000,000 to $165,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $30,000,000 to $35,000,000 will be for rental fleet growth, new machinery and equipment, facilities improvements and information technology projects.

Funding for future capital expenditures is expected to be provided through operating cash flows and borrowings under the Company’s Revolving Credit Facility.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2019 first nine months. As of November 6, 2019, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $387,599,000 in the 2019 first nine months compared with $272,304,000 for the 2018 first nine months. The increase was driven by increased revenues and operating income in the marine transportation segment driven by the acquisitions of the Higman fleet in February 2018, the Targa fleet in May 2018, the CGBM barges in December 2018, and the Cenac fleet in March 2019, as well as improved coastal barge utilization and improved inland and coastal pricing. The increase was also due to a net increase in cash flows from the change in operating assets and liabilities of $85,685,000 due to a decrease in inventories in the distribution and services segment in the 2019 first nine months compared to an increase in the 2018 first nine months.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, the Company also had available as of November 6, 2019, $833,317,000 under its Revolving Credit Facility and $8,829,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of September 30, 2019, the Company had $844,742,000 available under the Revolving Credit Facility. The Senior Notes Series A and Senior Notes Series B mature February 27, 2020 and February 27, 2023, respectively, and require no prepayments. The 2028 Notes mature March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly installments, currently beginning June 30, 2023, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance payable of 65% of the initial amount due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2019. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 15, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described under Long-Term Financing above.

The Company has issued guaranties or obtained standby letters of credit and performance bonds and guarantees supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $21,220,000 at September 30, 2019, including $11,240,000 in letters of credit and $9,980,000 in performance bonds and guarantees. All of these instruments have an expiration date in 2021 or earlier. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that such information required to be disclosed is accumulated and communicated to management, including principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019 and, based on their evaluation, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of the legal proceedings related to the M/V Voyager and the legal proceedings related to the tug Nathan E. Stewart and barge DBL 55 in Note 14, Contingencies, of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report are incorporated by reference into this Item 1.

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

Dated: November 7, 2019