Form 10-Q
period 2020-03-31
KIRBY CORP
filed 2020-05-08
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, 60,038,000 shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$322,571	$24,737
Accounts receivable:
Trade – less allowance for doubtful accounts	389,616	379,174
Other	253,688	104,175
Inventories – net	341,498	351,401
Prepaid expenses and other current assets	60,640	58,092
Total current assets	1,368,013	917,579

Property and equipment	5,366,596	5,324,090
Accumulated depreciation	(1,589,812)	(1,546,980)
Property and equipment – net	3,776,784	3,777,110

Operating lease right-of-use assets	157,333	159,641
Goodwill	704,098	953,826
Other intangibles, net	73,694	210,682
Other assets	57,655	60,259
Total assets	$6,137,577	$6,079,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$17	$16
Income taxes payable	698	665
Accounts payable	227,020	206,778
Accrued liabilities	205,667	236,350
Current portion of operating lease liabilities	25,903	27,324
Deferred revenues	37,027	42,982
Total current liabilities	496,332	514,115

Long-term debt, net – less current portion	1,702,476	1,369,751
Deferred income taxes	582,150	588,204
Operating lease liabilities – less current portion	138,884	139,457
Other long-term liabilities	93,208	95,978
Total long-term liabilities	2,516,718	2,193,390

Contingencies and commitments

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	837,879	835,899
Accumulated other comprehensive income – net	(38,991)	(37,799)
Retained earnings	2,617,471	2,865,939
Treasury stock – at cost, 5,475,000 shares at March 31, 2020 and 5,513,000 at December 31, 2019	(301,424)	(301,963)
Total Kirby stockholders’ equity	3,121,482	3,368,623
Noncontrolling interests	3,045	2,969
Total equity	3,124,527	3,371,592
Total liabilities and equity	$6,137,577	$6,079,097

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2020	2019
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$403,257	$368,121
Distribution and services	240,669	376,500
Total revenues	643,926	744,621

Costs and expenses:
Costs of sales and operating expenses	453,568	536,655
Selling, general and administrative	72,080	72,796
Taxes, other than on income	11,406	9,998
Depreciation and amortization	55,786	55,223
Impairments and other charges	433,341	—
Gain on disposition of assets	(492)	(2,157)
Total costs and expenses	1,025,689	672,515

Operating income (loss)	(381,763)	72,106
Other income (expense)	2,723	(568)
Interest expense	(12,799)	(13,201)

Earnings (loss) before taxes on income	(391,839)	58,337
(Provision) benefit for taxes on income	143,649	(13,880)

Net earnings (loss)	(248,190)	44,457
Less: Net earnings attributable to noncontrolling interests	(278)	(161)

Net earnings (loss) attributable to Kirby	$(248,468)	$44,296

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.15)	$0.74
Diluted	$(4.15)	$0.74

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2020	2019
	($ in thousands)

Net earnings (loss)	$(248,190)	$44,457
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	82	411
Foreign currency translation adjustments	(1,274)	129
Total other comprehensive income (loss), net of taxes	(1,192)	540

Total comprehensive income (loss), net of taxes	(249,382)	44,997
Net earnings attributable to noncontrolling interests	(278)	(161)

Comprehensive income (loss) attributable to Kirby	$(249,660)	$44,836

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(248,190)	$44,457
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	55,786	55,223
Provision (benefit) for deferred income taxes	(6,082)	12,490
Impairments and other charges	433,341	—
Amortization of unearned share-based compensation	5,331	4,900
Amortization of major maintenance costs	7,103	4,974
Other	112	(1,778)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(175,900)	(81,737)
Net cash provided by operating activities	71,501	38,529

Cash flows from investing activities:
Capital expenditures	(49,225)	(60,932)
Acquisitions of businesses and marine equipment	(60,422)	(247,470)
Proceeds from disposition of assets	3,993	13,187
Net cash used in investing activities	(105,654)	(295,215)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	485,001	(240,801)
Borrowings on long-term debt	—	500,000
Payments on long-term debt	(150,000)	—
Payments of debt issue costs	—	(2,232)
Proceeds from exercise of stock options	353	1,415
Payments related to tax withholding for share-based compensation	(3,165)	(2,003)
Other	(202)	(204)
Net cash provided by financing activities	331,987	256,175
Increase (decrease) in cash and cash equivalents	297,834	(511)

Cash and cash equivalents, beginning of year	24,737	7,800
Cash and cash equivalents, end of period	$322,571	$7,289

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$21,734	$23,257
Income taxes refunded	$(160)	$(1,024)
Operating cash outflow from operating leases	$9,738	$10,142
Non-cash investing activity:
Capital expenditures included in accounts payable	$(2,707)	$(5,022)
Right-of-use assets obtained in exchange for lease obligations	$4,677	$1,292

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(3,377)	—	—	61	3,377	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(38)	(3,165)	—	(3,165)
Amortization of unearned share-based compensation	—	—	5,331	—	—	—	—	—	5,331
Total comprehensive loss, net of taxes	—	—	—	(1,192)	(248,468)	—	—	278	(249,382)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at March 31, 2020	65,472	$6,547	$837,879	$(38,991)	$2,617,471	(5,475)	$(301,424)	$3,045	$3,124,527

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	52	—	—	25	1,364	—	1,416
Issuance of stock for equity awards, net of forfeitures	—	—	(802)	—	—	14	802	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,003)	—	(2,003)
Amortization of unearned share-based compensation	—	—	4,900	—	—	—	—	—	4,900
Total comprehensive income, net of taxes	—	—	—	540	44,296	—	—	161	44,997
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(203)	(203)
Balance at March 31, 2019	65,472	$6,547	$827,497	$(32,971)	$2,767,888	(5,599)	$(306,625)	$3,072	$3,265,408

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries  (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications have been made to reflect the current presentation of financial information.

(2)	Accounting Standards Adoptions

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits - Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” which amends the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing certain requirements, providing clarification on existing requirements and adding new requirements including adding an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which simplifies the subsequent measurement of goodwill by eliminating Step 2 in the goodwill impairment test that required an entity to perform procedures to determine the fair value of its assets and liabilities at the testing date. An entity instead shall perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 on January 1, 2020 on a prospective basis.  See Note 8, Impairments and Other Charges for further details.

(3)	Acquisitions

During the three months ended March 31, 2020, the Company purchased three newly constructed inland pressure barges for $20,100,000 in cash.

On January 3, 2020, the Company completed the acquisition of substantially all the assets of Convoy Servicing Company and Agility Fleet Services, LLC (collectively “Convoy”) for $40,322,000 in cash, reduced by a receivable due from Convoy of $3,142,000 recorded for post-closing adjustments that was settled in April 2020.  Convoy is an authorized dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets for North and East Texas and Colorado.

The fair values of the assets acquired and liabilities assumed from Convoy recorded at the acquisition date were as follows (in thousands):

Assets:
Accounts receivable	$5,677
Inventories	11,771
Prepaid expenses	177
Property and equipment	415
Operating lease right-of-use assets	3,713
Goodwill	10,309
Other intangibles	17,170
Total assets	49,232
Liabilities:
Accounts payable and accrued liabilities	8,339
Current portion of operating lease liabilities	793
Other long-term liabilities	2,920
Total liabilities	12,052
Net assets acquired	$37,180

The Company acquired intangible assets with a weighted average amortization period of 11 years, consisting of $9,000,000 for customer relationships with an amortization period of 10 years, $8,000,000 for distributorships with an amortization period of 12 years and $170,000 for non-compete agreements with an amortization period of three years.

Pro forma results of the acquisitions made in the 2020 first quarter have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

(4)	Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three months ended March 31,
	2020	2019
Marine transportation segment:
Inland transportation	$318,565	$283,085
Coastal transportation	84,692	85,036
	$403,257	$368,121
Distribution and services segment:
Oil and gas	$78,678	$223,101
Commercial and industrial	161,991	153,399
	$240,669	$376,500

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized in the 2020 and 2019 first quarters that were included in the opening contract liability balances were $32,386,000 and $50,921,000, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets.  The Company did not have any contract assets at March 31, 2020 or December 31, 2019.

The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(5)	Segment Data

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $10,286,000 and $7,535,000 for the three months ended March 31, 2020 and 2019, respectively, as well as the related intersegment profit of $1,029,000 and $754,000 for the three months ending March 31, 2020 and 2019, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three months ended March 31,
	2020	2019
Revenues:
Marine transportation	$403,257	$368,121
Distribution and services	240,669	376,500
	$643,926	$744,621
Segment profit (loss):
Marine transportation	$50,716	$35,424
Distribution and services	3,718	37,609
Other	(446,273)	(14,696)
	$(391,839)	$58,337

	March 31, 2020	December 31, 2019
Total assets:
Marine transportation	$4,565,489	$4,536,368
Distribution and services	1,015,924	1,422,394
Other	556,164	120,335
	$6,137,577	$6,079,097

The following table presents the details of “Other” segment loss (in thousands):

	Three months ended March 31,
	2020	2019
General corporate expenses	$(3,348)	$(3,084)
Interest expense	(12,799)	(13,201)
Impairments and other charges	(433,341)	—
Gain on disposition of assets	492	2,157
Other income (expense)	2,723	(568)
	$(446,273)	$(14,696)

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2020	December 31, 2019
General corporate assets	$553,965	$118,310
Investment in affiliates	2,199	2,025
	$556,164	$120,335

(6)	Long-Term Debt

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  As of March 31, 2020, the Company had outstanding borrowings of $485,000,000 and availability of $359,637,000 under the Revolving Credit Facility and borrowings of $375,000,000 under the Term Loan.  The interest rates under the Revolving Credit Facility and Term Loan were 1.9% and 2.1%, respectively, at March 31, 2020.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

The estimated fair value of total debt outstanding at March 31, 2020 and December 31, 2019 was $1,810,159,000 and $1,421,325,000, respectively, which differs from the carrying amount of $1,702,493,000 and $1,369,767,000, respectively, included in the consolidated financial statements. The fair value of debt outstanding was determined using inputs characteristic of a Level 2 fair value measurement.

(7)	Leases

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31,	December 31,
	2020	2019
2020	$25,421	$33,374
2021	27,479	25,911
2022	24,551	23,098
2023	20,492	19,162
2024	16,591	15,330
Thereafter	94,868	92,991
Total lease payments	209,402	209,866
Less: imputed interest	(44,615)	(43,085)
Operating lease liabilities	$164,787	$166,781

The following table sets forth lease costs (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease cost	$9,041	$10,078
Variable lease cost	152	516
Short-term lease cost	8,277	7,892
Sublease income	(244)	(240)
Total lease cost	$17,226	$18,246

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31,	December 31,
	2020	2019
Weighted average discount rate	4.0%	4.0%
Weighted average remaining lease term	11 years	11 years

(8)	Impairments and Other Charges

During the 2020 first quarter, Kirby’s market capitalization declined significantly compared to the 2019 fourth quarter.  Over the same period, the overall United States stock market also declined significantly amid market volatility. In addition, as a result of uncertainty surrounding the outbreak of COVID-19 and a sharp decline in oil prices during the 2020 first quarter, many of the Company’s oil and gas customers responded by quickly cutting 2020 capital spending budgets and activity levels quickly declined.  Lower activity levels have resulted in a decline in drilling activity, resulting in lower demand for new and remanufactured oilfield equipment and related parts and service in the distribution and services segment.  As a result, the Company concluded that a triggering event had occurred and performed interim quantitative impairment tests as of March 31, 2020 for certain of the distribution and services segment’s long-lived assets and goodwill.

The Company determined the estimated fair value of such long-lived assets and reporting units using a discounted cash flow analysis and a market approach for comparable companies.  This analysis included management’s judgment regarding short-term and long-term internal forecasts, updated for recent events, appropriate discount rates, and capital expenditures using inputs characteristic of a Level 3 fair value measurement.

In performing the impairment test of long-lived assets within the distribution and services segment, the Company determined that the carrying value of certain long-lived assets, including property and equipment as well as intangible assets associated with customer relationships, tradenames, and distributorships, were no longer recoverable, resulting in an impairment charge of $165,304,000 to reduce such long-lived assets to fair value.

Based upon the results of the goodwill impairment test, the Company concluded that the carrying value of one reporting unit in the distribution and services segment exceeded its estimated fair value.  The goodwill impairment charge of $260,037,000 was calculated as the amount that the carrying value of the reporting unit, including goodwill, and after recording impairments of long-lived assets identified above, exceeded its estimated fair value.

In addition, the Company determined cost exceeded net realizable value for certain oilfield and pressure pumping related inventory, resulting in an $8,000,000 non-cash write-down.

The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2019 (gross)	$424,149	$549,846	$973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2019	405,575	548,251	953,826
Impairment	—	(260,037)	(260,037)
Convoy acquisition	—	10,309	10,309
Balance at March 31, 2020 (gross)	424,149	560,155	984,304
Accumulated impairment and amortization	(18,574)	(261,632)	(280,206)
Balance at March 31, 2020	$405,575	$298,523	$704,098

(9)	Stock Award Plans

During the three months ended March 31, 2020, the Company granted 151,845 restricted stock units (“RSUs”) and 114,600 stock options to selected officers and other key employees under its employee stock award plan.  The RSUs vest ratably over five years and the stock options become exercisable ratably over three years and expire after seven years.

During May 2020, the Company granted 39,913 shares of restricted stock to nonemployee directors of the Company under the director stock award plan.  The restricted stock vests six months after the date of grant except that restricted stock granted in lieu of cash director fees vests in equal quarterly increments through March 31, 2021.

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Compensation cost	$5,331	$4,900
Income tax benefit	$1,262	$1,169

(10)	Taxes on Income

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic.  One provision of the CARES Act allows net operating losses generated in 2018 through 2020 to be carried back up to five years.  Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the three months ended March 31, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017.  This caused a reduction in the effective tax rate during the three months ended March 31, 2020 as net operating losses carried back to tax years 2013 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at March 31, 2020. Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $50,284,000.  As a result, during the three months ended March 31, 2020, the Company’s deferred tax asset related to federal net operating losses decreased by $77,262,000.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Earnings (loss) before taxes on income:
United States	$(391,556)	$58,752
Foreign	(283)	(415)
	$(391,839)	$58,337
Provision (benefit) for taxes on income:
Federal:
Current	$(137,696)	$—
Deferred	2,813	12,490
State and local:
Current	82	1,459
Deferred	(8,895)	—
Foreign - current	47	(69)
	$(143,649)	$13,880

(11)	Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Net earnings (loss) attributable to Kirby	$(248,468)	$44,296
Undistributed earnings allocated to restricted shares	—	(119)
Income (loss) available to Kirby common stockholders – basic	(248,468)	44,177
Undistributed earnings allocated to restricted shares	—	119
Undistributed earnings reallocated to restricted shares	—	(119)
Income (loss) available to Kirby common stockholders – diluted	$(248,468)	$44,177

Shares outstanding:
Weighted average common stock issued and outstanding	59,983	59,869
Weighted average unvested restricted stock	(100)	(160)
Weighted average common stock outstanding – basic	59,883	59,709
Dilutive effect of stock options and restricted stock units	—	114
Weighted average common stock outstanding – diluted	59,883	59,823

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.15)	$0.74
Diluted	$(4.15)	$0.74

Certain outstanding options to purchase approximately 681,000 and 479,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2020 and 2019, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 344,000 and 1,000 shares of common stock were also excluded in the computation of diluted earnings per share as of March 31, 2020 and 2019, respectively, as such RSUs would have been antidilutive.

(12)	Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$274,770	$291,214
Work in process	66,728	60,187
	$341,498	$351,401

(13)	Retirement Plans

The Company sponsors a defined benefit plan for certain of its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2020.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants.  The Company made a contribution of $483,000 to the Higman pension plan in the 2020 first quarter for the 2019 plan year.  In addition, the Company made a contribution of $479,000 to the Higman pension plan during April 2020 for the 2020 plan year.  The Company expects to make an additional contribution of $314,000 to the Higman pension plan during 2020 for the 2019 plan year and contributions of $958,000 for the 2020 plan year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$1,917	$1,768	$—	$—
Interest cost	3,890	4,207	10	13
Expected return on plan assets	(6,188)	(5,224)	—	—
Amortization of actuarial loss	232	678	9	7
Net periodic benefit cost	$(149)	$1,429	$19	$20

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended March 31,
	2020	2019
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	6	8
Amortization of actuarial gain	(131)	(135)
Net periodic benefit cost	$(125)	$(127)

(14)	Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three months ended March 31,
	2020			2019
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$110	$(28)	$82	$550	$(139)	$411
Foreign currency translation	(1,274)	—	(1,274)	129	—	129
Total	$(1,164)	$(28)	$(1,192)	$679	$(139)	$540

(a)	Actuarial gains/(losses) are amortized into other income (expense). (See Note 13, Retirement Plans)

(15)	Contingencies

On May 10, 2019, two tank barges and a towboat, the M/V Voyager, owned and operated by Kirby Inland Marine, LP (“Kirby Inland Marine”), a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision penetrated the hull of the Kirby 30015T causing its cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in the U.S. District Court of the Southern District of Texas - Galveston Division seeking limitation of liability and asserting that the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law. Multiple claimants have filed claims in the limitation seeking damages under the Oil Pollution Act of 1990. The Company has various insurance policies covering liabilities including pollution, marine and general liability and believes that it has satisfactory insurance coverage for the potential liabilities arising from the incident. The Company believes it has accrued adequate reserves for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

In addition, the Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations, or cash flows. Management believes that it has recorded adequate reserves and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,219,000 at March 31, 2020, including $11,344,000 in letters of credit and $11,875,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

(16)	Subsequent Event

On April 1, 2020, the Company completed the acquisition of the inland tank barge fleet of Savage Inland Marine, LLC (“Savage”) for $277,931,000 in cash, subject to certain post-closing adjustments.  Savage’s tank barge fleet consisted of 92 inland tank barges with approximately 2.6 million barrels of capacity and 46 inland towboats. The Savage assets that were acquired primarily move petrochemicals, refined products, and crude oil on the Mississippi River, its tributaries, and the Gulf Intracoastal Waterway.  The Company also acquired Savage’s ship bunkering business and barge fleeting business along the Gulf Coast.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements.  These statements reflect management’s reasonable judgment with respect to future events.  Forward-looking statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those anticipated as a result of various factors including cyclical or other downturns in demand, significant pricing competition, unanticipated additions to industry capacity, changes in the Jones Act or in United States maritime policy and practice, fuel costs, interest rates, weather conditions and timing, magnitude and number of acquisitions made by the Company, and the impact of the COVID-19 pandemic and the related response of governments on global and regional market conditions.  Forward-looking statements are based on currently available information and Kirby assumes no obligation to update any such statements.  A list of additional risk factors can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A — Risk Factors below.

For purposes of the Management’s Discussion, all net earnings (loss) per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares applicable to diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019 were 59,883,000 and 59,823,000, respectively. The increase in the weighted average number of common shares for the 2020 first quarter compared with the 2019 first quarter primarily reflected the issuance of restricted stock, the issuance of common stock for the vesting of RSUs and the exercise of stock options, partially offset by the exclusion of anti-dilutive stock options and RSUs outstanding during the 2020 first quarter.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of March 31, 2020, the Company operated a fleet of 1,065 inland tank barges with 23.7 million barrels of capacity, and operated an average of 311 inland towboats. The Company’s coastal fleet consisted of 49 tank barges with 4.7 million barrels of capacity and 47 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based oilfield service customers.

For the 2020 first quarter, the net loss attributable to Kirby was $248,468,000, or $4.15 per share, on revenues of $643,926,000, compared with 2019 first quarter net earnings attributable to Kirby of $44,296,000, or $0.74 per share, on revenues of $744,621,000.  The 2020 first quarter included $433,341,000 before taxes, $334,568,000 after taxes, or $5.59 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

Marine Transportation

For the 2020 first quarter, the Company’s marine transportation segment generated 63% of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2020 first quarter increased 10% and operating income increased 43% compared with the 2019 first quarter revenues and operating income. The increases were primarily due to the addition of the Cenac Marine Services, LLC (“Cenac”) fleet acquired on March 14, 2019, and increased spot and term contract pricing in the inland and coastal markets.  The 2020 and 2019 first quarters were impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first quarter was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For the 2020 and 2019 first quarters, the inland tank barge fleet contributed 79% and 77%, respectively, and the coastal fleet contributed 21% and 23%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter compared with the low 90% range during the 2019 fourth quarter and mid-90% range during the 2019 first quarter. The 2020 and 2019 first quarters each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 and 2019 first quarters slowed the transport of customer cargoes and contributed to strong utilization during the 2020 and 2019 first quarters.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter compared with the mid-80% range during the 2019 fourth quarter and the low 80% range in the 2019 first quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry.

During the 2020 and 2019 first quarters, approximately 60% and 65%, respectively, of marine transportation’s inland revenues were under term contracts, which have contract terms of 12 months or longer, and 40% and 35%, respectively, were spot contract revenues, which have contract terms of less than 12 months. Inland time charters during the 2020 first quarter represented 65% of the inland revenues under term contracts compared with 62% in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared with term contracts renewed in the 2019 first quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to both the 2019 fourth quarter and the 2019 first quarter. There was no material rate increase on January 1, 2020 related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During the 2020 and 2019 first quarters, approximately 85% and 80%, respectively, of the coastal revenues were under term contracts and 15% and 20%, respectively, were spot contract revenues. Coastal time charters represented approximately 90% and 85% of coastal revenues under term contracts during the 2020 and 2019 first quarters, respectively. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared with term contracts renewed in the 2019 first quarter.  Spot market rates in the 2020 first quarter improved in the 10% to 15% average range compared to the 2019 first quarter and were generally unchanged compared to the 2019 fourth quarter.

The marine transportation segment operating margin was 12.6% for the 2020 first quarter compared with 9.6% for the 2019 first quarter.

Distribution and Services

For the 2020 first quarter, the distribution and services segment generated 37% of the Company’s revenue, of which 91% was generated from service and parts and 9% from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway, and other industrial markets.

Distribution and services revenues for the 2020 first quarter decreased 36% and operating income decreased 90% compared with the 2019 first quarter revenue and operating income. The decreases were primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and into the 2020 first quarter, the extensive downturn in oil and gas exploration due to the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during the 2020 first quarter.  For the 2020 first quarter, the oil and gas market contributed 33% of the distribution and services revenues.

The commercial and industrial market, which contributed 67% of the distribution and services revenues for the 2020 first quarter, increased compared to the 2019 first quarter, primarily due to the contribution from the Convoy acquisition.  This incremental revenue was partially offset by reductions in on-highway and power generation service demand as a result of the COVID-19 economic slowdown and nationwide, state, and local stay-at-home orders.  Demand in the nuclear power generation market was stable compared to the 2019 first quarter.

The distribution and services segment operating margin for the 2020 first quarter was 1.5% compared with 10.0% for the 2019 first quarter.

Cash Flows and Capital Expenditures

The Company continued to generate favorable operating cash flows during the 2020 first quarter with net cash provided by operating activities of $71,501,000 compared with $38,529,000 for the 2019 first quarter, an 86% increase. The improvement was driven by increased revenues and operating income in the marine transportation segment driven by the Cenac acquisition in March 2019 and increased inland and coastal pricing. The improvement was also due to changes in operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and smaller increases in trade accounts receivable, partially offset by reduced business activity levels in the oil and gas market.  In addition, during the 2020 and 2019 first quarters, the Company generated cash of $3,993,000 and $13,187,000, respectively, from proceeds from the disposition of assets, and $353,000 and $1,415,000, respectively, from proceeds from the exercise of stock options.

For the 2020 first quarter, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $49,225,000 (net of an increase of accrued capital expenditures of $2,707,000), including $3,094,000 for inland towboat construction and $46,131,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $60,422,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions below.

The Company’s debt-to-capitalization ratio increased to 35.3% at March 31, 2020 from 28.9% at December 31, 2019, primarily due to borrowings under the Revolving Credit Facility to purchase the Savage fleet, which was completed on April 1, 2020, and the Convoy acquisition in the 2020 first quarter and the decrease in total equity, primarily from the net loss attributable to Kirby for the 2020 first quarter of $248,468,000. The Company’s debt outstanding as of March 31, 2020 and December 31, 2019 is detailed in Long-Term Financing below.

During the 2020 first quarter, the Company purchased three newly constructed inland pressure barges, retired one inland tank barge, and brought back into service 10 inland tank barges.  The net result was an increase of 12 inland tank barges and approximately 334,000 barrels of capacity during the 2020 first quarter.

Given the current uncertainty surrounding the impact of the COVID-19 pandemic, the Company projects that capital expenditures for 2020 will be at or below the low end of the previously disclosed $155,000,000 to $175,000,000 range. The 2020 construction program will consist of $15,000,000 to $20,000,000 in progress payments on the construction of six inland towboats to be placed in service in 2020 and 2021.  Approximately $125,000,000 to $135,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $15,000,000 to $20,000,000 will be for new machinery and equipment, facilities improvements and information technology projects in the distribution and services segment and corporate.  Funding for future capital expenditures is expected to be provided through operating cash flows and borrowings under the Company’s Revolving Credit Facility.

Outlook

While there remains significant uncertainty around the full impact of the COVID-19 pandemic, in the inland marine transportation market, the Company anticipates reduced consumer demand for petrochemicals, crude oil, and refined products associated with COVID-19.  With refineries and petrochemical plants reducing utilization rates to align with declining demand, the Company’s inland barge utilization has declined to levels around 90% during April, and further volume declines may occur going forward.  However, the long-term nature of many of the Company’s inland contracts and flexibility of the Company’s inland barge fleet should help insulate some of the decline in business activity.  Opportunities for storage, product relocations, and upcoming lock maintenance projects should also help mitigate lower demand.  The Company has also implemented cost saving measures, including reductions in the charter boat fleet, which represents approximately one-fourth of operating towboat capacity.  The Company is also integrating and pursuing cost synergies with the newly acquired Savage fleet.

As of March 31, 2020, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 260 of those over 40 years old. The Company estimates that approximately 130 tank barges have been ordered for delivery throughout 2020 and many older tank barges, including an expected 10 by the Company, will be retired, dependent on 2020 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, although approximately 85% of revenues are under long-term contracts, the Company expects quarterly revenues and barge utilization to decline in 2020 as a result of COVID-19.  In April, the Company has experienced a decline in utilization related to spot moves of refined products as customer refinery runs and global demand have declined.  Labor constraints in the shipyard industry due to excessive absenteeism as a result of COVID-19 have also resulted in some delays and extended shipyard periods for some of the Company’s large capacity vessels.  During 2020, the Company expects to retire four aging coastal ATBs, three of which are large capacity vessels that would have required uneconomic ballast water management systems at their next shipyard date. These retirements are expected to have a negative impact on coastal revenues and operating income during the year. The Company also expects volumes in its coal transportation business to decline compared to 2019.

As of March 31, 2020, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced coastal tank barge and tugboat unit in the 195,000 barrels or less category delivered during the 2020 second quarter in addition to one under construction by a competitor for delivery in 2021.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.  Activity in oil and gas is expected to materially decline with all major customers curtailing spending for the duration of 2020.  This is likely to result in only minimal levels of service and parts sales in distribution, as well as very few, if any, new orders for pressure pumping equipment in manufacturing.

For the distribution and services commercial and industrial market, the Company anticipates its core markets will be impacted by reduced activity as a result of COVID-19, however, the commercial marine repair markets and the Thermo-King refrigeration businesses are expected to remain relatively stable for the near term.  The most significant impacts in commercial and industrial are expected to be seen in the on-highway sector with reduced demand for bus repair and in lower power generation activity as customers defer some of their large capital projects.  The Company is actively managing the distribution and services segment’s cost structure through workforce reductions, furloughs, reduced work schedules, and pay freezes.  Additionally, the Company expects to consolidate additional facilities and maintain tight discretionary spending restrictions.

Acquisitions

On April 1, 2020, the Company completed the acquisition of the inland tank barge fleet of Savage for $277,931,000 in cash, subject to certain post-closing adjustments. Savage’s tank barge fleet consisted of 92 inland tank barges with approximately 2.6 million barrels of capacity and 46 inland towboats.  The Savage assets that were acquired primarily move petrochemicals, refined products, and crude oil on the Mississippi River, its tributaries, and the Gulf Intracoastal Waterway.  The Company also acquired Savage’s ship bunkering business and barge fleeting business along the Gulf Coast.

During the three months ended March 31, 2020, the Company purchased three newly constructed inland pressure barges for $20,100,000 in cash.

On January 3, 2020, the Company completed the acquisition of substantially all the assets of Convoy for $40,322,000 in cash, reduced by a receivable due from Convoy of $3,142,000 recorded for post-closing adjustments that was settled in April 2020.  Convoy is an authorized dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets for North and East Texas and Colorado.

Financing of the acquisitions was through borrowings under the Company’s Revolving Credit Facility.

Results of Operations

For the 2020 first quarter, the net loss attributable to Kirby was $248,468,000, or $4.15 per share, on revenues of $643,926,000, compared with 2019 first quarter net earnings attributable to Kirby of $44,296,000, or $0.74 per share, on revenues of $744,621,000.  The 2020 first quarter included $433,341,000 before taxes, $334,568,000 after taxes, or $5.59 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended March 31,
	2020	%	2019	%
Marine transportation	$403,257	63%	$368,121	49%
Distribution and services	240,669	37	376,500	51
	$643,926	100%	$744,621	100%

Marine Transportation

The Company, through its marine transportation segment, provides marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. As of March 31, 2020, the Company operated 1,065 inland tank barges, of which 24 were leased, with a total capacity of 23.7 million barrels, and an average of 311 towboats, of which an average of 77 were chartered. This compares with 1,061 inland tank barges operated as of March 31, 2019, of which 28 were leased, with a total capacity of 23.6 million barrels, and an average of 286 towboats, of which an average of 81 were chartered.

The Company’s coastal tank barge fleet as of March 31, 2020, consisted of 49 tank barges, of which two were leased, with 4.7 million barrels of capacity, and an average of 47 tugboats, of which an average of five were chartered. This compares with 51 coastal tank barges operated as of March 31, 2019, of which three were leased, with 4.9 million barrels of capacity, and an average of 47 tugboats, of which an average of four were chartered. The Company owns and operates four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Three months ended March 31,
	2020	2019	% Change
Marine transportation revenues	$403,257	$368,121	10%

Costs and expenses:
Costs of sales and operating expenses	265,895	246,190	8
Selling, general and administrative	31,924	33,217	(4)
Taxes, other than on income	9,423	7,966	18
Depreciation and amortization	45,299	45,324	—
	352,541	332,697	6
Operating income	$50,716	$35,424	43%

Operating margins	12.6%	9.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2020 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70%, Consumer durables — 30%

Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2020 first quarter increased 10% compared with the 2019 first quarter. The increase was primarily due to the addition of the Cenac fleet acquired on March 14, 2019 and increased spot and term contract pricing in the inland and coastal markets.  The 2020 and 2019 first quarters were impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first quarter was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For the 2020 and 2019 first quarters, the inland tank barge fleet contributed 79% and 77%, respectively, and the coastal fleet contributed 21% and 23%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter compared with the low 90% range during the 2019 fourth quarter and mid-90% range during the 2019 first quarter. The 2020 and 2019 first quarters each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 and 2019 first quarters slowed the transport of customer cargoes, and contributed to strong utilization during the 2020 and 2019 first quarters.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter compared with the mid-80% range during the 2019 fourth quarter and the low 80% range in the 2019 first quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry.

The petrochemical market, the Company’s largest market, contributed 51% of marine transportation revenues for the 2020 first quarter, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations.  The decrease compared to the 2019 first quarter reflects a change in product mix as a result of the purchase of the Cenac fleet in March 2019.   Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers. In addition, favorable commodity prices and the addition of new petrochemical industry capacity during 2019 and the 2020 first quarter benefited the market.

The black oil market, which contributed 26% of marine transportation revenues for the 2020 first quarter, reflected continued stable demand from steady refinery production levels and the export of refined petroleum products and fuel oils.  The increase compared to the 2019 first quarter reflects a change in product mix as a result of the purchase of the Cenac fleet in March 2019.  The Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported increased volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of marine transportation revenues for the 2020 first quarter reflected increased volumes in the inland market, due in part to the acquisition of the Cenac fleet, and stable volumes in coastal.

The agricultural chemical market, which contributed 3% of marine transportation revenues for the 2020 first quarter, saw typical seasonal demand for transportation of both domestically produced and imported products during the quarter.

For the 2020 first quarter, the inland operations incurred 4,490 delay days, 3% fewer than the 4,613 delay days that occurred during the 2019 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors.  Delay days for the 2020 and 2019 first quarter reflected poor operating conditions due to heavy fog and wind along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects.  The 2019 first quarter was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.

During the 2020 and 2019 first quarters, approximately 60% and 65%, respectively, of marine transportation’s inland revenues were under term contracts, which have contract terms of 12 months or longer, and 40% and 35%, respectively, were spot contract revenues, which have contract terms of less than 12 months. Inland time charters during the 2020 first quarter represented 65% of the inland revenues under term contracts compared with 62% in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared with term contracts renewed in the 2019 first quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to both the 2019 fourth quarter and the 2019 first quarter. There was no material rate increase on January 1, 2020 related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During the 2020 and 2019 first quarters, approximately 85% and 80%, respectively, of the coastal revenues were under term contracts and 15% and 20%, respectively, were spot contract revenues. Coastal time charters represented approximately 90% and 85% of coastal revenues under term contracts during the 2020 and 2019 first quarters, respectively. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared with term contracts renewed in the 2019 first quarter.  Spot market rates in the 2020 first quarter improved in the 10% to 15% average range compared to the 2019 first quarter and were generally unchanged compared to the 2019 fourth quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2020 first quarter increased 6% compared with the 2019 first quarter. Costs of sales and operating expenses for the 2020 first quarter increased 8% compared with the 2019 first quarter, primarily due to the addition of the Cenac fleet in March 2019.

The inland marine transportation fleet operated an average of 311 towboats during the 2020 first quarter, of which an average of 77 were chartered, compared with 286 during the 2019 first quarter, of which an average of 81 were chartered. The increase was primarily due to the addition of inland towboats with the Cenac acquisition on March 14, 2019. Generally, as demand or anticipated demand increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2020 first quarter, the inland operations consumed 12.6 million gallons of diesel fuel compared to 11.4 million gallons consumed during the 2019 first quarter. The average price per gallon of diesel fuel consumed during the 2020 first quarter was $2.00 per gallon compared with $1.93 per gallon for the 2019 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2020 first quarter decreased 4% compared with the 2019 first quarter.  The Company experienced higher professional fees in the 2019 first quarter including Cenac acquisition related costs of $247,000.

Taxes, other than on income, for the 2020 first quarter increased 18% compared with the 2019 first quarter, primarily due to higher property taxes on marine transportation equipment, including the Cenac fleet, and higher waterway use taxes due to higher business activity levels, primarily due to the Cenac acquisition.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2020 first quarter increased 43% compared with the 2019 first quarter. The 2020 first quarter operating margin was 12.6% compared with 9.6% for the 2019 first quarter. The operating income increase in the 2020 first quarter, compared to the 2019 first quarter, was primarily due to the acquisition of Cenac and increased spot and term contract pricing in the inland and coastal markets.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Three months ended March 31,
	2020	2019	% Change
Distribution and services	$240,669	$376,500	(36)%

Costs and expenses:
Costs of sales and operating expenses	187,673	290,465	(35)
Selling, general and administrative	37,972	37,391	2
Taxes, other than on income	1,970	2,017	(2)
Depreciation and amortization	9,336	9,018	4
	236,951	338,891	(30)
Operating income	$3,718	$37,609	(90)%
Operating margins	1.5%	10.0%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution, and the customers for each market:

Markets Serviced	2020 First Quarter Revenue Distribution	Customers
Oil and Gas	33%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	67%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations

Distribution and services revenues for the 2020 first quarter decreased 36% compared with the 2019 first quarter.  The decrease was primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and into the 2020 first quarter, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers in addition to the impact of COVID-19 later in the quarter.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during the 2020 first quarter.  For the 2020 first quarter, the oil and gas market contributed 33% of the distribution and services revenues.

The commercial and industrial market, which contributed 67% of the distribution and services revenues for the 2020 first quarter, increased compared to the 2019 first quarter, primarily due to the contribution from the Convoy acquisition.  This incremental revenue was partially offset by reductions in on-highway and power generation service demand as a result of the COVID-19 economic slowdown and nationwide stay-at-home orders.  Demand in the nuclear power generation market was stable compared to the 2019 first quarter.

Distribution and Services Costs and Expenses

Costs and expenses for the 2020 first quarter decreased 30% compared with the 2019 first quarter. Costs of sales and operating expenses for the 2020 first quarter decreased 35%, compared with the 2019 first quarter, reflecting lower demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment in the oil and gas market.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for the 2020 first quarter decreased 90% compared with the 2019 first quarter. The operating margin for the 2020 first quarter was 1.5% compared with 10.0% for the 2019 first quarter. The results primarily reflected a small decrease in margins in the commercial and industrial market and losses in oil and gas market.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $492,000 for the 2020 first quarter compared with a net gain of $2,157,000 for the 2019 first quarter. The net gains were primarily from sales of marine equipment.  The 2019 first quarter also included sales of distribution and services’ properties.

Other Income and Expenses

The following table sets forth impairments and other charges, other income (expense), noncontrolling interests and interest expense (dollars in thousands):

	Three months ended March 31,
	2020	2019	% Change
Impairments and other charges	$(433,341)	$—	N/A
Other income (expense)	$2,723	$(568)	579%
Noncontrolling interests	$(278)	$(161)	73%
Interest expense	$(12,799)	$(13,201)	(3)%

Impairment and Other Charges

Impairment and other charges includes $433,341,000 before taxes, $334,568,000 after taxes, or $5.59 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.

Other Income (Expense)

Other income for the 2020 and 2019 first quarters includes income of $2,172,000 and $446,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

Interest expense for the 2020 first quarter decreased 3% compared with the 2019 first quarter, primarily due to a lower average debt outstanding as a result of debt repayments throughout 2019, partially offset by borrowings to finance the Convoy acquisition in January 2020 and the Savage acquisition which closed April 1, 2020.  During the 2020 and 2019 first quarters, the average debt and average interest rate (excluding capitalized interest) were $1,442,032,000 and 3.5%, and $1,459,373,000 and 3.8%, respectively. Interest expense excludes capitalized interest of $643,000 for the 2019 first quarter.  No interest was capitalized for the 2020 first quarter.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2020 were $6,137,577,000 compared with $6,079,097,000 as of December 31, 2019. The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2020	December 31, 2019	% Change
Assets:
Current assets	$1,368,013	$917,579	49%
Property and equipment, net	3,776,784	3,777,110	—
Operating lease right-of-use assets	157,333	159,641	(1)
Goodwill	704,098	953,826	(26)
Other intangibles, net	73,694	210,682	(65)
Other assets	57,655	60,259	(4)
	$6,137,577	$6,079,097	1%
Liabilities and stockholders’ equity:
Current liabilities	$496,332	$514,115	(3)%
Long-term debt, net – less current portion	1,702,476	1,369,751	24
Deferred income taxes	582,150	588,204	(1)
Operating lease liabilities – less current portion	138,884	139,457	—
Other long-term liabilities	93,208	95,978	(3)
Total equity	3,124,527	3,371,592	(7)
	$6,137,577	$6,079,097	1%

Current assets as of March 31, 2020 increased 49% compared with December 31, 2019. Cash and cash equivalents increased to $322,571,000 at March 31, 2020 from $24,737,000 at December 31, 2019, primarily due to borrowings under the Revolving Credit Facility for the purchase of the Savage fleet, which was completed April 1, 2020.  Trade accounts receivable increased 3% primarily due to increased activities in the inland marine transportation market and the Convoy acquisition.  Other accounts receivable increased 144%, primarily due to income taxes receivable recorded for net operating losses generated during tax years 2018 through 2020 offset against taxable income during tax years 2013 through 2017 under provisions of the CARES Act.  Inventories, net decreased by 3% primarily due to reduced business activity levels in the oil and gas market and write downs of oilfield and pressure pumping related inventory, partially offset by inventory acquired from Convoy.

Property and equipment, net of accumulated depreciation, at March 31, 2020 decreased slightly compared with December 31, 2019.  The decrease reflected $51,616,000 of depreciation expense, $16,395,000 of impairment charges, and $4,762,000 of property disposals during the 2020 first quarter, offset by $51,932,000 of capital expenditures (inclusive of accrued capital expenditures) for the 2020 first quarter, more fully described under Cash Flows and Capital Expenditures above, the three newly constructed inland pressure barges purchased in the 2020 first quarter for $20,100,000, and the aggregate fair value of the property and equipment acquired in the Convoy acquisition of $415,000.

Goodwill as of March 31, 2020 decreased 26% compared with December 31, 2019, primarily due to a goodwill impairment in the distribution and services segment, partially offset by goodwill recorded as part of the Convoy acquisition.

Other intangibles, net, as of March 31, 2020 decreased 65% compared with December 31, 2019, primarily due to impairments of customer relationship, tradename, and distributorship assets in the distribution and services segment as well as amortization of intangibles, partially offset by intangible assets recorded as part of the Convoy acquisition.

Current liabilities as of March 31, 2020 decreased 3% compared with December 31, 2019. Accounts payable increased 10%, primarily due to the Convoy acquisition and increased activity levels in the inland market, partially offset by decreased shipyard maintenance accruals on coastal equipment. Accrued liabilities decreased 13% primarily from payment during the 2020 first quarter of employee incentive compensation bonuses accrued during 2019.  Deferred revenues decreased 14%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, net – less current portion, as of March 31, 2020 increased 24% compared with December 31, 2019, primarily reflecting additional borrowings of $485,000,000 under the Revolving Credit Facility, partially offset by the repayment of $150,000,000 of 2.72% unsecured senior notes upon maturity.  Net debt discount and deferred issuance costs were $7,524,000 at March 31, 2020 and $5,249,000 (excluding $2,650,000 attributable to the Revolving Credit Facility included in other assets on the balance sheet) at December 31, 2019.

Deferred income taxes as of March 31, 2020 decreased 1% compared with December 31, 2019, primarily reflecting the 2020 first quarter deferred tax benefit of $6,082,000.

Other long-term liabilities as of March 31, 2020 decreased 3% compared with December 31, 2019. The decrease was primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of March 31, 2020 decreased 7% compared with December 31, 2019. The decrease was primarily the result of a net loss attributable to Kirby of $248,468,000 for the 2020 first quarter and tax withholdings of $3,165,000 on restricted stock and RSU vestings, partially offset by an increase in additional paid-in capital due to amortization of unearned share-based compensation of $5,331,000.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2020	December 31, 2019
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$485,000	$—
Term Loan due March 27, 2024 (b)	375,000	375,000
2.72% senior notes due February 27, 2020	—	150,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2021	—	—
Bank notes payable	17	16
	1,710,017	1,375,016
Unamortized debt discount and issuance costs (c)	(7,524)	(5,249)
	$1,702,493	$1,369,767

(a)	Variable interest rate of 1.9% and 2.9% at March 31, 2020 and December 31, 2019, respectively.
(b)	Variable interest rate of 2.1% and 2.9% at March 31, 2020 and December 31, 2019, respectively.
(c)	Excludes $2,650,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2019.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024.  The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,363,000 and available borrowing capacity was $359,637,000 as of March 31, 2020.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

Outstanding letters of credit under the $10,000,000 credit line were $1,171,000 and available borrowing capacity was $8,829,000 as of March 31, 2020.

As of March 31, 2020, the Company was in compliance with all covenants under its debt instruments.  For additional information about the Company’s debt instruments, see “Long-Term Financing” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2020 first quarter. As of May 7, 2020, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $71,501,000 and $38,529,000 for the 2020 and 2019 first quarters, respectively. The increase was driven by increased revenues and operating income in the marine transportation segment driven by the Cenac acquisition in March 2019 and increased inland and coastal pricing. The improvement was also due to changes in operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and smaller increases in trade accounts receivable, partially offset by reduced business activity levels in the oil and gas market of the distribution and services segment.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 7, 2020, the Company also had cash equivalents of $73,818,000, availability of $359,637,000 under its Revolving Credit Facility, and $8,829,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of March 31, 2020, the Company had $359,637,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023 and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly installments, currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2020. For a list of significant risks and uncertainties that could impact cash flows, see Item 1A — Risk Factors below and Note 15, Contingencies, in the financial statements, and Item 1A — Risk Factors and Note 15, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Long-Term Financing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,219,000 at March 31, 2020, including $11,344,000 in letters of credit and $11,875,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2020, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  During the first quarter of 2020, certain distribution and services branch locations completed the preparation and implementation of a series of changes to their financial reporting systems and processes.  Certain other distribution and services branch locations are expected to complete similar implementations in future periods throughout 2020.  There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The discussion of the legal proceedings related to the M/V Voyager and the legal proceedings related to the tug Nathan E. Stewart and barge DBL 55 in Note 15, Contingencies, of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report are incorporated by reference into this Item 1.

Item 1A.  Risk Factors

Widespread health developments and economic uncertainty resulting from the recent global COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations.

In December 2019, COVID-19 surfaced in Wuhan, China.  In response to the resulting pandemic, various countries, including the United States, have either mandated or recommended business closures, travel restrictions or limitations, social distancing, and/or self-quarantine, among other actions.  Additionally, various state and local governments in locations where the Company operates have taken similar actions.  The full impact and duration of the outbreak is unknown and the situation is rapidly evolving as some governments are in the early stages of removing or easing these actions, but there has been a negative impact on the global and United States economies, including the oil and gas industry, which has reduced demand for the Company’s products and services.  The extent and duration of these impacts is unknown at this time.

These impacts could place limitations on the Company’s ability to execute on its business plan and materially and adversely affect its business, financial condition and results of operations. The Company continues to monitor the situation, has actively implemented policies and procedures to address the situation, including its pandemic response plan and business continuity plan, and has taken steps to reduce costs.  As the pandemic continues to further unfold, the Company may adjust its current policies and procedures as government mandates or recommendations change or as more information and guidance become available. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on the Company. This situation is changing rapidly and additional impacts may arise that the Company is not aware of currently.

There have been no other material changes that the Company is aware of from the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

3.1	–
Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

3.2	–	Bylaws of the Company, as amended to March 17, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)
3.3	–	Amendment to Bylaws of Kirby Corporation dated March 18, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2020)
4.1	–
See Exhibits 3.1, 3.2, and 3.3 hereof for provisions of our Restated Articles of Incorporation of the Company with all amendments to date, the Bylaws of the Company, as amended to March 17, 2020, and Amendment to Bylaws of the Company dated March 18, 2020 (incorporated by reference to Exhibit 3.1 and 3.2, respectively, to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2020 ).

31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ WILLIAM G. HARVEY
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: May 8, 2020