Form 10-Q/A
period 2020-03-31
KIRBY CORP
filed 2020-07-17
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Kirby Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as originally filed with the Securities and Exchange Commission on May 8, 2020 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and the Company has also updated the signature page, the certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and the financial statements formatted in Inline Extensible Business Reporting Language (“Inline XBRL”) in Exhibits 101 and 104. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

After the Company filed the original Form 10-Q, the Company determined that its results reported for the quarter ended March 31, 2020 in the Original Form 10-Q included a goodwill impairment expense that was understated as a result of not applying a specific provision of the Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which was adopted by the Company on January 1, 2020.  ASU 2017-04 requires goodwill impairment be measured as the excess of the carrying value of the reporting unit over the estimated fair value.  Pursuant to paragraph 350-20-55-23A, the recognition of an impairment of goodwill loss creates a cycle of impairment because the decrease in book value of goodwill increases the deferred tax assets (or decreases the deferred tax liabilities), when tax-deductible goodwill is involved, such that the carrying amount of the reporting unit immediately exceeds its fair value upon recognition of the loss.  As a result, a simultaneous equation prescribed by the accounting literature should be applied, which the Company did not apply.

The condensed financial statements for the quarter ended March 31, 2020 included in this Form 10-Q/A have been restated to apply this equation of the new guidance in ASU 2017-04, and the Company increased its goodwill impairment charge in the three months ending March 31, 2020 by $127,933,000 before taxes, $98,773,000 after taxes or $1.65 per share resulting in total impairments and other charges of $561,274,000 before taxes, $433,341,000 after taxes or $7.24 per share.  This adjustment does not affect previously reported cash flows or revenues, nor does it affect segment profit of the marine transportation or distribution and services segments reported for the quarter ended March 31, 2020.  A detail of all adjustments recorded is included in Note 1, Basis for Preparation of the Condensed Financial Statements.  The Company has made necessary conforming changes in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2020 (Restated)	December 31, 2019
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$322,571	$24,737
Accounts receivable:
Trade – less allowance for doubtful accounts	389,616	379,174
Other	253,688	104,175
Inventories – net	341,498	351,401
Prepaid expenses and other current assets	60,640	58,092
Total current assets	1,368,013	917,579

Property and equipment	5,366,596	5,324,090
Accumulated depreciation	(1,589,812)	(1,546,980)
Property and equipment – net	3,776,784	3,777,110

Operating lease right-of-use assets	157,333	159,641
Goodwill	576,165	953,826
Other intangibles, net	73,694	210,682
Other assets	57,655	60,259
Total assets	$6,009,644	$6,079,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$17	$16
Income taxes payable	698	665
Accounts payable	227,020	206,778
Accrued liabilities	205,667	236,350
Current portion of operating lease liabilities	25,903	27,324
Deferred revenues	37,027	42,982
Total current liabilities	496,332	514,115

Long-term debt, net – less current portion	1,702,476	1,369,751
Deferred income taxes	552,990	588,204
Operating lease liabilities – less current portion	138,884	139,457
Other long-term liabilities	93,208	95,978
Total long-term liabilities	2,487,558	2,193,390

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	837,879	835,899
Accumulated other comprehensive income – net	(38,991)	(37,799)
Retained earnings	2,518,698	2,865,939
Treasury stock – at cost, 5,475,000 shares at March 31, 2020 and 5,513,000 at December 31, 2019	(301,424)	(301,963)
Total Kirby stockholders’ equity	3,022,709	3,368,623
Noncontrolling interests	3,045	2,969
Total equity	3,025,754	3,371,592
Total liabilities and equity	$6,009,644	$6,079,097

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2020 (Restated)	2019
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$403,257	$368,121
Distribution and services	240,669	376,500
Total revenues	643,926	744,621

Costs and expenses:
Costs of sales and operating expenses	453,568	536,655
Selling, general and administrative	72,080	72,796
Taxes, other than on income	11,406	9,998
Depreciation and amortization	55,786	55,223
Impairments and other charges	561,274	—
Gain on disposition of assets	(492)	(2,157)
Total costs and expenses	1,153,622	672,515

Operating income (loss)	(509,696)	72,106
Other income (expense)	2,723	(568)
Interest expense	(12,799)	(13,201)

Earnings (loss) before taxes on income	(519,772)	58,337
(Provision) benefit for taxes on income	172,809	(13,880)

Net earnings (loss)	(346,963)	44,457
Less: Net earnings attributable to noncontrolling interests	(278)	(161)

Net earnings (loss) attributable to Kirby	$(347,241)	$44,296

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(5.80)	$0.74
Diluted	$(5.80)	$0.74

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2020 (Restated)	2019
	($ in thousands)

Net earnings (loss)	$(346,963)	$44,457
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	82	411
Foreign currency translation adjustments	(1,274)	129
Total other comprehensive income (loss), net of taxes	(1,192)	540

Total comprehensive income (loss), net of taxes	(348,155)	44,997
Net earnings attributable to noncontrolling interests	(278)	(161)

Comprehensive income (loss) attributable to Kirby	$(348,433)	$44,836

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020 (Restated)	2019
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(346,963)	$44,457
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	55,786	55,223
Provision (benefit) for deferred income taxes	(35,242)	12,490
Impairments and other charges	561,274	—
Amortization of unearned share-based compensation	5,331	4,900
Amortization of major maintenance costs	7,103	4,974
Other	112	(1,778)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(175,900)	(81,737)
Net cash provided by operating activities	71,501	38,529

Cash flows from investing activities:
Capital expenditures	(49,225)	(60,932)
Acquisitions of businesses and marine equipment	(60,422)	(247,470)
Proceeds from disposition of assets	3,993	13,187
Net cash used in investing activities	(105,654)	(295,215)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	485,001	(240,801)
Borrowings on long-term debt	—	500,000
Payments on long-term debt	(150,000)	—
Payments of debt issue costs	—	(2,232)
Proceeds from exercise of stock options	353	1,415
Payments related to tax withholding for share-based compensation	(3,165)	(2,003)
Other	(202)	(204)
Net cash provided by financing activities	331,987	256,175
Increase (decrease) in cash and cash equivalents	297,834	(511)

Cash and cash equivalents, beginning of year	24,737	7,800
Cash and cash equivalents, end of period	$322,571	$7,289

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$21,734	$23,257
Income taxes refunded	$(160)	$(1,024)
Operating cash outflow from operating leases	$9,738	$10,142
Non-cash investing activity:
Capital expenditures included in accounts payable	$(2,707)	$(5,022)
Right-of-use assets obtained in exchange for lease obligations	$4,677	$1,292

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(3,377)	—	—	61	3,377	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(38)	(3,165)	—	(3,165)
Amortization of unearned share-based compensation	—	—	5,331	—	—	—	—	—	5,331
Total comprehensive loss, net of taxes	—	—	—	(1,192)	(347,241)	—	—	278	(348,155)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at March 31, 2020 (Restated)	65,472	$6,547	$837,879	$(38,991)	$2,518,698	(5,475)	$(301,424)	$3,045	$3,025,754

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	52	—	—	25	1,364	—	1,416
Issuance of stock for equity awards, net of forfeitures	—	—	(802)	—	—	14	802	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,003)	—	(2,003)
Amortization of unearned share-based compensation	—	—	4,900	—	—	—	—	—	4,900
Total comprehensive income, net of taxes	—	—	—	540	44,296	—	—	161	44,997
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(203)	(203)
Balance at March 31, 2019	65,472	$6,547	$827,497	$(32,971)	$2,767,888	(5,599)	$(306,625)	$3,072	$3,265,408

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

The condensed financial statements for the quarter ended March 31, 2020 have been restated to apply a simultaneous equation to the calculated goodwill impairment, as prescribed by the accounting literature, to adjust for the cycle of goodwill impairment created by the decrease in deferred tax liabilities due to the impairment of tax deductible goodwill as described by paragraph 350-20-55-23A of Accounting Standards Update 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  ASU 2017-04 was adopted by the Company on January 1, 2020, as discussed in Note 2, Accounting Standards Adoptions.  The following table summarizes the effects of the restatement resulting from the correction of this error (in thousands):

	Previously Reported	Adjustment	Restated
Condensed Balance Sheet:
Goodwill	$704,098	$(127,933)	$576,165
Total assets	6,137,577	(127,933)	6,009,644
Deferred income taxes	582,150	(29,160)	552,990
Total long-term liabilities	2,516,718	(29,160)	2,487,558
Retained earnings	2,617,471	(98,773)	2,518,698
Total Kirby stockholders’ equity	3,121,482	(98,773)	3,022,709
Total equity	3,124,527	(98,773)	3,025,754
Total liabilities and equity	6,137,577	(127,933)	6,009,644

Condensed Statement of Earnings:
Impairments and other charges	433,341	127,933	561,274
Total costs and expenses	1,025,689	127,933	1,153,622
Operating income (loss)	(381,763)	(127,933)	(509,696)
Earnings (loss) before taxes on income	(391,839)	(127,933)	(519,772)
(Provision) benefit for taxes on income	143,649	29,160	172,809
Net earnings (loss)	(248,190)	(98,773)	(346,963)
Net earnings (loss) attributable to Kirby	(248,468)	(98,773)	(347,241)
Net earnings (loss) per common share – basic and diluted	(4.15)	(1.65)	(5.80)

Condensed Statement of Comprehensive Income:
Net earnings (loss)	(248,190)	(98,773)	(346,963)
Total comprehensive income (loss), net of taxes	(249,382)	(98,773)	(348,155)
Comprehensive income (loss) attributable to Kirby	(249,660)	(98,773)	(348,433)

Condensed Statement of Cash Flows:
Net earnings (loss)	(248,190)	(98,773)	(346,963)
Provision (benefit) for deferred income taxes	(6,082)	(29,160)	(35,242)
Impairments and other charges	433,341	127,933	561,274

Condensed Statement of Stockholders’ Equity:
Total comprehensive loss, net of taxes	(249,382)	(98,773)	(348,155)
Retained earnings	2,617,471	(98,773)	2,518,698
Total equity	3,124,527	(98,773)	3,025,754

(2)	Accounting Standards Adoptions

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the subsequent measurement of goodwill by eliminating Step 2 in the goodwill impairment test that required an entity to perform procedures to determine the fair value of its assets and liabilities at the testing date. An entity instead shall perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, incorporating all tax impacts caused by the recognition of the impairment loss. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 on January 1, 2020 on a prospective basis.  See Note 1, Basis for Preparation of the Condensed Financial Statements and Note 8, Impairments and Other Charges for further details.

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

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three months ended March 31,
	2020	2019
Revenues:
Marine transportation	$403,257	$368,121
Distribution and services	240,669	376,500
	$643,926	$744,621
Segment profit (loss):
Marine transportation	$50,716	$35,424
Distribution and services	3,718	37,609
Other (Restated)	(574,206)	(14,696)
	$(519,772)	$58,337

	March 31, 2020	December 31, 2019
Total assets:
Marine transportation	$4,565,489	$4,536,368
Distribution and services (Restated)	887,991	1,422,394
Other	556,164	120,335
	$6,009,644	$6,079,097

The following table presents the details of “Other” segment loss (in thousands):

	Three months ended March 31,
	2020	2019
General corporate expenses	$(3,348)	$(3,084)
Interest expense	(12,799)	(13,201)
Impairments and other charges (Restated)	(561,274)	—
Gain on disposition of assets	492	2,157
Other income (expense)	2,723	(568)
	$(574,206)	$(14,696)

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2020	December 31, 2019
General corporate assets	$553,965	$118,310
Investment in affiliates	2,199	2,025
	$556,164	$120,335

(6)	Long-Term Debt

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

Based upon the results of the goodwill impairment test, the Company concluded that the carrying value of one reporting unit in the distribution and services segment exceeded its estimated fair value.  The goodwill impairment charge of $387,970,000 was calculated as the amount that the carrying value of the reporting unit, including goodwill, and after recording impairments of long-lived assets identified above, exceeded its estimated fair value, incorporating all tax impacts caused by the recognition of the impairment loss.

In addition, the Company determined cost exceeded net realizable value for certain oilfield and pressure pumping related inventory, resulting in an $8,000,000 non-cash write-down.

The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services (Restated)	Total (Restated)
Balance at December 31, 2019 (gross)	$424,149	$549,846	$973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2019	405,575	548,251	953,826
Impairment	—	(387,970)	(387,970)
Convoy acquisition	—	10,309	10,309
Balance at March 31, 2020 (gross)	424,149	560,155	984,304
Accumulated impairment and amortization	(18,574)	(389,565)	(408,139)
Balance at March 31, 2020	$405,575	$170,590	$576,165

(9)	Stock Award Plans

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

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three months ended March 31,
	2020 (Restated)	2019
Earnings (loss) before taxes on income:
United States	$(519,489)	$58,752
Foreign	(283)	(415)
	$(519,772)	$58,337
Provision (benefit) for taxes on income:
Federal:
Current	$(137,696)	$—
Deferred	(23,443)	12,490
State and local:
Current	82	1,459
Deferred	(11,799)	—
Foreign - current	47	(69)
	$(172,809)	$13,880

(11)	Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2020 (Restated)	2019
Net earnings (loss) attributable to Kirby	$(347,241)	$44,296
Undistributed earnings allocated to restricted shares	—	(119)
Income (loss) available to Kirby common stockholders – basic	(347,241)	44,177
Undistributed earnings allocated to restricted shares	—	119
Undistributed earnings reallocated to restricted shares	—	(119)
Income (loss) available to Kirby common stockholders – diluted	$(347,241)	$44,177

Shares outstanding:
Weighted average common stock issued and outstanding	59,983	59,869
Weighted average unvested restricted stock	(100)	(160)
Weighted average common stock outstanding – basic	59,883	59,709
Dilutive effect of stock options and restricted stock units	—	114
Weighted average common stock outstanding – diluted	59,883	59,823

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(5.80)	$0.74
Diluted	$(5.80)	$0.74

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

For the 2020 first quarter, the net loss attributable to Kirby was $347,241,000, or $5.80 per share, on revenues of $643,926,000, compared with 2019 first quarter net earnings attributable to Kirby of $44,296,000, or $0.74 per share, on revenues of $744,621,000.  The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

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

The Company’s debt-to-capitalization ratio increased to 36.0% at March 31, 2020 from 28.9% at December 31, 2019, primarily due to borrowings under the Revolving Credit Facility to purchase the Savage fleet, which was completed on April 1, 2020, and the Convoy acquisition in the 2020 first quarter and the decrease in total equity, primarily from the net loss attributable to Kirby for the 2020 first quarter of $347,241,000. The Company’s debt outstanding as of March 31, 2020 and December 31, 2019 is detailed in Long-Term Financing below.

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

Results of Operations

For the 2020 first quarter, the net loss attributable to Kirby was $347,241,000, or $5.80 per share, on revenues of $643,926,000, compared with 2019 first quarter net earnings attributable to Kirby of $44,296,000, or $0.74 per share, on revenues of $744,621,000.  The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

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

Other Income and Expenses

The following table sets forth impairments and other charges, other income (expense), noncontrolling interests and interest expense (dollars in thousands):

	Three months ended March 31,
	2020	2019	% Change
Impairments and other charges (Restated)	$(561,274)	$—	N/A
Other income (expense)	$2,723	$(568)	579%
Noncontrolling interests	$(278)	$(161)	73%
Interest expense	$(12,799)	$(13,201)	(3)%

Impairment and Other Charges

Impairment and other charges includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.

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

Financial Condition, Capital Resources and Liquidity

Balance Sheet

Total assets as of March 31, 2020 were $6,009,644,000 compared with $6,079,097,000 as of December 31, 2019. The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2020 (Restated)	December 31, 2019	% Change
Assets:
Current assets	$1,368,013	$917,579	49%
Property and equipment, net	3,776,784	3,777,110	—
Operating lease right-of-use assets	157,333	159,641	(1)
Goodwill	576,165	953,826	(40)
Other intangibles, net	73,694	210,682	(65)
Other assets	57,655	60,259	(4)
	$6,009,644	$6,079,097	(1)%
Liabilities and stockholders’ equity:
Current liabilities	$496,332	$514,115	(3)%
Long-term debt, net – less current portion	1,702,476	1,369,751	24
Deferred income taxes	552,990	588,204	(6)
Operating lease liabilities – less current portion	138,884	139,457	—
Other long-term liabilities	93,208	95,978	(3)
Total equity	3,025,754	3,371,592	(10)
	$6,009,644	$6,079,097	(1)%

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

Goodwill as of March 31, 2020 decreased 40% compared with December 31, 2019, primarily due to a goodwill impairment in the distribution and services segment, partially offset by goodwill recorded as part of the Convoy acquisition.

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

Deferred income taxes as of March 31, 2020 decreased 6% compared with December 31, 2019, primarily reflecting the 2020 first quarter deferred tax benefit of $35,242,000.

Other long-term liabilities as of March 31, 2020 decreased 3% compared with December 31, 2019. The decrease was primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of March 31, 2020 decreased 10% compared with December 31, 2019. The decrease was primarily the result of a net loss attributable to Kirby of $347,241,000 for the 2020 first quarter and tax withholdings of $3,165,000 on restricted stock and RSU vestings, partially offset by an increase in additional paid-in capital due to amortization of unearned share-based compensation of $5,331,000.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the CEO and CFO concluded at that time that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Subsequent to this evaluation and in light of the restatement of the Company’s condensed financial statements for the quarter ended March 31, 2020 relating to goodwill impairment discussed in Note 1, Basis for Preparation of the Condensed Financial Statements, the Company’s management, with the participation of the CEO and the CFO, has reevaluated the Company’s disclosure controls and procedures as of March 31, 2020, including whether the error identified was the result of a material weakness in the Company’s internal control over financial reporting.  Based on this assessment, management has identified a material weakness in the Company’s internal control over financial reporting related to the failure to adequately respond to changes that significantly impacted control activities and the Company’s system of internal control. The Company did not properly amend policies and procedures associated with the application of the new accounting standard applicable to the measurement of goodwill impairment, specifically the considerations for taxes on income, and as a result failed to develop appropriate control activities to adequately respond to the risks and significant changes identified. As a result, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of March 31, 2020 as a result of this material weakness.

Remediation Plan.  The Company plans to amend its control activities designed to mitigate the significant risks identified, including updating its policies and procedures regarding the recognition of goodwill impairments, specifically to review the considerations of all tax impacts caused by the recognition of such goodwill impairments. The Company believes implementation of these processes and appropriate testing of their effectiveness will remediate this material weakness.

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

Dated: July 16, 2020