Form 10-Q
period 2020-06-30
KIRBY CORP
filed 2020-08-06
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, 60,038,000 shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,471	$24,737
Accounts receivable:
Trade – less allowance for doubtful accounts	348,453	379,174
Other	228,409	104,175
Inventories – net	335,958	351,401
Prepaid expenses and other current assets	57,023	58,092
Total current assets	1,078,314	917,579

Property and equipment	5,611,184	5,324,090
Accumulated depreciation	(1,635,159)	(1,546,980)
Property and equipment – net	3,976,025	3,777,110

Operating lease right-of-use assets	183,048	159,641
Goodwill	657,832	953,826
Other intangibles, net	73,556	210,682
Other assets	48,236	60,259
Total assets	$6,017,011	$6,079,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$7	$16
Income taxes payable	694	665
Accounts payable	177,290	206,778
Accrued liabilities	230,296	236,350
Current portion of operating lease liabilities	33,761	27,324
Deferred revenues	36,648	42,982
Total current liabilities	478,696	514,115

Long-term debt, net – less current portion	1,642,832	1,369,751
Deferred income taxes	568,816	588,204
Operating lease liabilities – less current portion	171,629	139,457
Other long-term liabilities	103,054	95,978
Total long-term liabilities	2,486,331	2,193,390

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	838,874	835,899
Accumulated other comprehensive income – net	(41,117)	(37,799)
Retained earnings	2,543,700	2,865,939
Treasury stock – at cost, 5,434,000 shares at June 30, 2020 and 5,513,000 at December 31, 2019	(299,124)	(301,963)
Total Kirby stockholders’ equity	3,048,880	3,368,623
Noncontrolling interests	3,104	2,969
Total equity	3,051,984	3,371,592
Total liabilities and equity	$6,017,011	$6,079,097

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$380,987	$404,286	$784,244	$772,407
Distribution and services	160,172	366,756	400,841	743,256
Total revenues	541,159	771,042	1,185,085	1,515,663

Costs and expenses:
Costs of sales and operating expenses	373,539	563,495	827,107	1,100,150
Selling, general and administrative	65,612	69,150	137,692	141,946
Taxes, other than on income	13,065	10,579	24,471	20,577
Depreciation and amortization	54,502	55,093	110,288	110,316
Impairments and other charges	—	—	561,274	—
(Gain) loss on disposition of assets	189	(3,118)	(303)	(5,275)
Total costs and expenses	506,907	695,199	1,660,529	1,367,714

Operating income (loss)	34,252	75,843	(475,444)	147,949
Other income	2,290	2,381	5,013	1,813
Interest expense	(12,708)	(15,515)	(25,507)	(28,716)

Earnings (loss) before taxes on income	23,834	62,709	(495,938)	121,046
(Provision) benefit for taxes on income	1,429	(15,269)	174,238	(29,149)

Net earnings (loss)	25,263	47,440	(321,700)	91,897
Less: Net earnings attributable to noncontrolling interests	(261)	(153)	(539)	(314)

Net earnings (loss) attributable to Kirby	$25,002	$47,287	$(322,239)	$91,583

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.42	$0.79	$(5.38)	$1.53
Diluted	$0.42	$0.79	$(5.38)	$1.53

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	($ in thousands)

Net earnings (loss)	$25,263	$47,440	$(321,700)	$91,897
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(2,477)	6,057	(2,395)	6,468
Foreign currency translation adjustments	351	(53)	(923)	76
Total other comprehensive income (loss), net of taxes	(2,126)	6,004	(3,318)	6,544

Total comprehensive income (loss), net of taxes	23,137	53,444	(325,018)	98,441
Net earnings attributable to noncontrolling interests	(261)	(153)	(539)	(314)

Comprehensive income (loss) attributable to Kirby	$22,876	$53,291	$(325,557)	$98,127

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(321,700)	$91,897
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	110,288	110,316
Provision (benefit) for deferred income taxes	(18,588)	26,007
Impairments and other charges	561,274	—
Amortization of unearned share-based compensation	8,652	7,907
Amortization of major maintenance costs	14,473	10,431
Other	3,513	(5,241)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(115,768)	(53,120)
Net cash provided by operating activities	242,144	188,197

Cash flows from investing activities:
Capital expenditures	(92,830)	(127,268)
Acquisitions of businesses and marine equipment	(342,247)	(252,840)
Proceeds from disposition of assets	4,918	23,364
Net cash used in investing activities	(430,159)	(356,744)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	424,991	(313,805)
Borrowings on long-term debt	—	500,000
Payments on long-term debt	(150,000)	—
Payments of debt issue costs	—	(2,397)
Proceeds from exercise of stock options	353	1,903
Payments related to tax withholding for share-based compensation	(3,191)	(2,023)
Other	(404)	(410)
Net cash provided by financing activities	271,749	183,268
Increase in cash and cash equivalents	83,734	14,721

Cash and cash equivalents, beginning of year	24,737	7,800
Cash and cash equivalents, end of period	$108,471	$22,521

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$26,265	$29,271
Income taxes paid (refunded)	$(37,704)	$2,392
Operating cash outflow from operating leases	$21,323	$19,786
Non-cash investing activity:
Capital expenditures included in accounts payable	$4,936	$5,377
Right-of-use assets obtained in exchange for lease obligations	$38,754	$2,537

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2020	65,472	$6,547	$837,879	$(38,991)	$2,518,698	(5,475)	$(301,424)	$3,045	$3,025,754
Issuance of stock for equity awards, net of forfeitures	—	—	(2,326)	—	—	42	2,326	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(26)	—	(26)
Amortization of unearned share-based compensation	—	—	3,321	—	—	—	—	—	3,321
Total comprehensive income, net of taxes	—	—	—	(2,126)	25,002	—	—	261	23,137
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at June 30, 2020	65,472	$6,547	$838,874	$(41,117)	$2,543,700	(5,434)	$(299,124)	$3,104	$3,051,984

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2019	65,472	$6,547	$827,497	$(32,971)	$2,767,888	(5,599)	$(306,625)	$3,072	$3,265,408
Stock option exercises	—	—	66	—	—	9	474	—	540
Issuance of stock for equity awards, net of forfeitures	—	—	(1,110)	—	—	20	1,110	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(20)	—	(20)
Amortization of unearned share-based compensation	—	—	3,007	—	—	—	—	—	3,007
Total comprehensive income, net of taxes	—	—	—	6,004	47,287	—	—	153	53,444
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(207)	(207)
Balance at June 30, 2019	65,472	$6,547	$829,460	$(26,967)	$2,815,175	(5,570)	$(305,061)	$3,018	$3,322,172

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(5,703)	—	—	103	5,703	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(3,191)	—	(3,191)
Amortization of unearned share-based compensation	—	—	8,652	—	—	—	—	—	8,652
Total comprehensive loss, net of taxes	—	—	—	(3,318)	(322,239)	—	—	539	(325,018)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(404)	(404)
Balance at June 30, 2020	65,472	$6,547	$838,874	$(41,117)	$2,543,700	(5,434)	$(299,124)	$3,104	$3,051,984

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	118	—	—	34	1,838	—	1,956
Issuance of stock for equity awards, net of forfeitures	—	—	(1,912)	—	—	34	1,912	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,023)	—	(2,023)
Amortization of unearned share-based compensation	—	—	7,907	—	—	—	—	—	7,907
Total comprehensive income, net of taxes	—	—	—	6,544	91,583	—	—	314	98,441
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(410)	(410)
Balance at June 30, 2019	65,472	$6,547	$829,460	$(26,967)	$2,815,175	(5,570)	$(305,061)	$3,018	$3,322,172

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

During the six months ended June 30, 2020, the Company purchased four newly constructed inland pressure barges for $26,625,000 in cash.

On April 1, 2020, the Company completed the acquisition of the inland tank barge fleet of Savage Inland Marine, LLC (“Savage”) for $278,999,000 in cash.  Savage’s tank barge fleet consisted of 92 inland tank barges with approximately 2.5 million barrels of capacity and 45 inland towboats. The Savage assets that were acquired primarily move petrochemicals, refined products, and crude oil on the Mississippi River, its tributaries, and the Gulf Intracoastal Waterway.  The Company also acquired Savage’s ship bunkering business and barge fleeting business along the Gulf Coast.  The Company considers Savage to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company's inland based marine transportation business and lowers the average age of its fleet.

On January 3, 2020, the Company completed the acquisition of substantially all the assets of Convoy Servicing Company and Agility Fleet Services, LLC (collectively “Convoy”) for $37,180,000 in cash.  Convoy is an authorized dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets for North and East Texas and Colorado.
The fair values of the assets acquired and liabilities assumed from the Savage and Convoy acquisitions recorded at the respective acquisition dates were as follows (in thousands):

	Savage	Convoy
Assets:
Accounts receivable	$—	$5,677
Inventories	—	11,771
Prepaid expenses	1,067	177
Property and equipment	210,065	415
Operating lease right-of-use assets	27,755	3,713
Goodwill	81,667	10,309
Other intangibles	2,200	17,170
Total assets	$322,754	$49,232
Liabilities:
Accounts payable and accrued liabilities	$—	$8,339
Operating lease liabilities, including current portion	43,755	3,713
Total liabilities	$43,755	$12,052
Net assets acquired	$278,999	$37,180

The Company acquired customer relationships with an estimated value of $2,200,000 from Savage with an amortization period of 10 years.  The fair values of the Savage acquisition have not been finalized and are provisional, pending completion of the tangible and intangible valuation studies.  As additional information becomes known concerning the assets acquired, the Company may make adjustments to the fair value of assets acquired and liabilities assumed for up to one year following the acquisition date.  Acquisition related costs of $281,000, consisting primarily of legal and other professional fees, were expensed as incurred to selling, general and administrative expense in the 2020 second quarter.  All goodwill recorded for the Savage acquisition will be deductible for tax purposes.
The Company acquired intangible assets from Convoy with a weighted average amortization period of 11 years, consisting of $9,000,000 for customer relationships with an amortization period of 10 years, $8,000,000 for distributorships with an amortization period of 12 years and $170,000 for non-compete agreements with an amortization period of three years.  All goodwill recorded for the Convoy acquisition will be deductible for tax purposes.

Pro forma results of the acquisitions made in the 2020 first six months have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

(4)	Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Marine transportation segment:
Inland transportation	$303,012	$310,162	$621,577	$593,247
Coastal transportation	77,975	94,124	162,667	179,160
	$380,987	$404,286	$784,244	$772,407
Distribution and services segment:
Oil and gas	$30,624	$198,864	$109,302	$421,965
Commercial and industrial	129,548	167,892	291,539	321,291
	$160,172	$366,756	$400,841	$743,256

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized in the 2020 and 2019 first six months that were included in the opening contract liability balances were $33,693,000 and $73,370,000, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets.  The Company did not have any contract assets at June 30, 2020 or December 31, 2019.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $6,061,000 and $16,347,000 for the three months and six months ended June 30, 2020, respectively, and $7,446,000 and $14,981,000 for the three months and six months ended June 30, 2019, respectively, have been eliminated from the tables below. The related intersegment profit of $606,000 and $1,635,000 for the three months and six months ending June 30, 2020, respectively, and $744,000 and $1,498,000 for the three months and six months ended June 30, 2019, respectively, have also been eliminated from the tables below.
The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three months ended June 30,		Six months ended June 30
	2020	2019	2020	2019
Revenues:
Marine transportation	$380,987	$404,286	$784,244	$772,407
Distribution and services	160,172	366,756	400,841	743,256
	$541,159	$771,042	$1,185,085	$1,515,663
Segment profit (loss):
Marine transportation	$51,375	$53,243	$102,091	$88,667
Distribution and services	(14,147)	23,128	(10,429)	60,737
Other	(13,394)	(13,662)	(587,600)	(28,358)
	$23,834	$62,709	$(495,938)	$121,046

	June 30, 2020	December 31, 2019
Total assets:
Marine transportation	$4,843,477	$4,536,368
Distribution and services	846,986	1,422,394
Other	326,548	120,335
	$6,017,011	$6,079,097

The following table presents the details of “Other” segment loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
General corporate expenses	$(2,787)	$(3,646)	$(6,135)	$(6,730)
Gain (loss) on disposition of assets	(189)	3,118	303	5,275
Impairments and other charges	—	—	(561,274)	—
Interest expense	(12,708)	(15,515)	(25,507)	(28,716)
Other income	2,290	2,381	5,013	1,813
	$(13,394)	$(13,662)	$(587,600)	$(28,358)

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2020	December 31, 2019
General corporate assets	$324,293	$118,310
Investment in affiliates	2,255	2,025
	$326,548	$120,335

(6)	Long-Term Debt

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  As of June 30, 2020, the Company had outstanding borrowings of $425,000,000 and availability of $419,637,000 under the Revolving Credit Facility and borrowings of $375,000,000 under the Term Loan.  The interest rates under the Revolving Credit Facility and Term Loan were each 1.6% at June 30, 2020.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

The following table presents the carrying value and fair value of debt outstanding (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$425,000	$425,000	$—	$—
Term Loan	375,000	375,000	375,000	375,000
2.72% senior notes due February 27, 2020	—	—	150,000	151,547
3.29% senior notes due February 27, 2023	350,000	366,605	350,000	353,216
4.2% senior notes due March 1, 2028	500,000	591,992	500,000	541,546
Bank notes payable	7	7	16	16
Unamortized debt discounts and issuance costs	(7,168)	—	(5,249)	—
	$1,642,839	$1,758,604	$1,369,767	$1,421,325

The fair value of debt outstanding was determined using inputs characteristic of a Level 2 fair value measurement.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Six months ended June 30,
	2020	2019
Borrowings on bank credit facilities	$582,038	$1,276,716
Payments on bank credit facilities	(157,047)	(1,590,521)
	$424,991	$(313,805)

(7)	Leases

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases.  The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, allocating the consideration between lease and non-lease components, and determining the incremental borrowing rates.  Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheet and related lease expense is recognized on a straight-line basis over the lease term.  The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels for which the Company estimates approximately 75% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2020	December 31, 2019
2020	$21,699	$33,374
2021	37,597	25,911
2022	32,286	23,098
2023	26,779	19,162
2024	22,617	15,330
Thereafter	115,806	92,991
Total lease payments	256,784	209,866
Less: imputed interest	(51,394)	(43,085)
Operating lease liabilities	$205,390	$166,781

The following table sets forth lease costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$11,873	$9,893	$20,914	$19,971
Variable lease cost	444	515	596	1,031
Short-term lease cost	5,076	8,963	13,353	16,855
Sublease income	(130)	(318)	(374)	(558)
	$17,263	$19,053	$34,489	$37,299

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2020	December 31, 2019
Weighted average discount rate	4.1%	4.0%
Weighted average remaining lease term	10 years	11 years

(8)	Impairments and Other Charges

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

In performing the impairment test of long-lived assets within the distribution and services segment, the Company determined that the carrying value of certain long-lived assets, including property and equipment as well as intangible assets associated with customer relationships, tradenames, and distributorships, were no longer recoverable, resulting in an impairment charge of $165,304,000 to reduce such long-lived assets to fair value during the three months ended March 31, 2020.

Based upon the results of the goodwill impairment test, the Company concluded that the carrying value of one reporting unit in the distribution and services segment exceeded its estimated fair value. For the three months ended March 31, 2020, the goodwill impairment charge of $387,970,000 was calculated as the amount that the carrying value of the reporting unit, including goodwill, and after recording impairments of long-lived assets identified above, exceeded its estimated fair value, incorporating all tax impacts caused by the recognition of the impairment loss.

In addition, the Company determined cost exceeded net realizable value for certain oilfield and pressure pumping related inventory, resulting in an $8,000,000 non-cash write-down during the three months ended March 31, 2020.

The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2019 (gross)	$424,149	$549,846	$973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2019	405,575	548,251	953,826
Impairment	—	(387,970)	(387,970)
Savage acquisition	81,667	—	81,667
Convoy acquisition	—	10,309	10,309
Balance at June 30, 2020 (gross)	505,816	560,155	1,065,971
Accumulated impairment and amortization	(18,574)	(389,565)	(408,139)
Balance at June 30, 2020	$487,242	$170,590	$657,832

(9)	Stock Award Plans

During the six months ended June 30, 2020, the Company granted 153,460 restricted stock units (“RSUs”) and 114,600 stock options to selected officers and other key employees under its employee stock award plan.  The RSUs vest ratably over five years and the stock options become exercisable ratably over three years and expire after seven years.

During the six months ended June 30, 2020, the Company granted 39,913 shares of restricted stock to nonemployee directors of the Company under the director stock award plan.  The restricted stock vests six months after the date of grant except that restricted stock granted in lieu of cash director fees vests in equal quarterly increments through March 31, 2021.

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Compensation cost	$3,321	$3,007	$8,652	$7,907
Income tax benefit	$889	$740	$2,151	$1,909

(10)	Taxes on Income

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic.  One provision of the CARES Act allows net operating losses generated in 2018 through 2020 to be carried back up to five years.  Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the six months ended June 30, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017.  This caused a reduction in the effective tax rate during the six months ended June 30, 2020 as net operating losses carried back to tax years 2013 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at June 30, 2020.  Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $50,824,000.  As a result, during the six months ended June 30, 2020, the Company’s deferred tax asset related to federal net operating losses decreased by $77,262,000.  During the six months ended June 30, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.  At June 30, 2020 the Company had a federal income tax receivable of $125,883,000 included in Accounts Receivable – Other on the balance sheet.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Earnings (loss) before taxes on income:
United States	$23,861	$62,903	$(495,628)	$121,655
Foreign	(27)	(194)	(310)	(609)
	$23,834	$62,709	$(495,938)	$121,046
Provision (benefit) for taxes on income:
Federal:
Current	$(18,608)	$—	$(156,304)	$—
Deferred	16,149	13,517	(7,294)	26,007
State and local:
Current	536	1,686	618	3,145
Deferred	505	—	(11,294)	—
Foreign - current	(11)	66	36	(3)
	$(1,429)	$15,269	$(174,238)	$29,149

(11)	Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to Kirby	$25,002	$47,287	$(322,239)	$91,583
Undistributed earnings allocated to restricted shares	(46)	(122)	—	(241)
Income (loss) available to Kirby common stockholders – basic	24,956	47,165	(322,239)	91,342
Undistributed earnings allocated to restricted shares	46	122	—	241
Undistributed earnings reallocated to restricted shares	(46)	(122)	—	(240)
Income (loss) available to Kirby common stockholders – diluted	$24,956	$47,165	$(322,239)	$91,343

Shares outstanding:
Weighted average common stock issued and outstanding	60,023	59,894	60,003	59,882
Weighted average unvested restricted stock	(111)	(154)	(105)	(157)
Weighted average common stock outstanding – basic	59,912	59,740	59,898	59,725
Dilutive effect of stock options and restricted stock units	25	167	—	140
Weighted average common stock outstanding – diluted	59,937	59,907	59,898	59,865

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.42	$0.79	$(5.38)	$1.53
Diluted	$0.42	$0.79	$(5.38)	$1.53

Certain outstanding options to purchase approximately 681,000 and 297,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2020 and 2019, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 162,000 and 4,000 shares of common stock were also excluded in the computation of diluted earnings per share as of June 30, 2020 and 2019, respectively, as such RSUs would have been antidilutive.

(12)	Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$280,948	$291,214
Work in process	55,010	60,187
	$335,958	$351,401

(13)	Retirement Plans

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $483,000 and $479,000 to the Higman pension plan in the 2020 first six months for the 2019 and 2020 plan years, respectively. In addition, the Company made a contribution of $479,000 to the Higman pension plan during July 2020 for the 2020 plan year. The Company expects to make an additional contribution of $314,000 to the Higman pension plan during 2020 for the 2019 plan year and contributions of $479,000 for the 2020 plan year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$1,919	$1,914	$—	$—
Interest cost	3,949	4,040	10	13
Expected return on plan assets	(5,735)	(5,254)	—	—
Amortization of actuarial loss	425	41	9	7
Net periodic benefit cost	$558	$741	$19	$20

	Pension Benefits
	Pension Plan		SERP
	Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$3,836	$3,682	$—	$—
Interest cost	7,839	8,247	20	26
Expected return on plan assets	(11,923)	(10,478)	—	—
Amortization of actuarial loss	657	719	18	14
Net periodic benefit cost	$409	$2,170	$38	$40

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	5	8	11	16
Amortization of actuarial gain	(130)	(135)	(261)	(270)
Net periodic benefit cost	$(125)	$(127)	$(250)	$(254)

(14)	Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three months ended June 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$304	$(77)	$227	$(87)	$21	$(66)
Actuarial gains (losses)	(3,609)	905	(2,704)	8,167	(2,044)	6,123
Foreign currency translation	351	—	351	(53)	—	(53)
Total	$(2,954)	$828	$(2,126)	$8,027	$(2,023)	$6,004

	Six months ended June 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$414	$(105)	$309	$463	$(118)	$345
Actuarial gains (losses)	(3,609)	905	(2,704)	8,167	(2,044)	6,123
Foreign currency translation	(923)	—	(923)	76	—	76
Total	$(4,118)	$800	$(3,318)	$8,706	$(2,162)	$6,544

(a)	Actuarial gains (losses) are amortized into other income. (See Note 13, Retirement Plans)

(15)	Contingencies

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,169,000 at June 30, 2020, including $11,345,000 in letters of credit and $11,824,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

For purposes of the Management’s Discussion, all net earnings (loss) per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares applicable to diluted earnings (loss) per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average number of common stock - diluted	59,937	59,907	59,898	59,865

The increase in the weighted average number of common shares for the 2020 second quarter and first six months compared with the 2019 second quarter and first six months primarily reflected the issuance of restricted stock, the issuance of common stock for the vesting of RSUs and the exercise of stock options, partially offset by the exclusion of antidilutive stock options and RSUs outstanding during the 2020 first six months.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of June 30, 2020, the Company operated a fleet of 1,131 inland tank barges with 25.6 million barrels of capacity, and an average of 324 inland towboats. The Company’s coastal fleet consisted of 47 tank barges with 4.5 million barrels of capacity and an average of 44 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based oilfield service customers.

For the 2020 second quarter, net earnings attributable to Kirby were $25,002,000, or $0.42 per share, on revenues of $541,159,000, compared with 2019 second quarter net earnings attributable to Kirby of $47,287,000, or $0.79 per share, on revenues of $771,042,000.  For the 2020 first six months, net loss attributable to Kirby was $322,239,000, or $5.38 per share, on revenues of $1,185,085,000, compared with 2019 first six months net earnings attributable to Kirby of $91,583,000, or $1.53 per share, on revenues of $1,515,663,000.  The 2020 second quarter included $3,339,000 before taxes, $2,674,000 after taxes, or $0.04 per share of bad debt expense and $1,354,000 before taxes, $1,085,000 after taxes, or $0.02 per share of severance expenses.  The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

Marine Transportation

For the 2020 second quarter and first six months, the Company’s marine transportation segment generated 70% and 66%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2020 second quarter and first six months decreased 6% and increased 2%, respectively, and operating income decreased 4% and increased 15%, respectively, compared with the 2019 second quarter and first six months revenues and operating income.  The decreases during the second quarter were primarily due to reduced utilization in the inland and coastal markets as a result of a reduction in demand due to the COVID-19 pandemic, lower fuel rebills, retirements of two large coastal barges, and planned shipyard activity in coastal.  These reductions were partially offset by the acquisition of the Savage fleet acquired on April 1, 2020.  The increases for the six months are primarily due to the addition of the Savage fleet and the Cenac Marine Services, LLC (“Cenac”) fleet acquired on March 14, 2019, partially offset by the effects of the COVID-19 pandemic on the Company’s operations during the 2020 second quarter.  The 2020 first quarter and 2019 first six months were impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For the 2020 second quarter and first six months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of marine transportation revenues.  For both the 2019 second quarter and first six months, the inland tank barge fleet contributed 77%, and the coastal fleet contributed 23% of marine transportation revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter and the mid-80% range during the 2020 second quarter.  In 2019, inland tank barge utilization levels averaged in the mid-90% range during both the 2019 first and second quarters.  The 2020 first quarter and 2019 first six months each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter and 2019 first six months slowed the transport of customer cargoes and contributed to strong utilization during those periods.  Reduced demand as a result of the COVID-19 pandemic and resulting economic slowdown contributed to lower utilization during the 2020 second quarter.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during the 2020 second quarter.  In 2019, coastal tank barge utilization levels averaged in the low 80% range during the 2019 first quarter and the mid-80% range during the 2019 second quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry during each of the 2020 and 2019 first six months.

During the 2020 second quarter and first six months, approximately 65% and 60%, respectively, of marine transportation’s inland revenues were under term contracts, which have contract terms of 12 months or longer, and 35% and 40%, respectively, were spot contract revenues, which have contract terms of less than 12 months.  During both the 2019 second quarter and first six months, approximately 65% of marine transportation’s inland revenues were under term contracts, and 35% were spot contract revenues. Inland time charters during the 2020 second quarter and first six months represented 68% and 67%, respectively, of the inland revenues under term contracts compared with 63% and 62%, respectively, in the 2019 second quarter and first six months.  Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared with term contracts renewed in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to the 2019 first quarter. Spot contract rates in the 2020 second quarter decreased in the 5% to 10% average range compared to the 2019 second quarter. There was no material rate increase on January 1, 2020 related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During both the 2020 second quarter and first six months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues.  During both the 2019 second quarter and first six months, approximately 80%, respectively, of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters during both the 2020 second quarter and first six months each represented approximately 90%, of coastal revenues under term contracts compared with 85% during both the 2019 second quarter and first six months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared with term contracts renewed in the 2019 first quarter.  Rates on coastal term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Spot market rates in the 2020 first quarter improved in the 10% to 15% average range compared to the 2019 first quarter.  Spot market rates in the 2020 second quarter were flat compared to the 2019 second quarter.

The marine transportation segment operating margin was 13.5% for the 2020 second quarter compared with 13.2% for the 2019 second quarter and 13.0% for the 2020 first six months compared to 11.5% for the 2019 first six months.

Distribution and Services

For the 2020 second quarter and first six months, the distribution and services segment generated 30% and 34%, respectively, of the Company’s revenue, of which 99% and 94%, respectively, was generated from service and parts and 1% and 6%, respectively, from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway, and other industrial markets.

Distribution and services revenues for the 2020 second quarter and first six months decreased 56% and 46%, respectively, and operating income decreased 161% and 117%, respectively, compared with the 2019 second quarter and first six months, revenue and operating income. The decreases were primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and the 2020 first six months, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during the 2020 second quarter and first six months.  For the 2020 second quarter and first six months, the oil and gas market contributed 19% and 27%, respectively, of the distribution and services revenues.

The commercial and industrial market revenues, which contributed 81% and 73%, respectively, of the distribution and services revenues for the 2020 second quarter and first six months, decreased compared to the 2019 second quarter and first six months, primarily due to reductions in on-highway and power generation service demand as a result of the COVID-19 pandemic and resulting economic slowdown and nationwide, state, and local stay-at-home orders, partially offset by contributions from the Convoy acquisition.  Demand in the marine repair and nuclear power generation businesses remained solid in the 2020 second quarter and 2020 first six months, but were down modestly compared to the 2019 second quarter first six months due to reduced engine overhauls and engine sales.

The distribution and services segment operating margin for the 2020 second quarter was (8.8)% compared with 6.3% for the 2019 second quarter and (2.6)% for the 2020 first six months compared to 8.2% for the 2019 first six months. The 2020 second quarter results were adversely impacted by the bankruptcy of a large oil and gas customer, resulting in a $3,339,000 bad debt expense charge and severance expenses of $1,354,000 as a result of continued workforce reductions.

Cash Flows and Capital Expenditures

The Company continued to generate favorable operating cash flows during the 2020 first six months with net cash provided by operating activities of $242,144,000 compared with $188,197,000 for the 2019 first six months, a 29% increase. The improvement was driven by increased revenues and operating income in the marine transportation segment driven by the Savage acquisition in April 2020, the Cenac acquisition in March 2019, and increased coastal pricing and inland term pricing, partially offset by decreased inland spot pricing. The improvement was also due to changes in certain operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and a decrease in trade accounts receivable compared to an increase in the 2019 first six months, driven by reduced business activity levels in the distribution and services segment.  In addition, during the six months ended June 30, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.  During the 2020 and 2019 first six months, the Company generated cash of $4,918,000 and $23,364,000, respectively, from proceeds from the disposition of assets, and $353,000 and $1,903,000, respectively, from proceeds from the exercise of stock options.

For the 2020 first six months, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $92,830,000 (including a decrease in accrued capital expenditures of $4,936,000), including $5,120,000 for inland towboat construction and $87,710,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $342,247,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions below.

The Company’s debt-to-capitalization ratio increased to 35.0% at June 30, 2020 from 28.9% at December 31, 2019, primarily due to borrowings under the Revolving Credit Facility to purchase the Savage fleet, which was completed on April 1, 2020, and the Convoy acquisition in the 2020 first quarter and the decrease in total equity, primarily from the net loss attributable to Kirby for the 2020 first six months of $322,239,000. The Company’s debt outstanding as of June 30, 2020 and December 31, 2019 is detailed in Long-Term Financing below.

During the 2020 first six months, the Company acquired 92 inland tank barges from Savage with a total capacity of approximately 2.5 million barrels, purchased four newly constructed inland pressure barges, retired 27 inland tank barges, returned one leased inland tank barge, and brought back into service 10 inland tank barges.  The net result was an increase of 78 inland tank barges and approximately 2.2 million barrels of capacity during the 2020 first six months.

Given the current uncertainty surrounding the impact of the COVID-19 pandemic, the Company projects that capital expenditures for 2020 will be approximately $150,000,000. The current 2020 construction program consists of $5,000,000 in progress payments on the construction of one inland towboat placed in service during the 2020 second quarter and five inland towboats to be placed in service in 2021.  Approximately $130,000,000 is primarily capital upgrades and improvements to existing marine equipment and facilities. The balance of $15,000,000 will be primarily related to information technology projects in the distribution and services segment and corporate.  Funding for future capital expenditures is expected to be provided through operating cash flows and borrowings under the Company’s Revolving Credit Facility.

Outlook

While there remains significant uncertainty around the full impact of the COVID-19 pandemic, in the inland marine transportation market, the Company expects a slow recovery until economic activity rebounds more significantly.  With barge utilization rates starting the 2020 third quarter in the mid-70% range, the Company anticipates lower average barge utilization sequentially.  This is expected to have an adverse impact on revenues, however, management of the cost structure will help offset some of the weakness.  Overall, the Company expects inland revenues and operating income to decline in the 2020 third quarter when compared to the second quarter.

As of June 30, 2020, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 260 of those over 40 years old. The Company estimates that approximately 130 to 150 tank barges have been ordered for delivery throughout 2020 and many older tank barges, including approximately 40 expected by the Company, will be retired.  Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide, with the extent of the retirements dependent on market conditions, petrochemical and refinery production levels, and crude oil and natural gas condensate movements, all of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.  Given current market conditions as a result of the COVID-19 pandemic, the Company believes that industry retirements could be in the higher end of the historical range during 2020.

In the coastal marine transportation market, with approximately 85% of revenues under long-term contracts and reduced shipyard activity, the Company expects modest improvements in revenues and operating income in the 2020 third quarter.  During the 2020 third quarter, the Company expects to retire one aging coastal ATB that would have required uneconomic ballast water management systems at its next shipyard date.  The Company also expects volumes in its coal transportation business to decline for the remainder of 2020.

As of June 30, 2020, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced coastal tank barge and tugboat unit in the 195,000 barrels or less category delivered during the 2020 second quarter in addition to one under construction by a competitor for delivery in 2021.

The results of the distribution and services segment are largely influenced by the economic cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.  Activity in oil and gas is expected to remain challenged with all major customers curtailing spending for the duration of 2020.  This is likely to result in only minimal levels of service and parts sales in distribution, as well as very few new orders for pressure pumping equipment in manufacturing.  The Company does not expect a material improvement in activity in the short-term as many customers have significant excess pressure pumping capacity available for use.

The distribution and services commercial and industrial market continues to be adversely impacted by reduced economic activity, although there have been some recent improvements in the on-highway and power generation sectors.  Fleet miles in the nation’s trucking industry are growing, and power generation projects which were previously deferred are being rescheduled for the coming months.  In addition, the Company expects seasonally higher activity in the power generation and the Thermo-King refrigeration businesses.  As a result, the Company expects the segment operating margins to improve in the 2020 third quarter, but remain below breakeven levels.

While the COVID-19 pandemic has adversely impacted the Company's business, to date, it has not materially adversely impacted its ability to conduct its operations in either business segment.  The Company has maintained business continuity and the Company expect to continue to do so.

Acquisitions

During the six months ended June 30, 2020, the Company purchased four newly constructed inland pressure barges for $26,625,000 in cash.

On April 1, 2020, the Company completed the acquisition of the inland tank barge fleet of Savage for $278,999,000 in cash.  Savage’s tank barge fleet consisted of 92 inland tank barges with approximately 2.5 million barrels of capacity and 45 inland towboats.  The Savage assets that were acquired primarily move petrochemicals, refined products, and crude oil on the Mississippi River, its tributaries, and the Gulf Intracoastal Waterway.  The Company also acquired Savage’s ship bunkering business and barge fleeting business along the Gulf Coast.

On January 3, 2020, the Company completed the acquisition of substantially all the assets of Convoy for $37,180,000 in cash.  Convoy is an authorized dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets for North and East Texas and Colorado.

Financing of the acquisitions was through borrowings under the Company’s Revolving Credit Facility.

Results of Operations

For the 2020 second quarter, net earnings attributable to Kirby were $25,002,000, or $0.42 per share, on revenues of $541,159,000, compared with 2019 second quarter net earnings attributable to Kirby of $47,287,000, or $0.79 per share, on revenues of $771,042,000.  For the 2020 first six months, net loss attributable to Kirby was $322,239,000, or $5.38 per share, on revenues of $1,185,085,000, compared with 2019 first six months net earnings attributable to Kirby of $91,583,000, or $1.53 per share, on revenues of $1,515,663,000.  The 2020 second quarter included $3,339,000 before taxes, $2,674,000 after taxes, or $0.04 per share of bad debt expense and $1,354,000 before taxes, $1,085,000 after taxes, or $0.02 per share of severance expenses.  The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2020	%	2019	%	2020	%	2019	%
Marine transportation	$380,987	70%	$404,286	52%	$784,244	66%	$772,407	51%
Distribution and services	160,172	30	366,756	48	400,841	34	743,256	49
	$541,159	100%	$771,042	100%	$1,185,085	100%	$1,515,663	100%

Marine Transportation

The Company, through its marine transportation segment, provides marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. As of June 30, 2020, the Company operated 1,131 inland tank barges, of which 38 were leased, with a total capacity of 25.6 million barrels, and an average of 324 inland towboats, of which 59 were chartered. This compares with 1,067 inland tank barges operated as of June 30, 2019, of which 26 were leased, with a total capacity of 23.7 million barrels, and an average of 309 inland towboats, of which 78 were chartered.

The Company’s coastal tank barge fleet as of June 30, 2020, consisted of 47 tank barges, of which two were leased, with 4.5 million barrels of capacity, and an average of 44 tugboats, of which four were chartered. This compares with 49 coastal tank barges operated as of June 30, 2019, of which two were leased, with 4.7 million barrels of capacity, and an average of 47 tugboats, of which five were chartered. The Company owns and operates four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Marine transportation revenues	$380,987	$404,286	(6)%	$784,244	$772,407	2%

Costs and expenses:
Costs of sales and operating expenses	244,990	267,537	(8)	510,885	513,727	(1)
Selling, general and administrative	26,816	29,255	(8)	58,740	62,472	(6)
Taxes, other than on income	11,122	9,159	21	20,545	17,125	20
Depreciation and amortization	46,684	45,092	4	91,983	90,416	2
	329,612	351,043	(6)	682,153	683,740	—
Operating income	$51,375	$53,243	(4)%	$102,091	$88,667	15%
Operating margins	13.5%	13.2%		13.0%	11.5%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2020 Second Quarter Revenue Distribution	2020 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	26%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2020 second quarter and first six months decreased 6% and increased 2%, respectively, compared with the 2019 second quarter and first six months. The decrease during the second quarter was primarily due to reduced utilization in the inland and coastal markets as a result of a reduction in demand due to the COVID-19 pandemic, lower fuel rebills, retirements of two large coastal barges, and planned shipyard activity in coastal.  These reductions were partially offset by the acquisition of the Savage fleet acquired on April 1, 2020.  The increase for the six months was primarily due to the addition of the Savage fleet and the Cenac fleet acquired on March 14, 2019, partially offset by the effects of the COVID-19 pandemic on the Company’s operations during the 2020 second quarter.  The 2020 first quarter and 2019 first six months were impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For the 2020 second quarter and first six months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of marine transportation revenues.  For both the 2019 second quarter and first six months, the inland tank barge fleet contributed 77%, respectively, and the coastal fleet contributed 23% of marine transportation revenues.  The Savage fleet was quickly integrated into the Company’s own fleet and the former Savage equipment began operating under Company contracts soon after the acquisition closed, with former Savage barges working with the Company’s existing towboats and vice versa resulting in differences in vessel utilization and pricing among individual assets and the consolidated fleet.  Due to this quick integration, it is not practical to provide a specific amount of revenues for the Savage fleet but the acquisition in April 2020 was one of the factors that drove increases in marine transportation revenues in the 2020 first six months as compared to 2019.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter and the mid-80% range during the 2020 second quarter.  In 2019, inland tank barge utilization levels averaged in the mid-90% range during both the 2019 first and second quarters.  The 2020 first quarter and 2019 first six months each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter and 2019 first six months slowed the transport of customer cargoes and contributed to strong utilization during those periods.  Reduced demand as a result of the COVID-19 pandemic and resulting economic slowdown contributed to lower utilization during the 2020 second quarter.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during the 2020 second quarter.  In 2019, coastal tank barge utilization levels averaged in the low 80% range during the 2019 first quarter and the mid-80% range during the 2019 second quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry during each of the 2020 and 2019 first six months.

The petrochemical market, the Company’s largest market, contributed 51% of marine transportation revenues for both the 2020 second quarter and first six months, respectively, reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic.  During the quarter, U.S. chemical plant capacity utilization declined from 75% in March to 71% in April before improving to 73% in June.

The black oil market, which contributed 26% of marine transportation revenues for both the 2020 second quarter and first six months, respectively, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic.  During the quarter, U.S. refinery utilization declined from 82% in early April to a low of 68% in May before rebounding to 75% at the end of June.  During the quarter, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% and 20% of marine transportation revenues for the 2020 second quarter and first six months, respectively, reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic.  During the quarter, U.S. refinery utilization declined from 82% in early April to a low of 68% in May before rebounding to 75% at the end of June.

The agricultural chemical market, which contributed 4% and 3% of marine transportation revenues for the 2020 second quarter and first six months, respectively, saw modest reductions in demand for transportation of both domestically produced and imported products during the quarter, primarily due to reduced demand associated with the COVID-19 pandemic.

For the 2020 second quarter, the inland operations incurred 2,815 delay days, 16% fewer than the 3,331 delay days that occurred during the 2019 second quarter.  For the first six months of 2020, the inland operations incurred 7,305 delay days, 8% fewer than the 7,944 delay days that occurred during the 2019 first six months.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors.  Delay days for the 2020 first quarter and 2019 first six months reflected poor operating conditions due to heavy fog and wind along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects.  The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.

During the 2020 second quarter and first six months, approximately 65% and 60%, respectively, of marine transportation’s inland revenues were under term contracts, which have contract terms of 12 months or longer, and 35% and 40%, respectively, were spot contract revenues, which have contract terms of less than 12 months.  During both the 2019 second quarter and first six months, approximately 65% of marine transportation’s inland revenues were under term contracts, and 35% were spot contract revenues. Inland time charters during the 2020 second quarter and first six months represented 68% and 67%, respectively, of the inland revenues under term contracts compared with 63% and 62%, respectively, in the 2019 second quarter and first six months.  Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared with term contracts renewed in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to the 2019 first quarter. Spot contract rates in the 2020 second quarter decreased in the 5% to 10% average range compared to the 2019 second quarter. There was no material rate increase on January 1, 2020 related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During both the 2020 second quarter and first six months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues.  During both the 2019 second quarter and first six months, approximately 80%, respectively, of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters during both the 2020 second quarter and first six months each represented approximately 90%, of coastal revenues under term contracts compared with 85% during both the 2019 second quarter and first six months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared with term contracts renewed in the 2019 first quarter.  Rates on coastal term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Spot market rates in the 2020 first quarter improved in the 10% to 15% average range compared to the 2019 first quarter.  Spot market rates in the 2020 second quarter were flat compared to the 2019 second quarter.

Marine Transportation Costs and Expenses

Costs and expenses for the 2020 second quarter decreased 6% compared with the 2019 second quarter and were flat for the 2020 first six months compared to the 2019 first six months.  Costs of sales and operating expenses for the 2020 second quarter and first six months decreased 8% and 1%, respectively, compared with the 2019 second quarter and first six months, primarily due cost reductions across the segment, including a reduction in towboats during the second quarter and a reduction in maintenance expenses, partially offset by the addition of the Savage fleet in April 2020 and the Cenac fleet in March 2019.

The inland marine transportation fleet operated an average of 324 towboats during the 2020 second quarter, of which an average of 59 were chartered, compared with 309 during the 2019 second quarter, of which an average of 78 were chartered. The increase was primarily due to the addition of inland towboats with the Savage acquisition on April 1, 2020, partially offset by towboats released during the 2020 second quarter. Generally, as demand or anticipated demand increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2020 second quarter, the inland operations consumed 13.5 million gallons of diesel fuel compared to 12.6 million gallons consumed during the 2019 second quarter. The average price per gallon of diesel fuel consumed during the 2020 second quarter was $1.12 per gallon compared with $2.24 per gallon for the 2019 second quarter. During the 2020 first six months, the inland operations consumed 26.1 million gallons of diesel fuel compared to 24.0 million gallons consumed during the 2019 first six months. The average price per gallon of diesel fuel consumed during the 2020 first six months was $1.55 per gallon compared with $2.09 per gallon for the 2019 first six months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2020 second quarter and first six months decreased 8% and 6%, respectively, compared with the 2019 second quarter and first six months.  The decrease is primarily due to aggressive cost reduction initiatives throughout the organization as a result of the uncertainty surrounding the COVID-19 pandemic.

Taxes, other than on income, for the 2020 second quarter and first six months increased 21% and 20%, respectively, compared with the 2019 second quarter and first six months, primarily due to higher property taxes on marine transportation equipment, including the Savage and Cenac fleets, and higher waterway use taxes due to higher business activity levels, primarily due to the Savage and Cenac acquisitions.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2020 second quarter and first six months decreased 4% and increased 15%, respectively, compared with the 2019 second quarter and first six months.  The 2020 second quarter operating margin was 13.5% compared with 13.2% for the 2019 second quarter and 13.0% for the 2020 first six months compared to 11.5% for the 2019 first six months.  The operating income decrease in the 2020 second quarter compared to the 2019 second quarter was primarily due to reduced utilization and spot contract pricing in the inland and coastal markets as a result of a deduction in demand due to the COVID-19 pandemic, partially offset by the Savage acquisition.  The operating income increase in the 2020 first six months compared to the 2019 first six months was primarily due to the Savage and Cenac acquisitions and increased term contract pricing, partially offset by the effects of the COVID-19 pandemic.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income (loss) and operating margins (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Distribution and services revenues	$160,172	$366,756	(56)%	$400,841	$743,256	(46)%

Costs and expenses:
Costs of sales and operating expenses	128,549	295,958	(57)	316,222	586,423	(46)
Selling, general and administrative	37,225	37,195	—	75,197	74,586	1
Taxes, other than on income	1,912	1,411	36	3,882	3,428	13
Depreciation and amortization	6,633	9,064	(27)	15,969	18,082	(12)
	174,319	343,628	(49)	411,270	682,519	(40)
Operating income (loss)	$(14,147)	$23,128	(161)%	$(10,429)	$60,737	(117)%
Operating margins	(8.8)%	6.3%		(2.6)%	8.2%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution, and the customers for each market:

Markets Serviced	2020 Second Quarter Revenue Distribution	2020 Six Months Revenue Distribution	Customers
Oil and Gas	19%	27%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	81%	73%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2020 second quarter and first six months decreased 56% and 46%, respectively, compared with the 2019 second quarter and first six months, revenue. The decreases were primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and the 2020 first six months, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during the 2020 second quarter and first six months.  For the 2020 second quarter and first six months, the oil and gas market contributed 19% and 27%, respectively, of the distribution and services revenues.

The commercial and industrial market revenues, which contributed 81% and 73%, respectively, of the distribution and services revenues for the 2020 second quarter and first six months, decreased compared to the 2019 second quarter and first six months, primarily due to reductions in on-highway and power generation service demand as a result of the COVID-19 pandemic and resulting economic slowdown and nationwide, state, and local stay-at-home orders, partially offset by contributions from the Convoy acquisition.  Demand in the marine repair and nuclear power generation businesses remained solid in the 2020 second quarter and 2020 first six months, but were down modestly compared to the 2019 second quarter first six months due to reduced engine overhauls and engine sales.

Distribution and Services Costs and Expenses

Costs and expenses for the 2020 second quarter and first six months decreased 49% and 40%, respectively, compared with the 2019 second quarter and first six months. Costs of sales and operating expenses for the 2020 second quarter and first six months decreased 57% and 46%, respectively, compared with the 2019 second quarter and first six months, reflecting lower demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for the 2020 second quarter was flat compared with the 2019 second quarter and increased 1% for the 2020 first six months compared to the 2019 first six months.  The increase was primarily due to a bad debt expense charge of $3,339,000 recorded during the 2020 second quarter as a result of the bankruptcy of a large oil and gas customer and $1,354,000 of severance expense as a result of continued workforce reductions, partially offset by aggressive cost reduction initiatives throughout the organization as a result of the uncertainty surrounding the COVID-19 pandemic.

Depreciation and amortization for the 2020 second quarter and first six months decreased 27% and 12% compared with the 2019 second quarter and first six months.  The decrease was primarily due lower amortization of intangible assets other than goodwill, which were impaired during the 2020 first quarter.

Distribution and Services Operating Income (Loss) and Operating Margins

Operating income for the distribution and services segment for the 2020 second quarter and first six months decreased 161% and 117%, respectively, compared with the 2019 second quarter and first six months. The operating margin for the 2020 second quarter was (8.8)% compared with 6.3% for the 2019 second quarter and (2.6)% for the 2020 first six months compared to 8.2% for the 2019 first six months. The results primarily reflected a decrease in margins in the commercial and industrial market and losses in oil and gas market.

(Gain) Loss on Disposition of Assets

The Company reported a net loss on disposition of assets of $189,000 for the 2020 second quarter compared with a net gain of $3,118,000 for the 2019 second quarter.  The Company reported a net gain on disposition of assets of $303,000 for the 2020 first six months compared to $5,275,000 for the 2019 first six months.  The net gains were primarily from sales of marine equipment.  The 2019 first six months also included sales of distribution and services’ properties.

Other Income and Expenses

The following table sets forth impairments and other charges, other income, noncontrolling interests and interest expense (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Impairments and other charges	$—	$—	—%	$(561,274)	$—	N/A
Other income	$2,290	$2,381	(4)%	$5,013	$1,813	177%
Noncontrolling interests	$(261)	$(153)	71%	$(539)	$(314)	72%
Interest expense	$(12,708)	$(15,515)	(18)%	$(25,507)	$(28,716)	(11)%

Impairments and Other Charges

Impairments and other charges includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.

Other Income

Other income for the 2020 and 2019 second quarters includes income of $1,467,000 and $1,280,000, respectively, and the 2020 and 2019 first six months includes income of $3,639,000 and $1,726,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt, average interest rate, and capitalized interest excluded from interest expense (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Average debt	$1,700,111	$1,641,311	$1,571,072	$1,550,342
Average interest rate	3.0%	3.8%	3.2%	3.8%
Capitalized interest	$—	$182	$—	$825

Interest expense for the 2020 second quarter and first six months decreased 18% and 11%, respectively, compared with the 2019 second quarter and first six months, primarily due to a lower average interest rate, partially offset by higher average debt outstanding as a result of borrowings to finance the Convoy acquisition in January 2020 and the Savage acquisition in April 2020.

(Provision) Benefit for Taxes on Income

During the first six months of 2020, pursuant to provisions of the CARES Act, net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017.  This caused a reduction in the effective tax rate during the six months ended June 30, 2020 as net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% currently in effect at June 30, 2020.  The 2020 second quarter generated an effective tax rate benefit as a result of such carrybacks and resulted in a lower effective tax rate for 2020.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2020	December 31, 2019	% Change
Assets:
Current assets	$1,078,314	$917,579	18%
Property and equipment, net	3,976,025	3,777,110	5
Operating lease right-of-use assets	183,048	159,641	15
Goodwill	657,832	953,826	(31)
Other intangibles, net	73,556	210,682	(65)
Other assets	48,236	60,259	(20)
	$6,017,011	$6,079,097	(1)%
Liabilities and stockholders’ equity:
Current liabilities	$478,696	$514,115	(7)%
Long-term debt, net – less current portion	1,642,832	1,369,751	20
Deferred income taxes	568,816	588,204	(3)
Operating lease liabilities – less current portion	171,629	139,457	23
Other long-term liabilities	103,054	95,978	7
Total equity	3,051,984	3,371,592	(9)
	$6,017,011	$6,079,097	(1)%

Current assets as of June 30, 2020 increased 18% compared with December 31, 2019.  Trade accounts receivable decreased 8% primarily due to decreased activities in the distribution and services segment, primarily related to the oil and gas market and reduced utilization in the marine transportation segment, partially offset by the Convoy acquisition.  Other accounts receivable increased 119%, primarily due to federal income taxes receivable of $125,883,000 recorded for net operating losses generated during tax years 2019 and 2020 offset against taxable income during tax years 2014 through 2017 under provisions of the CARES Act.  Inventories, net decreased by 4% primarily due to reduced business activity levels in the oil and gas market and write downs of oilfield and pressure pumping related inventory, partially offset by inventory acquired from Convoy.

Property and equipment, net of accumulated depreciation, at June 30, 2020 increased 5% compared with December 31, 2019.  The increase reflected $87,894,000 of capital expenditures (net of a decrease in accrued capital expenditures) for the 2020 first six months, more fully described under Cash Flows and Capital Expenditures above, and $237,819,000 of acquisitions, primarily including the four newly constructed inland pressure barges purchased in the 2020 first six months and the aggregate fair value of the property and equipment acquired in the Savage and Convoy acquisitions, partially offset by $104,528,000 of depreciation expense, $16,395,000 of impairment charges, and $5,875,000 of property disposals during the 2020 first six months.

Operating lease right-of-use assets as of June 30, 2020 increased 15% compared with December 31, 2019, primarily due to leases acquired as part of the Savage and Convoy acquisitions.

Goodwill as of June 30, 2020 decreased 31% compared with December 31, 2019, primarily due to a goodwill impairment in the distribution and services segment, partially offset by goodwill recorded as part of the Savage and Convoy acquisitions.

Other intangibles, net, as of June 30, 2020 decreased 65% compared with December 31, 2019, primarily due to impairments of customer relationship, tradename, and distributorship assets in the distribution and services segment as well as amortization of intangibles, partially offset by intangible assets recorded as part of the Convoy and Savage acquisitions.

Current liabilities as of June 30, 2020 decreased 7% compared with December 31, 2019. Accounts payable decreased 14%, primarily due to decreased shipyard maintenance accruals on coastal equipment and reduced activity levels in the distribution and services segment, partially offset by the Convoy acquisition. Accrued liabilities decreased 3% primarily from payment during the 2020 first quarter of employee incentive compensation bonuses accrued during 2019.  Deferred revenues decreased 15%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, net – less current portion, as of June 30, 2020 increased 20% compared with December 31, 2019, primarily reflecting additional borrowings of $425,000,000 under the Revolving Credit Facility, partially offset by the repayment of $150,000,000 of 2.72% unsecured senior notes upon maturity.  Net debt discounts and deferred issuance costs were $7,168,000 at June 30, 2020 and $5,249,000 (excluding $2,650,000 attributable to the Revolving Credit Facility included in other assets on the balance sheet) at December 31, 2019.

Deferred income taxes as of June 30, 2020 decreased 3% compared with December 31, 2019, primarily reflecting the 2020 first six months deferred tax benefit of $18,588,000.

Operating lease liabilities – less current portion, as of June 30, 2020 increased 23% compared with December 31, 2019, primarily due to leases acquired as part of the Savage and Convoy acquisitions.

Other long-term liabilities as of June 30, 2020 increased 7% compared with December 31, 2019, primarily due to accrued payroll taxes deferred under provisions of the CARES Act and an increase in pension liabilities, partially offset by amortization of intangible liabilities.

Total equity as of June 30, 2020 decreased 9% compared with December 31, 2019. The decrease was primarily the result of a net loss attributable to Kirby of $322,239,000 for the 2020 first six months and tax withholdings of $3,191,000 on restricted stock and RSU vestings, partially offset by an increase in additional paid-in capital due to amortization of unearned share-based compensation of $8,652,000.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2020	December 31, 2019
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$425,000	$—
Term Loan due March 27, 2024 (a)	375,000	375,000
2.72% senior notes due February 27, 2020	—	150,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2021	—	—
Bank notes payable	7	16
	1,650,007	1,375,016
Unamortized debt discounts and issuance costs (b)	(7,168)	(5,249)
	$1,642,839	$1,369,767

(a)	Variable interest rate of 1.6% and 2.9% at June 30, 2020 and December 31, 2019, respectively.
(b)	Excludes $2,650,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2019.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024.  The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,363,000 and available borrowing capacity was $419,637,000 as of June 30, 2020.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

Outstanding letters of credit under the $10,000,000 credit line were $1,171,000 and available borrowing capacity was $8,829,000 as of June 30, 2020.

As of June 30, 2020, the Company was in compliance with all covenants under its debt instruments.  For additional information about the Company’s debt instruments, see “Long-Term Financing” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2020 first six months. As of August 5, 2020, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $242,144,000 and $188,197,000 for the 2020 and 2019 first six months, respectively. The improvement was driven by increased revenues and operating income in the marine transportation segment driven by the Savage acquisition in April 2020, the Cenac acquisition in March 2019, and increased coastal pricing and inland term pricing, partially offset by decreased inland spot pricing.  The improvement was also due to changes in certain operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and a decrease in trade accounts receivable compared to an increase in the 2019 first six months, driven by reduced business activity levels in the distribution and services segment.  In addition, during the six months ended June 30, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 5, 2020, the Company also had cash equivalents of $104,821,000, availability of $454,637,000 under its Revolving Credit Facility, and $8,829,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of June 30, 2020, the Company had $419,637,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023 and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly installments, currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,169,000 at June 30, 2020, including $11,345,000 in letters of credit and $11,824,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2020, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting previously disclosed in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020.

Changes in Internal Control Over Financial Reporting.  During the second quarter of 2020, certain distribution and services branch locations completed the preparation and implementation of a series of changes to their financial reporting systems and processes.  Certain other distribution and services branch locations are expected to complete similar implementations in future periods throughout 2020.  In addition, the Company has implemented the remediation plan described below.  There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan. As previously indicated in Part I, Item 4, Controls and Procedures, of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2020, the Company amended its control activities to mitigate significant risks identified, including updating its policies and procedures regarding the recognition of goodwill impairments, specifically to review the considerations of all tax impacts caused by the recognition of such goodwill impairments.  The Company believes these changes and the appropriate testing of their effectiveness will remediate this material weakness by September 30, 2020.

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

In December 2019, COVID-19 surfaced in Wuhan, China.  In response to the resulting pandemic, various countries, including the United States, either mandated or recommended business closures, travel restrictions or limitations, social distancing, and/or self-quarantine, among other actions.  Additionally, various state and local governments in locations where the Company operates took similar actions.  The full impact and duration of the outbreak is still unknown and the situation is rapidly evolving as many governments are in various stages of removing or easing these actions.  In some cases, governments have reinstated actions and they may impose new actions in an effort to reduce or manage current or anticipated levels of infection.  The extent and duration of these impacts is unknown at this time, but there has been a negative impact on the global and United States economies, including the oil and gas industry, which has reduced demand for the Company’s products and services.

These impacts could place limitations on the Company’s ability to execute on its business plan and materially and adversely affect its business, financial condition and results of operations. The Company continues to monitor the situation, actively implemented policies and procedures to address the situation, including its pandemic response plan and business continuity plan, and took steps to reduce costs.  As the pandemic continues to further unfold, the Company may adjust its current policies and procedures as government mandates or recommendations change or as more information and guidance become available. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on the Company. This situation is changing rapidly and additional impacts may arise that the Company is not aware of currently.

There have been no other material changes that the Company is aware of from the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and previously updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Dated: August 6, 2020