Form 10-Q
period 2020-09-30
KIRBY CORP
filed 2020-11-09
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, 60,039,000 shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$119,586	$24,737
Accounts receivable:
Trade – less allowance for doubtful accounts	304,021	379,174
Other	257,656	104,175
Inventories – net	321,433	351,401
Prepaid expenses and other current assets	58,023	58,092
Total current assets	1,060,719	917,579

Property and equipment	5,629,361	5,324,090
Accumulated depreciation	(1,671,217)	(1,546,980)
Property and equipment – net	3,958,144	3,777,110

Operating lease right-of-use assets	178,714	159,641
Goodwill	657,800	953,826
Other intangibles, net	71,313	210,682
Other assets	54,430	60,259
Total assets	$5,981,120	$6,079,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$155	$16
Income taxes payable	459	665
Accounts payable	156,950	206,778
Accrued liabilities	228,764	236,350
Current portion of operating lease liabilities	32,545	27,324
Deferred revenues	31,192	42,982
Total current liabilities	450,065	514,115

Long-term debt, net – less current portion	1,578,189	1,369,751
Deferred income taxes	591,346	588,204
Operating lease liabilities – less current portion	167,884	139,457
Other long-term liabilities	115,269	95,978
Total long-term liabilities	2,452,688	2,193,390

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	842,301	835,899
Accumulated other comprehensive income – net	(45,635)	(37,799)
Retained earnings	2,571,189	2,865,939
Treasury stock – at cost, 5,434,000 shares at September 30, 2020 and 5,513,000 at December 31, 2019	(299,139)	(301,963)
Total Kirby stockholders’ equity	3,075,263	3,368,623
Noncontrolling interests	3,104	2,969
Total equity	3,078,367	3,371,592
Total liabilities and equity	$5,981,120	$6,079,097

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$320,602	$412,665	$1,104,846	$1,185,072
Distribution and services	175,965	254,144	576,806	997,400
Total revenues	496,567	666,809	1,681,652	2,182,472

Costs and expenses:
Costs of sales and operating expenses	340,764	458,514	1,167,871	1,558,664
Selling, general and administrative	61,720	64,656	199,412	206,602
Taxes, other than on income	9,077	10,909	33,548	31,486
Depreciation and amortization	54,779	54,455	165,067	164,771
Impairments and other charges	—	—	561,274	—
(Gain) loss on disposition of assets	316	374	13	(4,901)
Total costs and expenses	466,656	588,908	2,127,185	1,956,622

Operating income (loss)	29,911	77,901	(445,533)	225,850
Other income	1,172	864	6,185	2,677
Interest expense	(11,809)	(14,310)	(37,316)	(43,026)

Earnings (loss) before taxes on income	19,274	64,455	(476,664)	185,501
(Provision) benefit for taxes on income	8,419	(16,305)	182,657	(45,454)

Net earnings (loss)	27,693	48,150	(294,007)	140,047
Less: Net earnings attributable to noncontrolling interests	(204)	(163)	(743)	(477)

Net earnings (loss) attributable to Kirby	$27,489	$47,987	$(294,750)	$139,570

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.46	$0.80	$(4.92)	$2.33
Diluted	$0.46	$0.80	$(4.92)	$2.32

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	($ in thousands)

Net earnings (loss)	$27,693	$48,150	$(294,007)	$140,047
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(4,279)	172	(6,674)	6,640
Foreign currency translation adjustments	(239)	(618)	(1,162)	(542)
Total other comprehensive income (loss), net of taxes	(4,518)	(446)	(7,836)	6,098

Total comprehensive income (loss), net of taxes	23,175	47,704	(301,843)	146,145
Net earnings attributable to noncontrolling interests	(204)	(163)	(743)	(477)

Comprehensive income (loss) attributable to Kirby	$22,971	$47,541	$(302,586)	$145,668

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(294,007)	$140,047
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	165,067	164,771
Provision for deferred income taxes	5,382	40,502
Impairments and other charges	561,274	—
Amortization of unearned share-based compensation	12,066	11,079
Amortization of major maintenance costs	21,857	17,295
Other	3,523	(5,073)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(115,399)	18,978
Net cash provided by operating activities	359,763	387,599

Cash flows from investing activities:
Capital expenditures	(129,371)	(184,068)
Acquisitions of businesses and marine equipment	(348,772)	(257,540)
Proceeds from disposition of assets	6,538	34,490
Net cash used in investing activities	(471,605)	(407,118)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	360,139	(417,377)
Borrowings on long-term debt	—	500,000
Payments on long-term debt	(150,000)	(60,000)
Payments of debt issue costs	—	(2,397)
Proceeds from exercise of stock options	353	3,563
Payments related to tax withholding for share-based compensation	(3,193)	(2,031)
Other	(608)	(614)
Net cash provided by financing activities	206,691	21,144
Increase in cash and cash equivalents	94,849	1,625

Cash and cash equivalents, beginning of year	24,737	7,800
Cash and cash equivalents, end of period	$119,586	$9,425

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$45,776	$52,436
Income taxes paid (refunded)	$(36,499)	$3,155
Operating cash outflow from operating leases	$32,507	$29,424
Non-cash investing activity:
Capital expenditures included in accounts payable	$11,441	$6,410
Right-of-use assets obtained in exchange for lease obligations	$42,470	$9,736

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2020	65,472	$6,547	$838,874	$(41,117)	$2,543,700	(5,434)	$(299,124)	$3,104	$3,051,984
Issuance of stock for equity awards, net of forfeitures	—	—	13	—	—	—	(13)	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(2)	—	(2)
Amortization of unearned share-based compensation	—	—	3,414	—	—	—	—	—	3,414
Total comprehensive income, net of taxes	—	—	—	(4,518)	27,489	—	—	204	23,175
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Balance at September 30, 2020	65,472	$6,547	$842,301	$(45,635)	$2,571,189	(5,434)	$(299,139)	$3,104	$3,078,367

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2019	65,472	$6,547	$829,460	$(26,967)	$2,815,175	(5,570)	$(305,061)	$3,018	$3,322,172
Stock option exercises	—	—	237	—	—	26	1,425	—	1,662
Issuance of stock for equity awards, net of forfeitures	—	—	23	—	—	—	(23)	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(8)	—	(8)
Amortization of unearned share-based compensation	—	—	3,172	—	—	—	—	—	3,172
Total comprehensive income, net of taxes	—	—	—	(446)	47,987	—	—	163	47,704
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Balance at September 30, 2019	65,472	$6,547	$832,892	$(27,413)	$2,863,162	(5,544)	$(303,667)	$2,977	$3,374,498

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(5,690)	—	—	103	5,690	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(3,193)	—	(3,193)
Amortization of unearned share-based compensation	—	—	12,066	—	—	—	—	—	12,066
Total comprehensive loss, net of taxes	—	—	—	(7,836)	(294,750)	—	—	743	(301,843)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(608)	(608)
Balance at September 30, 2020	65,472	$6,547	$842,301	$(45,635)	$2,571,189	(5,434)	$(299,139)	$3,104	$3,078,367

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	355	—	—	60	3,263	—	3,618
Issuance of stock for equity awards, net of forfeitures	—	—	(1,889)	—	—	34	1,889	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,031)	—	(2,031)
Amortization of unearned share-based compensation	—	—	11,079	—	—	—	—	—	11,079
Total comprehensive income, net of taxes	—	—	—	6,098	139,570	—	—	477	146,145
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(614)	(614)
Balance at September 30, 2019	65,472	$6,547	$832,892	$(27,413)	$2,863,162	(5,544)	$(303,667)	$2,977	$3,374,498

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications have been made to reflect the current presentation of financial information. Such reclassifications have no impact on previously reported net earnings (loss), stockholders’ equity, or cash flows.

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

During the nine months ended September 30, 2020, the Company purchased five newly constructed inland pressure barges for $33,150,000 in cash.

On April 1, 2020, the Company completed the acquisition of the inland tank barge fleet of Savage Inland Marine, LLC (“Savage”) for $278,999,000 in cash.  Savage’s tank barge fleet consisted of 92 inland tank barges with approximately 2.5 million barrels of capacity and 45 inland towboats. The Savage assets that were acquired primarily move petrochemicals, refined products, and crude oil on the Mississippi River, its tributaries, and the Gulf Intracoastal Waterway.  The Company also acquired Savage’s ship bunkering business and barge fleeting business along the Gulf Coast. The Company considers Savage to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company’s inland based marine transportation business and lowers the average age of its fleet.

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

The fair values of the assets acquired and liabilities assumed from the Savage and Convoy acquisitions recorded at the respective acquisition dates were as follows (in thousands):

	Savage	Convoy
Assets:
Accounts receivable	$—	$5,677
Inventories	—	11,771
Prepaid expenses	1,067	177
Property and equipment	210,065	415
Operating lease right-of-use assets	27,085	3,713
Goodwill	81,635	10,309
Other intangibles	2,300	17,170
Total assets	$322,152	$49,232
Liabilities:
Accounts payable and accrued liabilities	$68	$8,339
Operating lease liabilities, including current portion	43,085	3,713
Total liabilities	$43,153	$12,052
Net assets acquired	$278,999	$37,180

The Company acquired customer relationships with an estimated value of $2,300,000 from Savage with an amortization period of 10 years. The fair values of the Savage acquisition have not been finalized and are provisional, pending completion of the tangible and intangible valuation studies.  Acquisition related costs of $376,000, consisting primarily of legal and other professional fees, were expensed as incurred to selling, general and administrative expense. All goodwill recorded for the Savage acquisition will be deductible for tax purposes.
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

Pro forma results of the acquisitions made in the 2020 first nine months have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

(4)	Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Marine transportation segment:
Inland transportation	$247,647	$316,000	$869,224	$909,247
Coastal transportation	72,955	96,665	235,622	275,825
	$320,602	$412,665	$1,104,846	$1,185,072
Distribution and services segment:
Oil and gas	$48,741	$118,096	$158,043	$540,061
Commercial and industrial	127,224	136,048	418,763	457,339
	$175,965	$254,144	$576,806	$997,400

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized in the 2020 and 2019 first nine months that were included in the opening contract liability balances were $37,153,000 and $75,105,000, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets.  The Company did not have any contract assets at September 30, 2020  or December 31, 2019.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $6,768,000 and $23,115,000 for the three months and nine months ended September 30, 2020, respectively, and $7,201,000 and $22,182,000 for the three months and nine months ended September 30, 2019, respectively, have been eliminated from the tables below. The related intersegment profit of $676,000 and $2,311,000 for the three months and nine months ending September 30, 2020, respectively, and $720,000 and $2,218,000 for the three months and nine months ended September 30, 2019, respectively, have also been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Marine transportation	$320,602	$412,665	$1,104,846	$1,185,072
Distribution and services	175,965	254,144	576,806	997,400
	$496,567	$666,809	$1,681,652	$2,182,472
Segment profit (loss):
Marine transportation	$32,391	$72,697	$134,482	$161,364
Distribution and services	1,104	9,132	(9,325)	69,869
Other	(14,221)	(17,374)	(601,821)	(45,732)
	$19,274	$64,455	$(476,664)	$185,501

	September 30, 2020	December 31, 2019
Total assets:
Marine transportation	$4,795,002	$4,536,368
Distribution and services	814,550	1,422,394
Other	371,568	120,335
	$5,981,120	$6,079,097

The following table presents the details of “Other” segment loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
General corporate expenses	$(3,268)	$(3,554)	$(9,403)	$(10,284)
Gain (loss) on disposition of assets	(316)	(374)	(13)	4,901
Impairments and other charges	—	—	(561,274)	—
Interest expense	(11,809)	(14,310)	(37,316)	(43,026)
Other income	1,172	864	6,185	2,677
	$(14,221)	$(17,374)	$(601,821)	$(45,732)

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2020	December 31, 2019
General corporate assets	$369,084	$118,310
Investment in affiliates	2,484	2,025
	$371,568	$120,335

(6)	Long-Term Debt

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  As of September 30, 2020, the Company had availability of $484,637,000 under the Revolving Credit Facility.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

The following table presents the carrying value and fair value of debt outstanding (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility (a)	$360,000	$360,000	$—	$—
Term Loan (a)	375,000	375,000	375,000	375,000
2.72% senior notes due February 27, 2020	—	—	150,000	151,547
3.29% senior notes due February 27, 2023	350,000	362,820	350,000	353,216
4.2% senior notes due March 1, 2028	500,000	585,096	500,000	541,546
Bank notes payable	155	155	16	16
Unamortized debt discounts and issuance costs (b)	(6,811)	—	(5,249)	—
	$1,578,344	$1,683,071	$1,369,767	$1,421,325

(a)          Variable interest rates of 1.5% and 2.9% at September 30, 2020 and December 31, 2019, respectively.
(b)          Excludes $2,650,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2019.

The fair value of debt outstanding was determined using inputs characteristic of a Level 2 fair value measurement.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Nine months ended September 30,
	2020	2019
Borrowings on bank credit facilities	$582,212	$1,294,647
Payments on bank credit facilities	(222,073)	(1,712,024)
	$360,139	$(417,377)

(7)	Leases

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2020	December 31, 2019
2020	$10,643	$33,374
2021	38,059	25,911
2022	33,014	23,098
2023	27,500	19,162
2024	23,063	15,330
Thereafter	117,351	92,991
Total lease payments	249,630	209,866
Less: imputed interest	(49,201)	(43,085)
Operating lease liabilities	$200,429	$166,781

The following table sets forth lease costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$11,553	$9,490	$32,467	$29,461
Variable lease cost	485	386	1,081	1,417
Short-term lease cost	4,645	7,727	17,998	24,582
Sublease income	(418)	(366)	(792)	(924)
	$16,265	$17,237	$50,754	$54,536

The following table summarizes other supplemental information about the Company’s operating leases :

	September 30, 2020	December 31, 2019
Weighted average discount rate	4.1%	4.0%
Weighted average remaining lease term	10 years	11 years

(8)	Impairments and Other Charges

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

The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2019 (gross)	$424,149	$549,846	$973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2019	405,575	548,251	953,826
Impairment	—	(387,970)	(387,970)
Savage acquisition	81,635	—	81,635
Convoy acquisition	—	10,309	10,309
Balance at September 30, 2020 (gross)	505,784	560,155	1,065,939
Accumulated impairment and amortization	(18,574)	(389,565)	(408,139)
Balance at September 30, 2020	$487,210	$170,590	$657,800

(9)	Stock Award Plans

During the nine months ended September 30, 2020, the Company granted 153,460 restricted stock units (“RSUs”) and 114,600 stock options to selected officers and other key employees under its employee stock award plan.  The RSUs vest ratably over five years and the stock options become exercisable ratably over three years and expire after seven years.

During the nine months ended September 30, 2020, the Company granted 39,913 shares of restricted stock to nonemployee directors of the Company under the director stock award plan.  The restricted stock vests six months after the date of grant except that restricted stock granted in lieu of cash director fees vests in equal quarterly increments through March 31, 2021.

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Compensation cost	$3,414	$3,172	$12,066	$11,079
Income tax benefit	$1,181	$813	$3,332	$2,722

(10)	Taxes on Income

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic.  One provision of the CARES Act allows net operating losses generated in 2018 through 2020 to be carried back up to five years.  Pursuant to this provision of the CARES Act, the Company recorded a federal current benefit for taxes on income for the nine months ended September 30, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017.  This caused a reduction in the effective tax rate during the nine months ended September 30, 2020 as net operating losses carried back to tax years 2013 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at September 30, 2020.  Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $58,746,000 and a decrease in the Company’s deferred tax asset related to federal net operating losses of $89,358,000.  During the nine months ended September 30, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013. At September 30, 2020, the Company had a federal income tax receivable of $159,557,000 included in Accounts Receivable – Other on the balance sheet.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings (loss) before taxes on income:
United States	$19,246	$64,550	$(476,382)	$186,205
Foreign	28	(95)	(282)	(704)
	$19,274	$64,455	$(476,664)	$185,501
Provision (benefit) for taxes on income:
Federal:
Current	$(33,690)	$—	$(189,994)	$—
Deferred	23,350	14,495	16,056	40,502
State and local:
Current	1,257	1,675	1,875	4,820
Deferred	620	—	(10,674)	—
Foreign - current	44	135	80	132
	$(8,419)	$16,305	$(182,657)	$45,454

(11)	Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to Kirby	$27,489	$47,987	$(294,750)	$139,570
Undistributed earnings allocated to restricted shares	(57)	(128)	—	(369)
Income (loss) available to Kirby common stockholders – basic	27,432	47,859	(294,750)	139,201
Undistributed earnings allocated to restricted shares	57	128	—	369
Undistributed earnings reallocated to restricted shares	(57)	(128)	—	(368)
Income (loss) available to Kirby common stockholders – diluted	$27,432	$47,859	$(294,750)	$139,202

Shares outstanding:
Weighted average common stock issued and outstanding	60,038	59,908	60,015	59,891
Weighted average unvested restricted stock	(123)	(159)	(112)	(158)
Weighted average common stock outstanding – basic	59,915	59,749	59,903	59,733
Dilutive effect of stock options and restricted stock units	16	157	—	146
Weighted average common stock outstanding – diluted	59,931	59,906	59,903	59,879

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.46	$0.80	$(4.92)	$2.33
Diluted	$0.46	$0.80	$(4.92)	$2.32

Certain outstanding options to purchase approximately 681,000 and 297,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2020 and 2019, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 162,000 and 5,000 shares of common stock were also excluded in the computation of diluted earnings per share as of September 30, 2020 and 2019, respectively, as such RSUs would have been antidilutive.

(12)	Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$269,604	$291,214
Work in process	51,829	60,187
	$321,433	$351,401

(13)	Retirement Plans

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $797,000 and $958,000 to the Higman pension plan in the nine months ended September 30,2020 for the 2019 and 2020 plan years, respectively. In addition, the Company made its final anticipated 2020 contribution of $480,000 to the Higman pension plan during October 2020 for the 2020 plan year.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plan		SERP
	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$1,917	$1,841	$—	$—
Interest cost	3,919	4,123	10	13
Expected return on plan assets	(5,960)	(5,239)	—	—
Amortization of actuarial loss	994	359	8	7
Net periodic benefit cost	$870	$1,084	$18	$20

	Pension Benefits
	Pension Plan		SERP
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$5,753	$5,523	$—	$—
Interest cost	11,758	12,370	30	39
Expected return on plan assets	(17,883)	(15,717)	—	—
Amortization of actuarial loss	1,651	1,078	26	21
Net periodic benefit cost	$1,279	$3,254	$56	$60

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	6	7	17	23
Amortization of actuarial gain	(131)	(135)	(392)	(405)
Net periodic benefit cost	$(125)	$(128)	$(375)	$(382)

(14)	Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three months ended September 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$871	$(219)	$652	$231	$(59)	$172
Actuarial losses	(6,592)	1,661	(4,931)	—	—	—
Foreign currency translation	(239)	—	(239)	(618)	—	(618)
Total	$(5,960)	$1,442	$(4,518)	$(387)	$(59)	$(446)

	Nine months ended September 30,
	2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,285	$(324)	$961	$694	$(177)	$517
Actuarial gains (losses)	(10,201)	2,566	(7,635)	8,167	(2,044)	6,123
Foreign currency translation	(1,162)	—	(1,162)	(542)	—	(542)
Total	$(10,078)	$2,242	$(7,836)	$8,319	$(2,221)	$6,098

(a)	Actuarial gains (losses) are amortized into other income. (See Note 13, Retirement Plans)

(15)	Contingencies

On May 10, 2019, two tank barges and a towboat, the M/V Voyager, owned and operated by Kirby Inland Marine, LP (“Kirby Inland Marine”), a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision penetrated the hull of the Kirby 30015T causing its cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in the U.S. District Court of the Southern District of Texas - Galveston Division seeking limitation of liability and asserting that the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law. Multiple claimants have filed claims in the limitation seeking damages under the Oil Pollution Act of 1990. The Company has various insurance policies covering liabilities including pollution, marine and general liability and believes that it has satisfactory insurance coverage for the potential liabilities arising from the incident. The Company believes its accrual of such estimated liability is adequate for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”) owned and operated by Kirby Offshore Marine, LLC, a wholly owned subsidiary of the Company, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The USCG and the NTSB designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action in the British Columbia Supreme Court against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On May 1, 2019, the Company filed a limitation action in the Federal Court of Canada seeking limitation of liability relating to the incident as provided under admiralty law. The Heiltsuk First Nation’s civil claim has been consolidated into the Federal Court limitation action as of July 26, 2019 and it is expected that the Federal Court of Canada will decide all claims against the Company. The Company is unable to estimate the potential exposure in the civil proceeding.  The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes its accrual of such estimated liability is adequate for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

On March 22, 2014, two tank barges and a towboat, the M/V Miss Susan, owned by Kirby Inland Marine, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks.  The Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees. The Company believes it has adequate insurance coverage for pollution, marine and other potential liabilities arising from the incident. The Company believes its accrual of such estimated liability is adequate for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

In addition, the Company is involved in various legal and other proceedings which are incidental to the conduct of its business, none of which in the opinion of management will have a material effect on the Company’s financial condition, results of operations, or cash flows. Management believes its accrual of such estimated liability is adequate and believes that it has adequate insurance coverage or has meritorious defenses for these other claims and contingencies.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $22,954,000 at September 30, 2020, including $11,181,000 in letters of credit and $11,773,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

For purposes of the Management’s Discussion, all net earnings (loss) per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares applicable to diluted earnings (loss) per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average common stock outstanding - diluted	59,931	59,906	59,903	59,879

 The increase in the weighted average number of common shares for the 2020 third quarter and first nine months compared with the 2019 third quarter and first nine months primarily reflected the issuance of restricted stock, the issuance of common stock for the vesting of RSUs and the exercise of stock options, partially offset by the exclusion of antidilutive stock options and RSUs outstanding during the 2020 first nine months.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of September 30, 2020, the Company operated a fleet of 1,084 inland tank barges with 24.5 million barrels of capacity, and an average of 265 inland towboats. The Company’s coastal fleet consisted of 47 tank barges with 4.3 million barrels of capacity and 44 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based oilfield service customers.

For the 2020 third quarter, net earnings attributable to Kirby were $27,489,000, or $0.46 per share, on revenues of $496,567,000, compared with 2019 third quarter net earnings attributable to Kirby of $47,987,000, or $0.80 per share, on revenues of $666,809,000.  For the 2020 first nine months, net loss attributable to Kirby was $294,750,000, or $4.92 per share, on revenues of $1,681,652,000, compared with 2019 first nine months net earnings attributable to Kirby of $139,570,000, or $2.32 per share, on revenues of $2,182,472,000. The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

Marine Transportation

For the 2020 third quarter and first nine months, the Company’s marine transportation segment generated 65% and 66%, respectively, of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for the 2020 third quarter and first nine months decreased 22% and 7%, respectively, and operating income decreased 55% and 17%, respectively, compared with the 2019 third quarter and first nine months revenues and operating income.  The decreases were primarily due to reduced barge utilization in the inland and coastal markets and decreased spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, lower fuel rebills, retirements of three large coastal barges, and planned shipyard activity in the coastal market. These reductions were partially offset by the acquisition of the Savage fleet acquired on April 1, 2020 and the Cenac Marine Services, LLC (“Cenac”) fleet acquired on March 14, 2019. The 2020 third quarter was impacted by hurricanes and tropical storms along the East and Gulf Coasts and the closure of the Illinois river. For the year to date periods, the 2020 first quarter and 2019 first six months were each impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For the 2020 third quarter and first nine months, the inland tank barge fleet contributed 77% and 79%, respectively, and the coastal fleet contributed 23% and 21%, respectively, of marine transportation revenues.  For both the 2019 third quarter and first nine months, the inland tank barge fleet contributed 77%, and the coastal fleet contributed 23% of marine transportation revenues.

During the 2020 second and third quarters, reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown contributed to lower barge utilization. Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter, the mid-80% range during the 2020 second quarter, and the low 70% range during the 2020 third quarter.  In 2019, inland tank barge utilization levels averaged in the mid-90% range during both the 2019 first and second quarters and the low 90% range during the 2019 third quarter. The 2020 first quarter and 2019 first nine months each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter and 2019 first six months slowed the transport of customer cargoes and contributed to strong barge utilization during those periods.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during both the 2020 second and third quarters.  In 2019, coastal tank barge utilization levels averaged in the low 80% range during the 2019 first quarter and the mid-80% range during both the 2019 second and third quarters. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry during each of the 2020 and 2019 first nine months.

During the 2020 third quarter and first nine months, approximately 70% and 65%, respectively, of marine transportation’s inland revenues were under term contracts, which have contract terms of 12 months or longer, and 30% and 35%, respectively, were spot contract revenues, which have contract terms of less than 12 months.  During both the 2019 third quarter and first nine months, approximately 65% of marine transportation’s inland revenues were under term contracts, and 35% were spot contract revenues. Inland time charters during both the 2020 third quarter and first nine months represented 67%, of the inland revenues under term contracts compared with 61% and 62%, respectively, in the 2019 third quarter and first nine months.  Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared with term contracts renewed in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Rates on inland term contracts renewed in the 2020 third quarter decreased in the 1% to 3% average range compared with term contracts renewed in the 2019 third quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to the 2019 first quarter. Spot contract rates in the 2020 second quarter decreased in the 5% to 10% average range compared to the 2019 second quarter.  Spot contract rates in the 2020 third quarter decreased approximately 10% compared to the 2019 third quarter.  There was no material rate increase on January 1, 2020 related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During both the 2020 third quarter and first nine months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues.  During both the 2019 third quarter and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters during both the 2020 third quarter and first nine months represented approximately 90% of coastal revenues under term contracts compared with 85% during both the 2019 third quarter and first nine months. Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared with term contracts renewed in the 2019 first quarter.  Rates on coastal term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Rates on coastal term contracts renewed in the 2020 third quarter decreased in the 4% to 6% average range compared with term contracts renewed in the 2019 third quarter.  Spot market rates in the 2020 first quarter improved in the 10% to 15% average range compared to the 2019 first quarter.  Spot market rates in both the 2020 second and third quarters were flat compared to the 2019 second and third quarters.

The marine transportation segment operating margin was 10.1% for the 2020 third quarter compared with 17.6% for the 2019 third quarter and 12.2% for the 2020 first nine months compared to 13.6% for the 2019 first nine months.

Distribution and Services

For the 2020 third quarter and first nine months, the distribution and services segment generated 35% and 34%, respectively, of the Company’s revenue, of which 89% and 92%, respectively, was generated from service and parts and 11% and 8%, respectively, from manufacturing. The results of the distribution and services segment are largely influenced by cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway, and other industrial markets.

Distribution and services revenues for the 2020 third quarter and first nine months decreased 31% and 42%, respectively, and operating income decreased 88% and 113%, respectively, compared with the 2019 third quarter and first nine months, revenues and operating income. The decreases were primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and the 2020 first nine months, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during the 2020 third quarter and first nine months.  For the 2020 third quarter and first nine months, the oil and gas market contributed 28% and 27%, respectively, of the distribution and services revenues.  For the 2019 third quarter and first nine months, the oil and gas market contributed 46% and 54%, respectively, of the distribution and services revenues.

The commercial and industrial market revenues decreased compared to the 2019 third quarter and first nine months, primarily due to reductions in on-highway and power generation service demand as a result of the COVID‑19 pandemic and the resulting economic slowdown and nationwide, state, and local stay-at-home orders, partially offset by contributions from the Convoy acquisition.  Demand in the marine business was also down due to reduced major overhaul activity and new engine sales.  For the 2020 third quarter and first nine months, the commercial and industrial market contributed 72% and 73%, respectively, of the distribution and services revenues.  For the 2019 third quarter and first nine months, the commercial and industrial market contributed 54% and 46%, respectively, of the distribution and services revenues.

The distribution and services segment operating margin for the 2020 third quarter was 0.6% compared with 3.6% for the 2019 third quarter and (1.6)% for the 2020 first nine months compared to 7.0% for the 2019 first nine months. The 2020 first nine months results were adversely impacted by the bankruptcy of a large oil and gas customer, resulting in a $3,339,000 bad debt expense charge and severance expenses of $1,354,000 as a result of continued workforce reductions.

Cash Flows and Capital Expenditures

The Company continued to generate favorable operating cash flows during the 2020 first nine months with net cash provided by operating activities of $359,763,000 compared with $387,599,000 for the 2019 first nine months, a 7% decrease. The decline was driven by decreased revenues and operating income in both the marine transportation and distribution and services segments.  Decreases in the marine transportation segment was driven by decreased barge utilization in the inland and coastal markets and decreased spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, partially offset by the Savage acquisition in April 2020 and the Cenac acquisition in March 2019.  The decline was also partially offset by changes in certain operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and a larger decrease in trade accounts receivable compared to the 2019 first nine months, driven by reduced business activity levels in both the marine transportation and distribution and services segments.  In addition, during the nine months ended September 30, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.  During the 2020 and 2019 first nine months, the Company generated cash of $6,538,000 and $34,490,000, respectively, from proceeds from the disposition of assets, and $353,000 and $3,563,000, respectively, from proceeds from the exercise of stock options.

For the 2020 first nine months, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $129,371,000 (including a decrease in accrued capital expenditures of $11,441,000), including $6,054,000 for inland towboat construction and $123,317,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $348,772,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions below.

The Company’s debt-to-capitalization ratio increased to 33.9% at September 30, 2020 from 28.9% at December 31, 2019, primarily due to borrowings under the Revolving Credit Facility to purchase the Savage fleet in the 2020 second quarter and the Convoy acquisition in the 2020 first quarter as well as the decrease in total equity, primarily from the net loss attributable to Kirby for the 2020 first nine months of $294,750,000. The Company’s debt outstanding as of September 30, 2020 and December 31, 2019 is detailed in Long-Term Financing below.

During the 2020 first nine months, the Company acquired 92 inland tank barges from Savage with a total capacity of approximately 2.5 million barrels, purchased five newly constructed inland pressure barges, retired 74 inland tank barges, transferred one tank barge to coastal, returned one leased inland tank barge, and brought back into service 10 inland tank barges.  The net result was an increase of 31 inland tank barges and approximately 1.1 million barrels of capacity during the 2020 first nine months.

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

Outlook

While there remains significant uncertainty around the full impact of the COVID-19 pandemic, in the inland marine transportation market, the Company expects a slow recovery until economic activity rebounds more significantly.  The reopening of the Illinois River in October is expected to contribute to sequential improvement in barge utilization rates in the 2020 fourth quarter.  Additionally, increased delays from seasonal winter weather are expected to have an adverse impact on operating efficiencies.  Overall, the Company expects inland revenues and operating income to be flat to down slightly in the 2020 fourth quarter when compared to the third quarter.

As of September 30, 2020, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 260 of those over 40 years old. The Company estimates that approximately 130 to 150 tank barges have been ordered for delivery throughout 2020 and many older tank barges, including approximately 80 expected by the Company, will be retired.  Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide. The extent of the retirements is dependent on market conditions, petrochemical and refinery production levels, and crude oil and natural gas condensate movements, all of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.  Given current market conditions as a result of the COVID-19 pandemic, the Company believes that industry retirements could be in the higher end of the historical range during 2020.

In the coastal marine transportation market, the spot market is expected to remain challenging in the near term until demand for refined products and black oil materially improves.  However, compared to the 2020 third quarter, reduced delays associated with recent hurricanes and tropical storms on the East and Gulf Coasts are expected to modestly benefit the fourth quarter’s results.  Overall, the Company expects coastal revenues to be flat sequentially, with operating margins in the negative low single digits.

As of September 30, 2020, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced coastal tank barge and tugboat unit in the 195,000 barrels or less category delivered during the 2020 second quarter in addition to one under construction by a competitor for delivery in 2021.

The results of the distribution and services segment are largely influenced by the cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.  Activity in oil and gas is slowly recovering from 2020 second quarter lows.  In the 2020 fourth quarter, the Company expects to benefit from gradual improvement in the economy, but a weak oil and gas market, potential customer budget exhaustion, and some seasonality will likely result in sequential reductions in revenues and operating income. Further, the oil and gas market activity is expected to be impacted as customers continue to rationalize excess pressure pumping capacity resulting in limited deliveries of new pressure pumping units.  Also, many oil and gas companies are expected to slow drilling and completions activity in the fourth quarter, further reducing demands for parts and service.

In the distribution and services commercial and industrial market, demand for parts and new engines in marine and on-highway is expected to increase as economic activity improves and customers complete projects.  These gains, however, will be partially offset by seasonal activity reductions associated with the dry cargo harvest in marine and reduced utilization of the power generation rental fleet following the hurricane season.  Overall, compared to the 2020 third quarter, segment revenues are expected to modestly decline in the 2020 fourth quarter with operating margins in the negative low to mid-single digits.

While the COVID-19 pandemic has adversely impacted the Company’s business, to date, it has not materially adversely impacted its ability to conduct its operations in either business segment.  The Company has maintained business continuity and expects to continue to do so.

Acquisitions

During the nine months ended September 30, 2020, the Company purchased five newly constructed inland pressure barges for $33,150,000 in cash.

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

Results of Operations

For the 2020 third quarter, net earnings attributable to Kirby were $27,489,000, or $0.46 per share, on revenues of $496,567,000, compared with 2019 third quarter net earnings attributable to Kirby of $47,987,000, or $0.80 per share, on revenues of $666,809,000.  For the 2020 first nine months, net loss attributable to Kirby was $294,750,000, or $4.92 per share, on revenues of $1,681,652,000, compared with 2019 first nine months net earnings attributable to Kirby of $139,570,000, or $2.32 per share, on revenues of $2,182,472,000. The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 8, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 10, Taxes on Income for additional information.

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2020	%	2019	%	2020	%	2019	%
Marine transportation	$320,602	65%	$412,665	62%	$1,104,846	66%	$1,185,072	54%
Distribution and services	175,965	35	254,144	38	576,806	34	997,400	46
	$496,567	100%	$666,809	100%	$1,681,652	100%	$2,182,472	100%

Marine Transportation

The Company, through its marine transportation segment, provides marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. As of September 30, 2020, the Company operated 1,084 inland tank barges, of which 38 were leased, with a total capacity of 24.5 million barrels, and an average of 265 inland towboats, of which 36 were chartered. This compares with 1,065 inland tank barges operated as of September 30, 2019, of which 24 were leased, with a total capacity of 23.7 million barrels, and an average of 304 inland towboats, of which 73 were chartered.

The Company’s coastal tank barge fleet as of September 30, 2020, consisted of 47 tank barges, of which two were leased, with 4.3 million barrels of capacity, and 44 tugboats, of which four were chartered. This compares with 49 coastal tank barges operated as of September 30, 2019, of which two were leased, with 4.7 million barrels of capacity, and 48 tugboats, of which five were chartered. The Company owns and operates four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes. The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Marine transportation revenues	$320,602	$412,665	(22)%	$1,104,846	$1,185,072	(7)%

Costs and expenses:
Costs of sales and operating expenses	207,038	257,869	(20)	717,923	771,596	(7)
Selling, general and administrative	26,554	28,424	(7)	85,294	90,896	(6)
Taxes, other than on income	7,307	9,230	(21)	27,852	26,355	6
Depreciation and amortization	47,312	44,445	6	139,295	134,861	3
	288,211	339,968	(15)	970,364	1,023,708	(5)
Operating income	$32,391	$72,697	(55)%	$134,482	$161,364	(17)%
Operating margins	10.1%	17.6%		12.2%	13.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2020 Third Quarter Revenue Distribution	2020 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%

Black Oil	27%	27%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

Marine transportation revenues for the 2020 third quarter and first nine months decreased 22% and 7%, respectively, compared with the 2019 third quarter and first nine months. The decrease was primarily due to reduced barge utilization in the inland and coastal markets and decreased spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, lower fuel rebills, retirements of three large coastal barges, and planned shipyard activity in the coastal market. These reductions were partially offset by the acquisition of the Savage fleet acquired on April 1, 2020 and the Cenac fleet acquired on March 14, 2019. The 2020 third quarter was impacted by hurricanes and tropical storms along the East and Gulf Coasts and the closure of the Illinois River. For the year to date periods, the 2020 first quarter and 2019 first six months were each impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For the 2020 third quarter and first nine months, the inland tank barge fleet contributed 77% and 79%, respectively, and the coastal fleet contributed 23% and 21%, respectively, of marine transportation revenues.  For both the 2019 third quarter and first nine months, the inland tank barge fleet contributed 77%, and the coastal fleet contributed 23% of marine transportation revenues.  The Savage fleet was quickly integrated into the Company’s own fleet and the former Savage equipment began operating under Company contracts soon after the acquisition closed, with former Savage barges working with the Company’s existing towboats and vice versa resulting in differences in vessel utilization and pricing among individual assets and the consolidated fleet.  Due to this quick integration, it is not practical to provide a specific amount of revenues for the Savage fleet but the acquisition in April 2020 was one of the factors that offset decreases in marine transportation revenues in the 2020 third quarter and first nine months as compared to 2019.

During the 2020 second and third quarters, reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown contributed to lower barge utilization. Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter, the mid-80% range during the 2020 second quarter, and the low 70% range during the 2020 third quarter.  In 2019, inland tank barge utilization levels averaged in the mid-90% range during both the 2019 first and second quarters and the low 90% range during the 2019 third quarter.  The 2020 first quarter and 2019 first nine months each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter and 2019 first six months slowed the transport of customer cargoes and contributed to strong barge utilization during those periods.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during both the 2020 second and third quarters.  In 2019, coastal tank barge utilization levels averaged in the low 80% range during the 2019 first quarter and the mid-80% range during both the 2019 second and third quarters. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry during each of the 2020 and 2019 first nine months.

The petrochemical market, the Company’s largest market, contributed 51% of marine transportation revenues for both the 2020 third quarter and first nine months, reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic.  Also, during the 2020 third quarter, the petrochemical complex along the Gulf Coast was impacted by hurricanes and tropical storms, further reducing barge volumes and closing critical waterways for extended periods of time. During the quarter, U.S. chemical plant capacity utilization was relatively stable in the low to mid-70% range.

The black oil market, which contributed 27% of marine transportation revenues for both the 2020 third quarter and first nine months, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic.  During the quarter, U.S. refinery utilization ranged between 78% and 82% through mid-August before declining to 72% in early September as a result of hurricanes and tropical storms along the Gulf Coast.  Refinery utilization modestly improved back to 75% by the end of the September.  During the quarter, the Company continued to transport crude oil and natural gas condensate produced from the Permian Basin as well as reduced volumes from the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% of marine transportation revenues for both the 2020 third quarter and first nine months reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic and the impact from hurricanes and tropical storms along the Gulf Coast during the quarter.  During the quarter, U.S. refinery utilization ranged between 78% and 82% through mid-August before declining to 72% in early September as a result of the hurricanes.  Refinery utilization modestly improved back to 75% by the end of the September.

The agricultural chemical market, which contributed 3% of marine transportation revenues for both the 2020 third quarter and first nine months saw modest reductions in demand for transportation of both domestically produced and imported products during the quarter, primarily due to reduced demand associated with the COVID-19 pandemic.

For the 2020 third quarter, the inland operations incurred 1,335 delay days, 42% fewer than the 2,284 delay days that occurred during the 2019 third quarter.  For the first nine months of 2020, the inland operations incurred 8,640 delay days, 16% fewer than the 10,228 delay days that occurred during the 2019 first nine months.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Reduced delay days during the 2020 third quarter and first nine months are primarily due to lower barge utilization, despite significant delays associated with hurricane activity along the Gulf Coast during the third quarter. In addition, delay days for the 2020 first quarter and 2019 first six months reflected poor operating conditions due to heavy fog and wind along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects.  The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.

During the 2020 third quarter and first nine months, approximately 70% and 65%, respectively, of marine transportation’s inland revenues were under term contracts, and 30% and 35%, respectively, were spot contract revenues.  During both the 2019 third quarter and first nine months, approximately 65% of marine transportation’s inland revenues were under term contracts, and 35% were spot contract revenues. Inland time charters during both the 2020 third quarter and first nine months represented 67% of the inland revenues under term contracts compared with 61% and 62%, respectively, in the 2019 third quarter and first nine months.  Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared with term contracts renewed in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Rates on inland term contracts renewed in the 2020 third quarter decreased in the 1% to 3% average range compared with term contracts renewed in the 2019 third quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to the 2019 first quarter. Spot contract rates in the 2020 second quarter decreased in the 5% to 10% average range compared to the 2019 second quarter.  Spot contract rates in the 2020 third quarter decreased approximately 10% compared to the 2019 third quarter.  There was no material rate increase on January 1, 2020 related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During both the 2020 third quarter and first nine months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues.  During both the 2019 third quarter and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters during both the 2020 third quarter and first nine months represented approximately 90% of coastal revenues under term contracts compared with 85% during both the 2019 third quarter and first nine months.  Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared with term contracts renewed in the 2019 first quarter.  Rates on coastal term contracts renewed in the 2020 second quarter were flat compared with term contracts renewed in the 2019 second quarter.  Rates on coastal term contracts renewed in the 2020 third quarter decreased in the 4% to 6% average range compared with term contracts renewed in the 2019 third quarter.  Spot market rates in the 2020 first quarter improved in the 10% to 15% average range compared to the 2019 first quarter.  Spot market rates in both the 2020 second and third quarters were flat compared to the 2019 second and third quarters.

Marine Transportation Costs and Expenses

Costs and expenses for the 2020 third quarter and first nine months decreased 15% and 5%, respectively, compared with the 2019 third quarter and first nine months.  Costs of sales and operating expenses for the 2020 third quarter and first nine months decreased 20% and 7%, respectively, compared with the 2019 third quarter and first nine months, primarily due to cost reductions across the segment, including a reduction in towboats during the second and third quarters and a reduction in maintenance expenses, partially offset by the addition of the Savage fleet in April 2020 and the Cenac fleet in March 2019.

The inland marine transportation fleet operated an average of 265 towboats during the 2020 third quarter, of which an average of 36 were chartered, compared with 304 during the 2019 third quarter, of which an average of 73 were chartered. The decrease was primarily due to the chartered towboats released during the 2020 second and third quarters, partially offset by the addition of inland towboats with the Savage acquisition in April 2020. Generally, as demand or anticipated demand increases or decreases, as new tank barges are added to the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2020 third quarter, the inland operations consumed 10.2 million gallons of diesel fuel compared to 13.2 million gallons consumed during the 2019 third quarter. The average price per gallon of diesel fuel consumed during the 2020 third quarter was $1.27 per gallon compared with $2.00 per gallon for the 2019 third quarter. During the 2020 first nine months, the inland operations consumed 36.3 million gallons of diesel fuel compared to 37.2 million gallons consumed during the 2019 first nine months. The average price per gallon of diesel fuel consumed during the 2020 first nine months was $1.47 per gallon compared with $2.06 per gallon for the 2019 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2020 third quarter and first nine months decreased 7% and 6%, respectively, compared with the 2019 third quarter and first nine months.  The decrease is primarily due to aggressive cost reduction initiatives throughout the organization as a result of the uncertainty surrounding the COVID-19 pandemic.

Taxes, other than on income, for the 2020 third quarter and first nine months decreased 21% and increased 6%, respectively, compared with the 2019 third quarter and first nine months.  The decrease for the 2020 third quarter is due primarily to lower property taxes on marine equipment and lower waterway use taxes due to reduced activity as well as lower state franchise taxes.  The increase during the 2020 first nine months is primarily due to higher property taxes on marine transportation equipment, including the Savage and Cenac fleets.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for the 2020 third quarter and first nine months decreased 55% and 17%, respectively, compared with the 2019 third quarter and first nine months.  The 2020 third quarter operating margin was 10.1% compared with 17.6% for the 2019 third quarter and 12.2% for the 2020 first nine months compared to 13.6% for the 2019 first nine months. The decreases in operating income and operating margin were primarily due to reduced barge utilization in the inland and coastal markets and reduced spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, partially offset by aggressive cost reductions throughout the organization, including chartered towboats released during the 2020 second and third quarters.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income (loss) and operating margins (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Distribution and services revenues	$175,965	$254,144	(31)%	$576,806	$997,400	(42)%

Costs and expenses:
Costs of sales and operating expenses	133,726	200,645	(33)	449,948	787,068	(43)
Selling, general and administrative	33,098	33,608	(2)	108,295	108,194	—
Taxes, other than on income	1,754	1,674	5	5,636	5,102	10
Depreciation and amortization	6,283	9,085	(31)	22,252	27,167	(18)
	174,861	245,012	(29)	586,131	927,531	(37)
Operating income (loss)	$1,104	$9,132	(88)%	$(9,325)	$69,869	(113)%
Operating margins	0.6%	3.6%		(1.6)%	7.0%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution, and the customers for each market:

Markets Serviced	2020 Third Quarter Revenue Distribution	2020 Nine Months Revenue Distribution	Customers
Oil and Gas	28%	27%	Oilfield Services, Oil and Gas Operators and Producers

Commercial and Industrial	72%	73%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Distribution and services revenues for the 2020 third quarter and first nine months decreased 31% and 42%, respectively, compared with the 2019 third quarter and first nine months. The decrease was primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and the 2020 first nine months, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during the 2020 third quarter and first nine months.  For the 2020 third quarter and first nine months, the oil and gas market contributed 28% and 27%, respectively, of the distribution and services revenues.  For the 2019 third quarter and first nine months, the oil and gas market contributed 46% and 54%, respectively, of the distribution and services revenues.

The commercial and industrial market revenues decreased compared to the 2019 third quarter and first nine months, primarily due to reductions in on-highway and power generation service demand as a result of the COVID‑19 pandemic and the resulting economic slowdown and nationwide, state, and local stay-at-home orders, partially offset by contributions from the Convoy acquisition.  Demand in the marine business was also down due to reduced major overhaul activity and new engine sales.  For the 2020 third quarter and first nine months, the commercial and industrial market contributed 72% and 73%, respectively, of the distribution and services revenues.  For the 2019 third quarter and first nine months, the commercial and industrial market contributed 54% and 46%, respectively, of the distribution and services revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2020 third quarter and first nine months decreased 29% and 37%, respectively, compared with the 2019 third quarter and first nine months. Costs of sales and operating expenses for the 2020 third quarter and first nine months decreased 33% and 43%, respectively, compared with the 2019 third quarter and first nine months, reflecting lower demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for the 2020 third quarter decreased 2% compared to the 2019 third quarter and were flat for the 2020 first nine months compared to the 2019 first nine months.  The decrease in the 2020 third quarter was primarily due to cost reduction initiatives throughout the organization as a result of the uncertainty surrounding the COVID-19 pandemic, partially offset by the Convoy acquisition. For the 2020 first nine months, cost reductions were also offset by a bad debt expense charge of $3,339,000 as a result of the bankruptcy of a large oil and gas customer and $1,354,000 of severance expense as a result of continued workforce reductions, each recorded during the 2020 second quarter.

Depreciation and amortization for the 2020 third quarter and first nine months decreased 31% and 18%, respectively, compared with the 2019 third quarter and first nine months.  The decrease was primarily due to lower amortization of intangible assets other than goodwill, which were impaired during the 2020 first quarter.

Distribution and Services Operating Income (Loss) and Operating Margins

Operating income for the distribution and services segment for the 2020 third quarter and first nine months decreased 88% and 113%, respectively, compared with the 2019 third quarter and first nine months. The operating margin for the 2020 third quarter was 0.6% compared with 3.6% for the 2019 third quarter and (1.6)% for the 2020 first nine months compared to 7.0% for the 2019 first nine months. The results primarily reflected a decrease in margins in the commercial and industrial market and losses in the oil and gas market.

(Gain) Loss on Disposition of Assets

The Company reported a net loss on disposition of assets of $316,000 for the 2020 third quarter compared to $374,000 for the 2019 third quarter.  The Company reported a net loss on disposition of assets of $13,000 for the 2020 first nine months compared to a net gain of $4,901,000 for the 2019 first nine months.  The net gains and losses were primarily from sales of marine equipment.  The 2019 first nine months also included sales of distribution and services’ properties.

Other Income and Expenses

The following table sets forth impairments and other charges, other income, noncontrolling interests and interest expense (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Impairments and other charges	$—	$—	—%	$(561,274)	$—	N/A
Other income	$1,172	$864	36%	$6,185	$2,677	131%
Noncontrolling interests	$(204)	$(163)	25%	$(743)	$(477)	56%
Interest expense	$(11,809)	$(14,310)	(17)%	$(37,316)	$(43,026)	(13)%

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

Other Income

Other income for the 2020 and 2019 third quarters includes income of $1,154,000 and $865,000, respectively, and the 2020 and 2019 first nine months includes income of $4,793,000 and $2,591,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt, average interest rate, and capitalized interest excluded from interest expense (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Average debt	$1,609,367	$1,513,607	$1,583,846	$1,538,097
Average interest rate	2.9%	3.7%	3.1%	3.8%
Capitalized interest	$—	$137	$—	$962

Interest expense for the 2020 third quarter and first nine months decreased 17% and 13%, respectively, compared with the 2019 third quarter and first nine months, primarily due to a lower average interest rate, partially offset by higher average debt outstanding as a result of borrowings to finance the Convoy acquisition in January 2020 and the Savage acquisition in April 2020.

(Provision) Benefit for Taxes on Income

During the first nine months of 2020, pursuant to provisions of the CARES Act, net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017.  This caused a reduction in the effective tax rate during the nine months ended September 30, 2020 as net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% currently in effect at September 30, 2020.  The 2020 third quarter generated an effective tax rate benefit as a result of such carrybacks and resulted in a lower effective tax rate for 2020.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2020	December 31, 2019	% Change
Assets:
Current assets	$1,060,719	$917,579	16%
Property and equipment, net	3,958,144	3,777,110	5
Operating lease right-of-use assets	178,714	159,641	12
Goodwill	657,800	953,826	(31)
Other intangibles, net	71,313	210,682	(66)
Other assets	54,430	60,259	(10)
	$5,981,120	$6,079,097	(2)%
Liabilities and stockholders’ equity:
Current liabilities	$450,065	$514,115	(12)%
Long-term debt, net – less current portion	1,578,189	1,369,751	15
Deferred income taxes	591,346	588,204	1
Operating lease liabilities – less current portion	167,884	139,457	20
Other long-term liabilities	115,269	95,978	20
Total equity	3,078,367	3,371,592	(9)
	$5,981,120	$6,079,097	(2)%

Current assets as of September 30, 2020 increased 16% compared with December 31, 2019.  Trade accounts receivable decreased 20% driven by decreased business activity in the distribution and services segment, primarily related to the oil and gas market and reduced barge utilization in the marine transportation segment, partially offset by trade accounts receivable acquired from Convoy.  Other accounts receivable increased 147%, primarily due to federal income taxes receivable of $159,557,000 recorded for net operating losses generated during tax years 2019 and 2020 offset against taxable income during tax years 2014 through 2017 under provisions of the CARES Act.  Inventories, net decreased by 9% primarily due to reduced business activity levels in the oil and gas market and write downs of oilfield and pressure pumping related inventory, partially offset by inventory acquired from Convoy.

Property and equipment, net of accumulated depreciation, at September 30, 2020 increased 5% compared with December 31, 2019.  The increase reflected $117,930,000 of capital expenditures (net of a decrease in accrued capital expenditures) for the 2020 first nine months, more fully described under Cash Flows and Capital Expenditures above, and $244,344,000 of acquisitions, primarily including the five newly constructed inland pressure barges purchased in the 2020 first nine months and the aggregate fair value of the property and equipment acquired in the Savage and Convoy acquisitions, partially offset by $157,602,000 of depreciation expense, $16,395,000 of impairment charges, and $7,243,000 of property disposals during the 2020 first nine months.

Operating lease right-of-use assets as of September 30, 2020 increased 12% compared with December 31, 2019, primarily due to leases acquired as part of the Savage and Convoy acquisitions.

Goodwill as of September 30, 2020 decreased 31% compared with December 31, 2019, primarily due to a goodwill impairment in the distribution and services segment, partially offset by goodwill recorded as part of the Savage and Convoy acquisitions.

Other intangibles, net, as of September 30, 2020 decreased 66% compared with December 31, 2019, primarily due to impairments of customer relationship, tradename, and distributorship assets in the distribution and services segment as well as amortization of intangibles, partially offset by intangible assets recorded as part of the Convoy and Savage acquisitions.

Current liabilities as of September 30, 2020 decreased 12% compared with December 31, 2019. Accounts payable decreased 24%, primarily due to decreased shipyard maintenance accruals on coastal equipment and reduced activity levels in both the marine transportation and distribution and services segments, partially offset by accounts payable assumed in the Convoy acquisition. Accrued liabilities decreased 3%, primarily due to payment during the 2020 first quarter of employee incentive compensation bonuses accrued during 2019 and lower accrued incentive compensation during the 2020 first nine months as well as lower accrued interest. Deferred revenues decreased 27%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, net – less current portion, as of September 30, 2020 increased 15% compared with December 31, 2019, primarily reflecting additional borrowings of $360,000,000 under the Revolving Credit Facility, partially offset by the repayment of $150,000,000 of 2.72% unsecured senior notes upon maturity.  Net debt discounts and deferred issuance costs were $6,811,000 at September 30, 2020 and $5,249,000 (excluding $2,650,000 attributable to the Revolving Credit Facility included in other assets on the balance sheet) at December 31, 2019.

Deferred income taxes as of September 30, 2020 increased 1% compared with December 31, 2019, primarily reflecting the 2020 first nine months deferred tax provision of $5,382,000.

Operating lease liabilities – less current portion, as of September 30, 2020 increased 20% compared with December 31, 2019, primarily due to leases acquired as part of the Savage and Convoy acquisitions.

Other long-term liabilities as of September 30, 2020 increased 20% compared with December 31, 2019, primarily due to accrued payroll taxes deferred under provisions of the CARES Act and an increase in pension liabilities, partially offset by amortization of intangible liabilities.

Total equity as of September 30, 2020 decreased 9% compared with December 31, 2019. The decrease was primarily the result of a net loss attributable to Kirby of $294,750,000 for the 2020 first nine months and tax withholdings of $3,193,000 on restricted stock and RSU vestings, partially offset by an increase in additional paid-in capital due to amortization of unearned share-based compensation of $12,066,000.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2020	December 31, 2019
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$360,000	$—
Term Loan due March 27, 2024 (a)	375,000	375,000
2.72% senior notes due February 27, 2020	—	150,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2021	—	—
Bank notes payable	155	16
	1,585,155	1,375,016
Unamortized debt discounts and issuance costs (b)	(6,811)	(5,249)
	$1,578,344	$1,369,767

(a)	Variable interest rates of 1.5% and 2.9% at September 30, 2020 and December 31, 2019, respectively.
(b)	Excludes $2,650,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2019.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024.  The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,363,000 and available borrowing capacity was $484,637,000 as of September 30, 2020.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

Outstanding letters of credit under the $10,000,000 credit line were $1,007,000 and available borrowing capacity was $8,993,000 as of September 30, 2020.

As of September 30, 2020, the Company was in compliance with all covenants under its debt instruments.  For additional information about the Company’s debt instruments, see “Long-Term Financing” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2020 first nine months. As of November 6, 2020, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity

The Company generated net cash provided by operating activities of $359,763,000 and $387,599,000 for the 2020 and 2019 first nine months, respectively.  The decline was driven by decreased revenues and operating income in both the marine transportation and distribution and services segments.  Decreases in the marine transportation segment were driven by decreased barge utilization in the inland and coastal markets and decreased spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, partially offset by the Savage acquisition in April 2020 and the Cenac acquisition in March 2019.  The decline was also partially offset by changes in certain operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and a larger decrease in trade accounts receivable compared to the 2019 first nine months, driven by reduced business activity levels in both the marine transportation and distribution and services segments.  In addition, during the nine months ended September 30, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 6, 2020, the Company also had cash equivalents of $65,542,000, availability of $554,637,000 under its Revolving Credit Facility, and $8,993,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of September 30, 2020, the Company had $484,637,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023 and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly installments, currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $22,954,000 at September 30, 2020, including $11,181,000 in letters of credit and $11,773,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2020, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  During the third quarter of 2020, Company has completed the testing and evaluation of the operating effectiveness of the policies and procedures implemented during the quarter, including those related to the recognition of goodwill impairments, and the previously identified material weakness has been remediated. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2019, COVID-19 surfaced in Wuhan, China.  In response to the resulting pandemic, various countries, including the United States, either mandated or recommended business closures, travel restrictions or limitations, social distancing, and/or self-quarantine, among other actions.  Additionally, various state and local governments in locations where the Company operates took similar actions.  The full impact and duration of the outbreak is still unknown and the situation continues to evolve.  Many governments are in various stages of removing or easing these actions.  In some cases, governments have reinstated actions or slowed reopenings and they may impose new actions in an effort to reduce or manage current or anticipated levels of infection.  The full extent and duration of these impacts is unknown at this time, but there has been and continues to be a negative impact on the global and United States economies, including the oil and gas industry, which has reduced demand for the Company’s products and services.

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

There have been no other material changes that the Company is aware of from the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and previously updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Dated: November 9, 2020