Form 10-K
period 2020-12-31
KIRBY CORP
filed 2021-02-23
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2020, was $3,178,530,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 19, 2021, 60,085,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 27, 2021, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

KIRBY CORPORATION
2020 FORM 10-K

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

The Company’s principal executive office is located at 55 Waugh Drive, Suite 1000, Houston, Texas 77007, and its telephone number is 713-435-1000. The Company’s mailing address is P.O. Box 1745, Houston, Texas 77251-1745. Kirby Corporation is a Nevada corporation and was incorporated in 1969 although the history of the Company goes back to 1921.

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

The Company has approximately 5,400 employees, the large majority of whom are in the United States.

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of December 31, 2020, the equipment owned or operated by the marine transportation segment consisted of 1,066 inland tank barges with 24.1 million barrels of capacity, and an average of 248 inland towboats during the 2020 fourth quarter, as well as 44 coastal tank barges with 4.2 million barrels of capacity, 44 coastal tugboats, four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	347	14.0	4,053,000
Over 20,000 barrels	665	12.3	19,114,000
Specialty double hull	54	35.3	913,000
Total inland tank barges	1,066	14.0	24,080,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	38	35.1
1400 to 1900 horsepower	30	24.0
2000 to 2400 horsepower	135	11.1
2500 to 3200 horsepower	31	12.7
3300 to 4800 horsepower	11	27.3
Greater than 5000 horsepower	3	17.4
Total inland towboats	248	17.4

Coastal tank barges (owned and leased):
30,000 barrels and under	2	26.1	37,000
50,000 to 70,000 barrels	9	15.4	437,000
80,000 to 90,000 barrels	17	16.5	1,422,000
100,000 to 110,000 barrels	6	14.5	630,000
120,000 to 150,000 barrels	3	19.0	416,000
Over 150,000 barrels	7	7.7	1,210,000
Total coastal tank barges	44	15.2	4,152,000

Coastal tugboats (owned and chartered):
1000 to 1900 horsepower	4	32.5
2000 to 2900 horsepower	1	45.1
3000 to 3900 horsepower	7	38.2
4000 to 4900 horsepower	10	13.0
5000 to 6900 horsepower	14	10.1
Greater than 7000 horsepower	8	13.8
Total coastal tugboats	44	18.3

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	4	22.1	67,000

Offshore tugboats and docking tugboat (owned and chartered)	5	29.5

The 248 inland towboats, 44 coastal tugboats, four offshore tugboats and one docking tugboat provide the power source and the 1,066 inland tank barges, 44 coastal tank barges and four offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to up to 25 tank barges, depending upon the horsepower of the towboat, the waterway infrastructure capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

Based on cost and safety, barge transportation is often the most efficient and safest means of surface transportation of bulk commodities when compared to railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 24.1 million barrels equates to approximately 40,300 railroad tank cars or approximately 126,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 647 miles by inland barge on one gallon of fuel, compared to 477 miles by railcar or 145 miles by truck. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 4.2 million barrels equates to approximately 6,950 railroad tank cars or approximately 21,750 tractor-trailer tank trucks. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and often in areas relatively remote from population centers. These factors generally help to reduce the number of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of approximately 30 large integrated transportation companies and small operators, as well as captive fleets owned by refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, throughout the Mississippi River and its tributaries and on the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil, refined petroleum products and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, then increased over the years to approximately 3,850 by the end of 2015 and 2016, and slightly decreased to an estimated 3,825 at the end of 2017.  By the end of 2019, the number of tank barges increased to near 4,000, and remained flat during 2020. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from: the increasing age of the domestic tank barge fleet, resulting in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many small refineries and the proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 tank barges in 2006 to approximately 3,850 by the end of 2016 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The number of industry tank barges has remained relatively constant from 2016 through the end of 2020. The Company’s 1,066 inland tank barges represent approximately 27% of the industry’s 4,000 inland tank barges.

For 2018, the Company estimated that industry-wide 75 new tank barges were placed in service and 100 tank barges were retired. For 2019, the Company estimated that industry-wide 150 new tank barges were placed in service and 100 tank barges were retired. For 2020, the Company estimated that industry-wide approximately 150 new tank barges were placed in service and 150 tank barges were retired.  During 2018 and 2019, demand for inland tank barge transportation and industry barge utilization rates increased above 90% due to a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and higher volumes of crude oil moved from the Northern U.S. to the Gulf Coast.  During 2020, tank barge utilization decreased from the low to mid-90% range in the 2020 first quarter to the high 60% range during the 2020 fourth quarter as a result of a reduction in demand due to the COVID-19 pandemic. The Company estimates that approximately 35 new tank barges were ordered for delivery in 2021. Generally, the risk of an oversupply of tank barges may be mitigated by increased petrochemical, black oil and refined petroleum products volumes from increased production from current facilities, plant expansions, the opening of new facilities, and the fact that the inland tank barge industry has approximately 350 tank barges over 30 years old and approximately 260 of those are over 40 years old, which could lead to retirement of older tank barges. The average age of the nation’s inland tank barge fleet is approximately 15 years.

The Company’s inland marine transportation segment also owns a shifting operation and fleeting facility for dry cargo barges and tank barges on the Houston Ship Channel, in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana, and a shipyard for building inland towboats and providing routine maintenance on marine vessels. The Company also owns a two-thirds interest in Osprey Line, L.L.C. (“Osprey”), a transporter of project cargoes and cargo containers by barge on the United States inland waterway system.

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, operating tank barges in the 195,000 barrels or less category. This market is composed of approximately 20 large integrated transportation companies and small operators. The 195,000 barrels or less category coastal tank barge industry primarily provides regional marine transportation distribution of bulk liquid cargoes along the United States’ Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii and, to a lesser extent, on the Great Lakes. Products transported are primarily refined petroleum products and black oil from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships, the regional movement of crude oil and natural gas condensate to Gulf Coast, Northeast and West Coast refineries, and the movement of petrochemicals primarily from Gulf Coast petrochemical facilities to end users.

The number of coastal tank barges that operate in the 195,000 barrels or less category is approximately 280, of which the Company operates 44 or approximately 16%. The average age of the nation’s coastal tank barge fleet is approximately 14 years. In June 2018, the Company purchased a 155,000 barrel coastal articulated tank barge and tugboat unit (“ATB”) under construction from another operator that was delivered to the Company in the 2018 fourth quarter. The Company is aware of one small specialized coastal ATB under construction by a competitor for delivery in 2021. The coastal tank barge fleet has approximately 20 tank barges over 25 years old. The number of older tank barges, coupled with low industry-wide barge utilization levels and ballast water treatment regulations, could lead to further retirements of older tank barges in the next few years.

Competition in the Tank Barge Industry

The tank barge industry remains very competitive. Competition in this business is based on price and reliability, and with many of the industry’s customers emphasizing enhanced vetting requirements, an increased emphasis on safety, the environment, and quality, frequently requiring that their supplier of tank barge services have the capability to handle a variety of tank barge requirements. These requirements include distribution capability throughout the inland waterway system and coastal markets, with high levels of flexibility, and an emphasis on safety, environmental responsibility and financial responsibility, as well as adequate insurance and high quality of service consistent with the customer’s own operational standards.

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by refining and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 1,066 tank barges as of December 31, 2020, or approximately 27% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States tank barges in the 195,000 barrels or less category. Coastal tank barges in the 195,000 barrels or less category have the ability to enter the majority of coastal ports. Ocean-going tank barges and United States product tankers in the 300,000 barrels plus category, excluding the fleet of large tankers dedicated to Alaska crude oil transportation, occasionally compete in the 195,000 barrels or less market to move large volumes of refined petroleum products within the Gulf of Mexico with occasional movements from the Gulf Coast to the East Coast, along the West Coast and from Texas and Louisiana to Florida. However, of the approximately 45 such vessels, because of their size, their access to ports is limited by terminal size and draft restrictions.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. During 2020, the Company’s inland marine transportation operation moved over 45 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda, all consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 52% of the segment’s 2020 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 26% of the segment’s 2020 revenues. Black oil customers are refining companies, marketers, and end users that require the transportation of black oil between refineries and storage terminals, to refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 19% of the segment’s 2020 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 3% of the segment’s 2020 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

Demand Drivers in the Tank Barge Industry

Demand for tank barge transportation services is driven by the production volumes of the bulk liquid commodities. Marine transportation demand for the segment’s four primary commodity groups, petrochemicals, black oil, refined petroleum products and agricultural chemicals, is based on differing circumstances. While the demand drivers of each commodity are different, the Company has the flexibility, in certain cases, of reallocating inland equipment and coastal equipment among the petrochemical, refined petroleum products and black oil markets as needed.

Petrochemical products are used in both consumer non-durable and durable goods. Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. From late 2010 through 2015, inland petrochemical tank barge utilization remained relatively stable in the 90% to 95% range. During 2016, barge utilization declined to the high 80% range on average with periods of barge utilization in the low 80% range. During 2017 and 2018, barge utilization ranged from the mid-80% to the mid-90% range, reaching the mid-90% range in the late 2017 third quarter from the impact of Hurricanes Harvey and Irma, and in the low to mid-90% range during the 2017 fourth quarter and the majority of 2018 and 2019 as a result of a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and the continued retirement of older barges from the segment’s fleet.  During 2020, Gulf Coast petrochemical plants saw reduced production levels as a result of lower demand due to the COVID-19 pandemic thereby decreasing marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. In addition, during the 2020 third quarter, the petrochemical complex along the Gulf Coast was impacted by hurricanes and tropical storms, further reducing barge volumes and closing critical waterways for extended periods of time.  As a result, barge utilization decreased from the low to mid-90% range during the 2020 first quarter to the high 60% range in the 2020 fourth quarter.  Coastal tank barge utilization for the transportation of petrochemicals remained steady in the mid-to-high 80% range for 2018 through 2020 due to a high percentage of  term contracts.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During the majority of 2015, inland black oil tank barge utilization remained strong, in the 90% to 95% range, due to strong demand driven by steady refinery production levels from major customers and the export of diesel fuel and heavy fuel oil. With the decline in the price of crude oil in late 2014 and the low price throughout 2015 and 2016, crude oil and natural gas condensate movements by tank barge were at reduced levels industry-wide. During 2015 and 2016, the Company and the industry were generally successful in repositioning barges from that trade to other markets. During 2018 and 2019, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, albeit, at reduced levels as some of the product was transported by newly constructed pipelines.  During 2020, the Company experienced a further decrease in volumes being transported along these routes as a result of reduced demand due to the COVID-19 pandemic and oil price volatility during the year.  During 2018, strong demand for crude oil and natural gas condensate movements resulted in inland black oil tank barge utilization in the mid-90% range, and increased into the mid-to high 90% range during 2019.  During 2020, the COVID-19 pandemic resulted in reduced demand for crude oil and natural gas condensate movements and resulted in a decrease in black oil tank barge utilization from the low to mid-90% range during the 2020 first half to the mid-60% to low 70% range during the 2020 second half. Coastal black oil tank barge utilization increased from the low 90% range in 2018 to the high 90% range in 2019 due to the retirement of coastal barges throughout the industry and declined slightly to the mid 90% range in 2020, despite the reduced demand as a result of the COVID-19 pandemic as utilization was supported by a high percentage of  term contracts.  Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel, and weather conditions. Volumes can also be affected by gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to the Gulf Coast. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas rely upon access to refined petroleum products by using marine transportation in the distribution chain. Coastal refined petroleum products tank barge utilization declined from the 90% to 95% range for the majority of 2015 to the low to mid-80% range for the majority of 2016, and declined throughout 2017 from the low 80% range in first quarter to the low 60% range in the fourth quarter, all predominately from the industry-wide oversupply of coastal tank barge capacity. In 2018 and 2019, barge utilization increased from the mid-60% range to the low 70% range primarily due to the retirement of out-of-service coastal barges during the 2017 fourth quarter and improved customer demand resulting in higher barge utilization in the spot market in 2019.  In 2020, coastal refined petroleum products tank barge utilization declined to the low 60% range due to the COVID-19 pandemic and the resulting reduction in demand.

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

Marine Transportation Operations

The marine transportation segment operates a fleet of 1,066 inland tank barges and an average of 248 inland towboats during the 2020 fourth quarter, as well as 44 coastal tank barges and 44 coastal tugboats. The segment also operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 1,066 inland tank barges currently operated, 818 are petrochemical and refined petroleum products barges, 162 are black oil barges, 76 are pressure barges and 10 are refrigerated anhydrous ammonia barges. Of the 1,066 inland tank barges, 1,029 are owned by the Company and 37 are leased.

The fleet of 248 inland towboats ranges from 800 to 6,100 horsepower. Of the 248 inland towboats, 210 are owned by the Company and 38 are chartered. Towboats in the 800 to 2,100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1,400 to 3,200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3,600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under term contracts, which have contract terms of 12 months or longer, or spot contracts, which have contract terms of less than 12 months, with customers with whom the Company has traditionally had long-standing relationships. Typically, term contracts range from one to three years, some of which have renewal options.  During 2018, 2019, and 2020 approximately 65% of inland marine transportation revenues were under term contracts and 35% were spot contract revenues.

All of the Company’s inland tank barges used in the transportation of bulk liquid products are of double hull construction and are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational safety and health regulations and air quality regulations.

The Company has the ability to offer to its customers distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such capabilities offer economies of scale resulting from the ability to match tank barges, towboats, products and destinations efficiently to meet its customers’ requirements.

Through the Company’s proprietary vessel management computer system, the Company's barge and towboat fleet is dispatched from a centralized dispatch group. The towboats are equipped with cellular and satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s customer service department. Electronic orders are communicated to vessel personnel with reports of towing activities communicated electronically back to the customer service department. The electronic interface between the customer service department and the vessel enables matching of customer needs to barge capabilities, thereby promoting efficient utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s website and proprietary electronic customer service portal.

Kirby Inland Marine operates the largest commercial tank barge fleeting service (barge storage facilities) in numerous ports, including Houston, Corpus Christi, Freeport and Orange, Texas, Baton Rouge, Covington, Lake Charles and New Orleans, Louisiana, Mobile, Alabama, and Greenville, Mississippi. Included in the fleeting service is a shifting operation and fleeting service for dry cargo barges and tank barges on the Houston Ship Channel, in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana. Kirby Inland Marine provides shifting and fleeting services for its own barges, as well as for customers and third party carriers, transferring barges within the areas noted, as well as fleeting barges.

Kirby Inland Marine also provides shore-based barge tankermen to the Company and third parties. Services to the Company and third parties cover the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley.

San Jac Marine, LLC (“San Jac”), a subsidiary of Kirby Inland Marine, owns and operates a shipyard in Channelview, Texas which builds marine vessels for both inland and coastal applications, and provide maintenance and repair services. Kirby Inland Marine also builds inland towboats and performs routine maintenance and repairs at the shipyard.

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

The Atlantic Division primarily operates along the eastern seaboard of the United States and along the Gulf Coast. The Atlantic Division vessels call on various coastal ports from Maine to Texas, servicing refineries, storage terminals and power plants. The Atlantic Division also operates equipment, to a lesser extent, in the Eastern Canadian provinces. The tank barges operating in the Atlantic Division are in the 10,000 to 194,000 barrels capacity range and coastal tugboats in the 2,400 to 10,000 horsepower range, transporting primarily refined petroleum products, petrochemicals and black oil.

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State, throughout Alaska, including Cook Inlet, and from California to Hawaii. The Pacific Division’s fleet consists of tank barges in the 52,000 to 194,000 barrels capacity range and tugboats in the 1,000 to 11,000 horsepower range, transporting primarily refined petroleum products.

The Pacific Division services local petroleum retailers and oil companies distributing refined petroleum products and black oil between the Hawaiian Islands and provides other services to the local maritime community. The Hawaii fleet consists of tank barges in the 53,000 to 86,000 barrels capacity range and tugboats in the 1,000 to 5,000 horsepower range, transporting refined petroleum products for local and regional customers, black oil to power generation customers and delivering bunker fuel to ships. The Hawaii fleet also provides service docking, standby tug assistance and line handling to vessels using the single point mooring installation at Barbers Point, Oahu, Hawaii, a facility for large tankers to safely load and discharge their cargos through an offshore buoy and submerged pipeline without entering the port.

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

The coastal fleet consists of 44 tank barges with 4.2 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. The Company owns 43 of the coastal tank barges and leases one barge. Of the 44 coastal tank barges currently operating, 31 are refined petroleum products and petrochemical barges and 13 are black oil barges. The Company operates 44 coastal tugboats ranging from 1,000 to 11,000 horsepower, of which 40 are owned by the Company and four are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships. During both 2018 and 2019, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues.  During 2020, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues.

Kirby Offshore Marine also operates a fleet of two offshore dry-bulk barge and tugboat units involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels primarily operate under long-term contracts of affreightment.

Kirby Ocean Transport owns and operates a fleet of two offshore dry-bulk barges, two offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment, including a contract that expires in 2022 with Duke Energy Florida (“DEF”) to transport coal across the Gulf of Mexico to DEF’s power generation facility at Crystal River, Florida.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 66% of the marine transportation’s inland revenues under term contracts during 2020, 62% of revenue under term contracts during 2019 and 59% of the revenue under term contracts during 2018. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a reasonably predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2020, 2019, and 2018, approximately 65% of inland marine transportation revenues were under term contracts and 35% were spot contract revenues. Coastal time charters represented approximately 90% of the marine transportation’s coastal revenues under term contracts in 2020 and approximately 85% of coastal revenues under term contracts in 2019 and 2018.

No single customer of the marine transportation segment accounted for 10% or more of the Company’s revenues in 2020, 2019, or 2018.

Properties

The principal offices of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey are located in Houston, Texas, in three facilities under leases that expire in July 2021, December 2025 and December 2027. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, three locations in Houston, Texas, on or near the Houston Ship Channel, one in Miami, Florida, one in Gibson, Louisiana, one in Lake Charles, Louisiana, several properties in Westwego, Louisiana, one in Corpus Christi, Texas, and two in Orange, Texas. The New Orleans, Gibson, Westwego, Houston, and Orange facilities are owned by the Company, and the Baton Rouge, Corpus Christi, Lake Charles, Greenville, and Miami facilities are leased. Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, Seattle, Washington and Honolulu, Hawaii. All of Kirby Offshore Marine’s operating facilities are leased, including piers and wharf facilities and office and warehouse space. San Jac’s operating location is near the Houston Ship Channel.

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

All of the Company’s coastal tugboats and coastal tank and dry-bulk barges are built to American Bureau of Shipping (“ABS”) classification standards and/or statutory requirements by the USCG, and are inspected periodically by ABS and the USCG to maintain the vessels in class and compliant with all U.S. statutory requirements, as applicable to the vessel. The crews employed by the Company aboard inland and coastal vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are licensed by the USCG.

The Company is required by various governmental agencies to obtain licenses, certificates and permits for its vessels depending upon such factors as the cargo transported, the waters in which the vessels operate and other factors. The Company believes that its vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies for the foreseeable future. The Company’s failure to maintain these authorizations could adversely impact its operations.

The Company believes that additional security and environmental related regulations relating to contingency planning requirements could be imposed on the marine industry. Generally, the Company endorses the anticipated additional regulations and believes it is currently operating to standards at least equal to anticipated additional regulations.

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

Clean Water Act. The Clean Water Act establishes the National Pollutant Discharge Elimination System (“NPDES”) permitting program which regulates discharges into navigable waters of the United States. The United States Environmental Protection Agency (“EPA”) regulates the discharge of ballast water and other substances in United States waters under the Clean Water Act. Pursuant to the NPDES program, effective February 6, 2009, the EPA issued regulations requiring vessels 79 feet in length or longer to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of the vessels. The EPA regulations also imposed technology and water quality based effluent limits for certain types of discharges and established specific inspection, monitoring, recordkeeping and reporting requirements for vessels to ensure effluent limitations are met. The Vessel Incidental Discharge Act (“VIDA”), signed into law on December 4, 2018, established a new framework for the regulation of vessel incidental discharges under the Clean Water Act. VIDA requires the EPA to develop national performance standards for those discharges within two years of enactment and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of the EPA’s promulgation of standards. Under VIDA, all provisions of the Vessel General Permit which became effective December 19, 2013, remain in force and effect until the USCG regulations are finalized. The Company maintains Vessel General Permits and has established recordkeeping and reporting procedures in compliance with the EPA's interim requirements.

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

Clean Air Regulations. The Federal Clean Air Act of 1979 (“CAA”) requires states to draft State Implementation Plans (“SIPs”) under the National Ambient Air Quality Standards designed to reduce atmospheric pollution for six common air pollutants to levels mandated by this act. The EPA designates areas in the United States as meeting or not meeting the standards. Several SIPs implement the regulation of barge loading and discharging emissions at waterfront facilities as a measure to meet the CAA standard. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require vessel operators that operate in states with areas of nonattainment of air quality standards under the CAA to install vapor control equipment on their barges. The Company expects that future emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined petroleum products are already equipped with vapor control systems. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

Occupational Health Regulations. The Company’s inspected vessel operations are primarily regulated by the USCG for occupational health standards. Uninspected vessel operations and the Company’s shore-based personnel are subject to OSHA regulations. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, adverse weather conditions, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains hull, liability, general liability, workers compensation and pollution liability insurance coverage against these hazards. For shipyard operations, the Company has ship repairer’s liability and builder’s risk insurance. The Company uses a Texas domiciled wholly owned insurance subsidiary, Adaptive KRM, LLC, to provide cost effective risk transfer options to insure certain exposures of the Company and certain of its subsidiaries in its marine transportation and distribution and services segments.  The Company also maintains insurance in the commercial insurance market to address liabilities arising in connection with its distribution and services segment.

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

Safety. The Company manages its exposure to the hazards associated with its business through safety, training and preventive maintenance efforts. The Company emphasizes its safety commitment through programs oriented toward extensive monitoring of safety performance for the purpose of identifying trends and initiating corrective action, and for continuously improving employee safety behavior and performance.

Training. The Company believes that among the major elements of a successful and productive work force are effective training programs. The Company also believes that training in the proper performance of a job enhances both the safety and quality of the service provided. New technology, regulatory compliance, personnel safety, quality and environmental concerns create additional demands for training. Refer to Human Capital below for further discussion regarding training programs the Company has developed and instituted.

Quality. Kirby Inland Marine has made a substantial commitment to the implementation, maintenance, and improvement of quality assurance systems. Kirby Offshore Marine is certified under ABS ISM standards. These Quality Assurance Systems and certification have enabled both shore and vessel personnel to effectively manage the changes which occur in the working environment, as well as enhancing the Company’s safety and environmental performance.

DISTRIBUTION AND SERVICES

The Company, through its wholly owned subsidiary Kirby Distribution & Services, Inc. and its wholly owned subsidiaries Kirby Engine Systems LLC, (“Kirby Engine Systems”), Stewart & Stevenson LLC (“S&S”) and United Holdings LLC (“United”), and through Kirby Engine Systems’ wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”) and Engine Systems, Inc. (“Engine Systems”), serves two markets, commercial and industrial, and oil and gas. The Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield service equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other commercial and industrial applications. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, for North American as well as for international oilfield service companies, and oil and gas operator and producer markets. The Company also sells engines, transmissions, power generation systems, and rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of commercial and industrial markets.

For the commercial and industrial market, the Company sells Original Equipment Manufacturers (“OEM”) replacement parts and new diesel engines, provides service mechanics and maintains facilities to overhaul and repair diesel engines and ancillary products for marine and on-highway transportation companies, and industrial companies. The Company provides engineering and field services, OEM replacement parts and safety-related products to power generation operators and to the nuclear industry, manufactures engine generator and pump packages for power generation operators and municipalities, offers power generation systems customized for specific commercial and industrial applications, and rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets.

For the oil and gas market, the Company sells OEM replacement parts, sells and services diesel engines, pumps and transmissions, manufactures and remanufactures pressure pumping units, and manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment. Customers include oilfield service companies, and oil and gas operators and producers.

No single customer of the distribution and services segment accounted for 10% or more of the Company’s revenues in 2020, 2019, or 2018. The distribution and services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 3% of the distribution and services segment’s 2020 revenues and 2% of the segment’s 2019 and 2018 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the distribution and services segment (dollars in thousands):

	Year Ended December 31,
	2020	%	2019	%	2018	%
Service and parts	$711,051	93%	$939,246	75%	$1,059,270	71%
Manufacturing	56,092	7	312,071	25	428,284	29
	$767,143	100%	$1,251,317	100%	$1,487,554	100%

Commercial and Industrial Operations

The Company serves the marine, on-highway, power generation, and other commercial and industrial markets primarily in the United States. The commercial and industrial operations represented approximately 74% of the segment’s 2020 revenues.

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

The Company has marine repair operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Houston, Texas, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington and Tampa, Florida, serving as the authorized distributor for EMD Power Products (“EMD”) throughout the United States. The Company is also a distributor and representative for certain Alfa Laval products in the Midwest and on the East Coast, Gulf Coast, and West Coast. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, and the United States government. The Houma, Louisiana and Houston, Texas operations concentrate on the inland and offshore barge and oilfield services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, the offshore barge industry, the United States government, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed marine operations are located in Houston, Texas, Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama, Lodi and Thorofare, New Jersey, and 10 locations in Florida. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in multiple states. The Company also operates factory-authorized full service marine distributorships/dealerships for Cummins, Detroit Diesel, John Deere, MTU and Volvo Penta diesel engines, as well as Falk, Lufkin and Twin Disc marine gears. High-speed diesel engines provide the main propulsion for a significant amount of the United States flagged commercial vessels and large pleasure craft vessels, other marine applications, including engines for power generators and barge pumps.

The Company distributes, sells parts for and services diesel engines and transmissions for on-highway use and provides in-house and in-field service capabilities. The Company is the largest on-highway distributor for Allison Transmission and Detroit Diesel/Daimler Truck North America, providing parts, service and warranty on engines, transmissions and related equipment in Arkansas, Colorado, Florida, Louisiana, New Mexico, New York, Oklahoma, Texas, Wyoming, and the country of Colombia. The Company also provides similar service for off-highway use and additionally has distributor rights for Deutz and Isuzu diesel engines. Off-highway applications are primarily surface and underground mining equipment, including loaders, crawlers, crushers, power screens, pumps, cranes, generators, and haul trucks, as well as equipment rental.

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

The Company has power generation operations throughout the United States providing in-house and in-field repair capabilities and products for power generation applications. Through its Rocky Mount, North Carolina operation, the Company serves as the exclusive worldwide distributor of EMD products to the nuclear industry, the worldwide distributor for Woodward, Inc. products to the nuclear industry, the worldwide distributor of Cooper Machinery Services (“Cooper”) products to the nuclear industry, and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry, an exclusive distributor of Hannon Company generator and motor products to the nuclear industry, and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Company is also a non-exclusive distributor of Ingersoll Rand air start equipment to the nuclear industry worldwide.

The Company sells pre-packaged and fabricated power generation systems for emergency, standby and auxiliary power for commercial and industrial applications. The Company also offers rental generator systems from MTU, Atlas Copco, and Multiquip from 50 to 2,000 kilowatts of power to a broad range of customers. The Company also is engaged in the rental of industrial compressors, railcar movers and high capacity lift trucks. In addition, the Company provides accessory products such as cables, hoses, fuel cells, air dryers, air compressor boosters and ground heaters. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in Texas and Colorado.

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

As noted above, the Company is the exclusive worldwide distributor of EMD, Cooper, Woodward, Nordberg, Norlake and Hannon parts for the nuclear industry, and non-exclusive distributor of Weschler parts and Ingersoll Rand air start equipment for the nuclear industry. Specific regulations relating to equipment used in nuclear power generation require extensive testing and certification of replacement parts. OEM parts need to be properly tested and certified for nuclear applications.

Oil and Gas Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The oil and gas operations represented approximately 26% of the segment’s 2020 revenues. The Company offers custom fabricated oilfield service equipment, fully tested and field ready. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders, coil tubing, and well intervention equipment. The Company sells OEM replacement parts, and sells and services diesel engines, pumps and transmissions, and offers in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison Transmission and a major distributor for MTU in North America.

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

Properties

The principal office of the distribution and services segment is located in Houston, Texas. There are 61 active facilities in the distribution and services segment, of which 25 facilities are owned and 36 facilities are leased.

The oil and gas operation’s principal manufacturing facilities are located in Houston, Texas and Oklahoma City, Oklahoma, with both facilities owned by the Company. The oil and gas focused operations have 17 parts and service facilities, with one in Arkansas, two in Colorado, three in Louisiana, one in New Mexico, one in Oklahoma, eight in Texas and one in Wyoming, with many of these facilities shared with the commercial and industrial operations.

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

Human Capital

Employment. The Company has approximately 5,400 employees, the large majority of whom are in the United States. The Company has approximately 150 general corporate employees.

The Company’s marine transportation segment has approximately 3,400 employees, of which approximately 2,700 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 600 vessel employees some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 250 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit in effect through August 31, 2022. In addition, approximately 125 vessel crew members of Penn Maritime Inc., a wholly owned subsidiary of Kirby Offshore Marine, are represented by the Seafarers International Union under a collective bargaining agreement in effect through April 30, 2022.

The Company’s distribution and services segment has approximately 1,850 employees. None of the United Holdings and Kirby Engine Systems operations are subject to collective bargaining agreements. Approximately 55 S&S employees in New Jersey are subject to a collective bargaining agreement with the Local 15C, International Union of Operating Engineers, AFL-CIO that expires in October 2023. The remaining S&S employees are not subject to collective bargaining agreements.

Training, Development, and Promotions.  Centralized training is provided through the Operations Personnel and Training Department, which is charged with developing, conducting and maintaining training programs for the benefit of all of the Company’s operating entities. It is also responsible for ensuring that training programs are both consistent and effective. For the marine business, the Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges and a tank barge simulator for tankermen training. During 2020, approximately 1,000 certificates were issued for the completion of courses at the training facility, of which approximately 300 were USCG approved classes and the balance were employee development and Company required classes, including leadership, communication and navigation courses. The Company uses the Seaman’s Church Institute as an additional training resource for its wheelhouse crewmembers.  The marine segment provides a clear career progression for vessel personnel from entry level deckhand to captain and regularly reviews promotions from one level to another.

In distribution and services, Company facilitates training courses via online courses and instructor-led classes that cover a range of skill related topics generator knowledge, introduction to hydraulic systems, introduction to electrical diagrams, introduction to transformers, and Electrical Generation Systems Association journeyman study, as well as numerous courses led by our OEM partners.  The distribution and services segment has multiple career progressions within its numerous job groups.

In addition, the Company facilitates a number of training courses that cover a range of topics that increase skill sets, increase productivity, and educate employees about safety and enhance team morale across both business segments.  Training classes include environmental, health, and safety classes, legal compliance classes and skills related courses.  Environmental, health, and safety topics include defensive and distracted driving, first aid basic and medical emergencies, global safety principles, oil management, and hazardous substances training.  Legal compliance topics include anti-corruption training, cybersecurity awareness, business ethics, compliance, and promoting diversity. Skill related topics include business writing, risk-based thinking, initiating and planning a project, and transitioning into a project management role.

Succession Planning. Succession planning is a key responsibility of the CEO and Chief Human Resources Officer. While the process is ongoing all year succession planning is reported annually to the Board of Directors.  Succession plans address all senior executive positions to ensure smooth transition and to facilitate ongoing conversations related to promotion, and diversity and to address any potential talent gaps.

Culture and Engagement.  The Company recognizes the importance of employee engagement and inclusion and has implemented a regular process of surveying its employees to obtain their feedback on both what is working well and areas of improvement.  The main take-aways from the initial survey was that Company employees are committed to safety, understand the Company’s strategic direction, and believe the Company’s overall focus is on the customer.  Employees voiced their desire to see more opportunity for community involvement and communication from senior management.  This feedback led to specific initiatives including an increased use of town halls both in person and virtual and the establishment of an employee led community involvement committee for 2021. Another initiative developed following the Company’s culture survey was the development of the Company’s core values. The core values are a product of a cross functional team that used the employee responses from the culture survey to reflect the common values of the Company. The core values are principles that are communicated and owned throughout the organization.

Diversity.  The Company has a diversity committee whose purpose is to continuously improve its diversity of employees.  In 2019 and 2020, committee initiatives included training to help increase awareness and drive inclusive behaviors, identifying areas for improvement and providing oversight for hiring, promotions and mentoring as needed.

Information about the Company’s Executive Officers

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
David W. Grzebinski	59	President and Chief Executive Officer
William G. Harvey	63	Executive Vice President and Chief Financial Officer
Christian G. O’Neil	48	President – Kirby Inland Marine, Kirby Offshore Marine, and San Jac Marine, LLC
Joseph H. Reniers	46	President – Kirby Distribution & Services, Inc.
Dorman L. Strahan	64	President – Kirby Engine Systems
Kim B. Clarke	65	Vice President and Chief Human Resources Officer
Ronald A. Dragg	57	Vice President, Controller and Assistant Secretary
Eric S. Holcomb	46	Vice President – Investor Relations
Amy D. Husted	52	Vice President, General Counsel and Secretary
Scott P. Miller	42	Vice President and Chief Information Officer
Kurt A. Niemietz	48	Vice President and Treasurer
William M. Woodruff	60	Vice President – Public and Governmental Affairs

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

Christian G. O’Neil holds a Master of Business Administration degree from Rice University, a doctorate of jurisprudence from Tulane University and a bachelor of arts degree from Southern Methodist University. He has served as President of Kirby Inland Marine and Kirby Offshore Marine since January 2018 and as President of San Jac Marine, LLC since October 2018. He served as Executive Vice President and Chief Operating Officer of Kirby Inland Marine and Kirby Offshore Marine from May 2016 to January 2018. He also served as Executive Vice President – Commercial Operations of Kirby Inland Marine and Kirby Offshore Marine from April 2014 to May 2016, Vice President – Human Resources of the Company from May 2012 to April 2014, Vice President – Sales for Kirby Inland Marine from 2009 to 2012 and President of Osprey from 2006 through 2008. He has also served in various sales and business development roles at the Company and Osprey. Prior to joining the Company, he served as Sales Manager and Fleet Manager at Hollywood Marine, Inc. (“Hollywood Marine”) after joining Hollywood Marine in 1997 which was subsequently merged into the predecessor of Kirby Inland Marine.

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

Marine Transportation Segment Risk Factors

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. One-half of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 29 cent per gallon diesel fuel tax and the remaining 50% of waterway infrastructure and improvement is paid from general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

The Company could be adversely impacted by a marine accident or spill event. A marine accident or spill event could close a portion of the inland waterway system or a coastal area of the United States for an extended period of time. Although statistically marine transportation is the safest means of surface transportation of bulk commodities, accidents do occur, both involving Company equipment and equipment owned by other marine operators.

The Company transports a wide variety of petrochemicals, black oil, refined petroleum products and agricultural chemicals throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts and in Alaska and Hawaii. The Company manages its exposure to losses from potential unauthorized discharges of pollutants through the use of well-maintained and equipped tank barges and towing vessels, through safety, training and environmental programs, and through the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company. Risks may arise for which the Company may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material, and certain policies impose limitations on coverage. Existing insurance coverage may not be able to be renewed at commercially reasonable rates or coverage capacity for certain risks may not be available or adequate to cover future claims. If a loss occurs that is partially or completely uninsured, or the carrier is unable or unwilling to cover the claim, the Company could be exposed to liability.

The Company’s marine transportation segment is dependent on its ability to adequately crew its towing vessels. The Company’s vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of the Company’s marine transportation segment is dependent on the Company’s ability to adequately crew its vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat. Inland crew members generally work rotations such as 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work rotations such as 14 days on, 14 days off rotation, a 21 days on, 21 days off rotation or a 30 days on, 30 days off rotation, dependent upon the location. The nature of crewmember work schedules and assignments away from home for extended periods require special recruiting and at times it can be difficult to find candidates. With ongoing retirements and competitive labor pressure in the marine transportation segment, the Company continues to monitor and implement market competitive pay practices. The Company also utilizes an internal development program to train Maritime Academy graduates for vessel leadership positions.

The Company’s marine transportation segment has approximately 3,400 employees, of which approximately 2,700 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 600 vessel employees, of whom approximately 375 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas. To date, the Company has been able to manage crewing of its vessels despite the COVID-19 pandemic, with only minimal vessel delays and disruption of services, but with some loss of revenue which have primarily impacted our offshore vessels.  The Company continues to update its processes relating to management of COVID-19 and provide related employee education as new information and guidance becomes available.

The Company’s marine transportation segment is subject to the Jones Act. The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned, owned and operated by United States citizens. The Company presently meets all of the requirements of the Jones Act for its owned and operated vessels. The loss of Jones Act status could have a significant negative effect on the Company. The requirements that the Company’s vessels be United States built and manned by United States citizens, the crewing requirements and material requirements of the USCG, and the application of United States labor and tax laws increases the cost of United States flagged vessels compared to comparable foreign flagged vessels. The Company’s business could be adversely affected if the Jones Act or international trade agreements or laws were to be modified or waived as to permit foreign flagged vessels to operate in the United States as these vessels are not subject to the same United States government imposed regulations, laws, and restrictions. Since the events of September 11, 2001, the United States government has taken steps to increase security of United States ports, coastal waters and inland waterways. The Company believes that it is unlikely that the current cabotage provisions of the Jones Act would be eliminated or significantly modified in a way that has a material adverse impact on the Company in the foreseeable future.

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

The Company’s marine transportation segment is subject to natural gas and crude oil prices as well as the volatility of their prices as well as the volatility in production of refined products and petrochemicals in the United States. For 2020, 52% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. During 2020, petrochemical and refined products volumes decreased relative to 2019 and 2018, as a result of reduced demand due to the COVID-19 pandemic and petrochemical and refinery plant shutdowns. However, the United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. In addition, approximately seven new United States petrochemical projects, including expansion of existing plants or new plants, are scheduled to be completed during 2021, which should provide additional movements for the marine transportation segment. Higher natural gas and crude oil prices are generally better for the Company’s businesses, however higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which could negatively impact the Company.

Demand for tank barge transportation services is driven by the production of volumes of the bulk liquid commodities such as petrochemicals, black oil and refined petroleum products that the Company transports by tank barge. This production can depend on the prevailing level of natural gas and crude oil prices, as well as the volatility of their prices.  In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product demand and therefore increased demand for tank barge transportation services. However, during 2016 and 2017 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. At the end of 2016, the Company estimated that approximately 140 inland tank barges and approximately 10 coastal tank barges in the 195,000 barrels or less category were transporting such products, a reduction of approximately 410 inland tank barges and 25 coastal tank barges that moved into other markets. At the end of 2017, the Company estimated that approximately 250 inland tank barges and approximately three coastal tank barges were transporting crude and natural gas condensate. At the end of 2018, the Company estimates that approximately 375 inland tank barges and approximately three coastal tank barges were transporting crude and natural gas condensate. As of the end of 2019, the Company estimates that approximately 335 inland tank barges and approximately five coastal tank barges were transporting crude and natural gas condensate.  During 2020, the COVID-19 pandemic and oil price volatility resulted in a sharp decrease in volumes of crude and natural gas condensate being transported.  As of the end of 2020, the Company estimates that approximately 100 to 150 inland tank barges and one coastal tank barge were transporting crude and natural gas condensate.  Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment including as a result of lower spot and term contract rates and/or reluctance to enter into or extend term contracts.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 4,000 inland tank barges in the United States, of which the Company operates 1,066, or 27%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,850 by the end of 2015 and 2016 and remained relatively flat since 2015.  For 2018, the Company estimated that industry-wide 75 new tank barges were placed in service, of which one was by the Company, and 100 tank barges were retired, 48 of which were by the Company.  For 2019, the Company estimated that industry-wide 150 new tank barges were placed in service, of which none were by the Company, and 100 tank barges were retired, 17 of which were by the Company.  For 2020, the Company estimated that industry-wide approximately 150 new tank barges were placed in service, six of which were purchased by the Company from another operator, and approximately 150 tank barges were retired, 95 of which were by the Company.  The increase for 2015 reflected the improved demand for inland petrochemical, refined petroleum products and black oil barges experienced in 2014 and federal tax incentives on new equipment. The decrease in the number of tank barges at the end of 2018 was primarily due to continued industry-wide tank barge retirements and minimal new tank barge construction. The Company estimates that approximately 35 new tank barges have been ordered during 2020 for delivery in 2021 and expects many older tank barges, including an expected 26 by the Company, will be retired, dependent on 2021 market conditions.

The long-term risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has approximately 350 tank barges that are over 30 years old and approximately 260 of those over 40 years old. Given the age profile of the industry inland tank barge fleet and extensive customer vetting standards, the expectation is that older tank barges will continue to be removed from service and replaced by new tank barges as needed, with the extent of both retirements and new builds dependent on petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

During 2018, 2019, and 2020, a decline in industry-wide demand for the movement of crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2018, 2019, and 2020. Much of this new capacity is replacement capacity for older vessels anticipated to be retired.

The Company estimates there are approximately 280 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those are over 25 years old.  In June 2018, the Company purchased a 155,000 barrel coastal ATB under construction from another operator that was delivered to the Company in the 2018 fourth quarter.  The Company is aware of three coastal ATBs placed in service in 2018, two in 2019, and one in 2020 by competitors.  There is currently one announced small specialized coastal ATB under construction by a competitor for delivery in 2021.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2020 was approximately 6% of marine transportation revenue. All of the Company’s marine transportation term contracts contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. The Company’s spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel, economic conditions, and supply and demand dynamics can significantly impact the construction cost of new tank barges and towing vessels. Over the last 20 years, the Company’s average construction price for a new 30,000 barrel capacity inland tank barge has fluctuated up or down significantly. For example, the average construction price for a new 30,000 barrel capacity tank barge in 2009 was approximately 90% higher than in 2000, with increases primarily related to higher steel costs. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges fell significantly in 2010, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. In 2018 through 2020, increases in steel costs and improvement in supply and demand dynamics resulted in construction prices for a new 30,000 barrel tank barge increasing compared to prices in 2017 when there was an industry-wide over-capacity of inland tank barges in the market.

The Company’s marine transportation segment could be adversely impacted by the failure of the Company’s shipyard vendors to deliver new vessels according to contractually agreed delivery schedules and terms. The Company contracts with shipyards to build new vessels and currently has many vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s financial condition, results of operations and cash flows.  To date, the Company has not experienced significant shipyard delays associated with the COVID-19 pandemic, including at its subsidiary, San Jac.

The Company is subject to competition in its marine transportation segment. The inland and coastal tank barge industry remains very fragmented and competitive. The Company’s primary competitors are noncaptive inland tank barge operators and coastal operators. The Company also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars and tractor-trailer tank trucks. Increased competition from any significant expansion of or additions to facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations. In addition, the Company’s failure to adhere to its safety, reliability and performance standards may impact its ability to retain current customers or attract new customers.

Distribution and Services Segment Risk Factors

The Company’s distribution and services segment could be adversely impacted by future legislation, executive or other governmental orders, or additional regulation of oil and gas extraction, including hydraulic fracturing practices. The Company, through its United and S&S subsidiaries, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including pressure pumping units. The EPA is studying hydraulic fracturing practices, and legislation may be enacted by Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states have adopted or are evaluating the adoption of legislation or regulations governing hydraulic fracturing or byproducts of the fracturing process. In January 2021, the Secretary of the Interior ordered a 60-day pause on issuing new drilling permits and new leases on federal lands in response to a related executive order issued by President Biden, and it is uncertain what further action may be taken. Such federal or state legislation, executive or governmental orders, and/or regulations could materially impact customers’ operations and greatly reduce or eliminate demand for the Company’s pressure pumping fracturing equipment and related products. The Company is unable to predict whether future legislation or any other regulations will ultimately be enacted and, if so, the impact on the Company’s distribution and services segment.

The Company’s distribution and services segment could be adversely impacted by the construction of pressure pumping units by its competitors. In early 2015, an estimated 21.0 million horsepower of pressure pumping units were working, or available to work, in North America. By late 2016, the working horsepower in North America had declined to an estimated 6.0 million, with an estimated 2.0 million horsepower scrapped, an estimated 2.0 million horsepower available for work and an estimated 12.5 million horsepower stacked, the large majority of which would require major service before being placed back in service. A significant drop in demand due to the low price of crude oil resulted in an oversupply in the pressure pumping market and negatively impacted the Company’s 2015 and 2016 results of operations. During 2017 and 2018, with the stabilization of crude oil prices in the $40 to $70 per barrel range, the United States land rig count improved and service intensity in the well completion business increased. As a result, the Company experienced a healthy rebound in service demand during 2018, particularly with pressure pumping unit remanufacturing and transmission overhauls, and with the acquisition of S&S in September 2017, the manufacture of oilfield service equipment, including pressure pumping units, and the sale of transmissions.  At the end of 2019, an estimated 15.0 million horsepower of pressure pumping units were working in North America, with an estimated 6.0 million horsepower available to work, and 3.0 million horsepower stacked and in need of major repair.  During 2020, a significant reduction in oilfield activity as a result of oil price volatility throughout 2019 and 2020 and the COVID-19 pandemic resulted in a decrease to an estimated 6.0 million horsepower of pressure pumping units working in North America, with an estimated 1.5 million horsepower available to work, and 12.0 million horsepower stacked and in need of major repair.  Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

Prevailing natural gas and crude oil prices, as well as the volatility of their prices, could have an adverse effect on the distribution and services segment business. Lower energy prices generally result in a decrease in the number of oil and gas wells being drilled. Oilfield service companies reduce their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by the Company’s distribution and services segment. This may also lead to order cancellations from customers or customers requesting to delay delivery of new equipment. The Company also services offshore supply vessels and offshore drillings rigs operating in the Gulf of Mexico, as well as internationally. Low energy prices may negatively impact the number of wells drilled in the Gulf of Mexico and international waters. Prolonged downturns in oil and gas prices may cause substantial declines in oilfield service and exploration expenditures and could adversely impact oil and gas manufacturing, remanufacturing, parts and distribution business. In addition, energy price volatility may also result in difficulties in the Company’s ability to ramp up and ramp down production on a timely basis and, therefore, could result in an adverse impact on the Company’s distribution and services segment.

The Company is subject to competition in its distribution and services segment. The distribution and services industry is very competitive. The segment’s oil and gas market’s principal competitors are independent distribution and service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the distribution and services industry and continued low price of natural gas, crude oil or natural gas condensate, and resulting decline in drilling for such natural resources in North American shale formations, could result in less oilfield equipment being manufactured and remanufactured, lower rates for service and parts pricing and result in less manufacturing, remanufacturing, service and repair opportunities and parts sales for the Company. For the commercial and industrial market, the segment’s primary marine diesel competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. For power generation, the primary competitors are other independent service companies.

Loss of a distributorship or other significant business relationship could adversely affect the Company’s distribution and services segment.  The Company’s distribution and services segment has had a relationship with EMD, the largest manufacturer of medium-speed diesel engines, for over 50 years. The Company, through Kirby Engine Systems, serves as both an EMD distributor and service center for select markets and locations for both service and parts. With the acquisition of S&S in September 2017, the Company added additional EMD exclusive distributorship rights in key states, primarily through the Central, South and Eastern areas of the United States. With the S&S acquisition, the Company became the United States distributor for EMD marine and power generation applications. Sales and service of EMD products account for approximately 4% of the Company’s revenues for 2020. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers. In 2020, with the acquisition of Convoy Servicing Company and Agility Fleet Services, LLC, the Company expanded its dealership network of Thermo King refrigeration systems for trucks, railroad cars, and other land transportation markets in Texas and Colorado.  In 2020, sales and service of Thermo King products comprised approximately 5% of the Company’s revenues.

United and S&S have maintained continuous exclusive distribution rights for MTU and Allison since the 1940s. United and S&S are two of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in multiple states. In addition, as distributors of Allison products, United and S&S have exclusive distribution rights in multiple key growth states. United and S&S are also the distributor for parts, service and warranty on Daimler truck engines and related equipment in multiple states. Sales and service of MTU, Allison, and Daimler products accounted for approximately 8% of the Company’s revenues during 2020. Although the Company considers its relationships with MTU, Allison, and Daimler to be strong, the loss of MTU, Allison, or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

In addition to its relationships with MTU, Allison, and Daimler, the Company also has relationships with many other distributors and parts suppliers and the loss of a distributorship and service rights, or a disruption of the supply of parts from any of these other distributors or part suppliers could also have a negative impact on the Company’s ability to service its customers.

General Risk Factors

The Company is subject to adverse weather conditions in its marine transportation and distribution and services segments. The Company’s marine transportation segment is subject to weather condition volatility. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes, and tsunamis on both the inland waterway systems and throughout the United States coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company.  Tropical storms and hurricanes may also impact the Company’s customers resulting in reduced demand for the Company’s services. In addition, adverse water and weather conditions can negatively affect a towing vessel’s performance, tow size, loading drafts, fleet efficiency, limit navigation periods and dictate horsepower requirements. The Company’s distribution and services segment is also subject to tropical storms and hurricanes impacting its coastal locations and those of its customers as well as tornadoes impacting its Oklahoma facilities. The risk of flooding as a result of hurricanes and tropical storms as well as other weather events may impede travel via roadways, suspend service work, and impact deliveries and the Company’s ability to fulfill orders or provide services in the distribution and services segment.

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

In addition, current global trends incorporating carbon neutral policies and reduction in greenhouse gas emissions are driving decarbonization initiatives across all industries to mitigate the impact on climate change and may result in a decline in global and U.S. hydrocarbon usage.  Such a decline in hydrocarbon usage (for example, as a result of an increase in electric vehicles) could result in a reduction in demand for (a) the Company’s services in its marine transportation segment to the extent there is reduced demand for crude oil and other feedstocks used and the products produced by the Company’s major refining customers and (b) for the Company’s products and services in its distribution and services segment to the extent there is reduced demand in the exploration and production of hydrocarbons by the Company’s oil and gas customers.

Loss of a large customer could adversely affect the Company. Five marine transportation customers accounted for approximately 18% of the Company’s 2020, 19% of 2019 and 18% of 2018 revenue. The Company has contracts with these customers expiring in 2021 through 2026. Three distribution and services customers accounted for approximately 3% of the Company’s 2020 revenue, 12% of 2019 revenue, and 13% of 2018 revenue. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers, or their inability to meet financial obligations, could have an adverse effect on the Company.

The Company relies on critical operating assets including information systems for the operation of its businesses, and the failure of such assets or any critical information system, including as a result of natural disasters, terrorist acts, a cyber-security attack, or other extraordinary events, may adversely impact its businesses. The Company is dependent on its critical operating assets and technology infrastructure and must maintain and rely upon critical information systems and security of its assets for the effective and safe operation of its businesses. These assets include vessels, vessel equipment, property and facilities, as well as information systems, such as software applications, hardware equipment, and data networks and telecommunications.

The Company’s critical assets and information systems, including the Company’s proprietary vessel management computer system, are subject to damage or interruption from a number of potential sources, including but not limited to, natural disasters, terrorist acts, cyber-security attacks, software viruses, and power failures. In addition to standard safety operating procedures, the Company has implemented measures such as business continuity plans, hurricane preparedness plans, emergency recovery processes, and security preparedness plans to protect physical assets and to recover from damage to such assets.  The Company has also implemented virus protection software, intrusion detection systems and annual attack and penetration audits to protect information systems to mitigate these risks. However, the Company cannot guarantee that its critical assets or information systems cannot be damaged or compromised.

Any damage or compromise of its critical assets or data security or its inability to use or access these critical assets and information systems could adversely impact the efficient and safe operation of its businesses, or result in the failure to safely operate its equipment, and maintain the confidentiality of data of its customers or its employees and could subject the Company to increased operating expenses or legal action, which could have an adverse effect on the Company.

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.  Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, its cost of debt may increase, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its Revolving Credit Facility to support its operations as needed, any volatility in the credit and financial markets that prevents the Company from accessing funds on acceptable terms could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the pricing grids on Company’s Revolving Credit Facility and Term Loan contain a ratings grid that includes a possible increase in borrowing rates if the Company’s rating declines. Furthermore, the Company incurs interest under its Revolving Credit Facility based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s cash flow and results of operations. In addition, as the floating rate on certain borrowings under the Revolving Credit Facility is tied to LIBOR, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to an alternate benchmark rate or rates could adversely affect the Company’s financing costs.

Continuing widespread health developments and economic uncertainty resulting from the recent global COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations.  In December 2019, COVID-19 surfaced in Wuhan, China.  In response to the resulting pandemic, various countries, including the United States, either mandated or recommended business closures, travel restrictions or limitations, social distancing, and/or self-quarantine, among other actions.  Additionally, various state and local governments in locations where the Company operates took similar actions.  The full impact and duration of the outbreak is still unknown and the situation continues to evolve.  Many governments are in various stages of removing or easing these actions.  In some cases, governments have reinstated actions or slowed reopenings and they may impose new actions in an effort to reduce or manage current or anticipated levels of infection.  The full extent and duration of these impacts is unknown at this time, but there has been and continues to be a negative impact on the global and United States economies, including the oil and gas industry, which has reduced demand for the Company’s products and services.

These impacts could continue to place limitations on the Company’s ability to execute on its business plan and materially and adversely affect its business, financial condition and results of operations. The Company continues to monitor the situation, actively implemented policies and procedures to address the situation, including its pandemic response plan and business continuity plan, and took steps to reduce costs.  As the pandemic continues to further unfold, the Company may further adjust its current policies and procedures as government mandates or recommendations change or as more information and guidance become available. The impact of the COVID-19 pandemic may also exacerbate other risks discussed above, any of which could have a material effect on the Company. This situation is changing rapidly and additional impacts may arise that the Company is not aware of currently.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The information appearing in Item 1 under “Marine Transportation– Properties” and “Distribution and Services– Properties” is incorporated herein by reference. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required.

Item 3.	Legal Proceedings

See Note 14, Contingencies and Commitments to the Company’s financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX.

As of February 19, 2021, the Company had 60,085,000 outstanding shares held by approximately 575 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

The comparative selected financial data of the Company and consolidated subsidiaries is presented for the five years ended December 31, 2020. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 and the Financial Statements included under Item 8 (selected financial data in thousands, except per share amounts).

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Marine transportation	$1,404,265	$1,587,082	$1,483,143	$1,324,106	$1,471,893
Distribution and services	767,143	1,251,317	1,487,554	890,312	298,780
	$2,171,408	$2,838,399	$2,970,697	$2,214,418	$1,770,673

Net earnings (loss) attributable to Kirby	$(272,546)	$142,347	$78,452	$313,187	$141,406

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.55)	$2.38	$1.31	$5.62	$2.63
Diluted	$(4.55)	$2.37	$1.31	$5.62	$2.62

Common stock outstanding:
Basic	59,912	59,750	59,557	55,308	53,454
Diluted	59,912	59,909	59,689	55,361	53,512

	December 31,
	2020	2019	2018	2017	2016
Property and equipment, net	$3,917,070	$3,777,110	$3,539,802	$2,959,265	$2,921,374
Total assets	$5,924,174	$6,079,097	$5,871,594	$5,127,427	$4,289,895
Long-term debt, including current portion	$1,468,586	$1,369,767	$1,410,188	$992,406	$722,802
Total equity	$3,087,553	$3,371,592	$3,216,301	$3,114,223	$2,412,867

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares outstanding applicable to diluted earnings per share for 2020, 2019 and 2018 were 59,912,000, 59,909,000 and 59,689,000, respectively.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2020, the Company operated a fleet of 1,066 inland tank barges with 24.1 million barrels of capacity, and operated an average of 248 inland towboats during the 2020 fourth quarter. The Company’s coastal fleet consisted of 44 tank barges with 4.2 million barrels of capacity and 44 coastal tugboats. The Company also owns and operates four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based oilfield service customers.

For 2020, net loss attributable to Kirby was $272,546,000, or $4.55 per share, on revenues of $2,171,408,000, compared to 2019 net earnings attributable to Kirby of $142,347,000, or $2.37 per share, on revenues of $2,838,399,000. The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 7, Impairments and Other Charges for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 9, Taxes on Income for additional information.  The 2019 fourth quarter included $35,525,000 before taxes, $27,978,000 after taxes, or $0.47 per share, non-cash inventory write-downs and $4,757,000 before taxes, $3,747,000 after taxes, or $0.06 per share, severance and early retirement expense.

Marine Transportation

For 2020, 65% of the Company’s revenues were generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2020 decreased 12% compared to 2019 and operating income decreased 24%, compared to 2019. The decreases were primarily due to reduced barge utilization in the inland and coastal markets and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, lower fuel rebills, retirements of three large coastal barges, and planned shipyard activity in the coastal market. These reductions were partially offset by the acquisition of the Savage Inland Marine, LLC (“Savage”) fleet acquired on April 1, 2020 and the Cenac Marine Services, LLC (“Cenac”) fleet acquired on March 14, 2019. The 2020 third quarter was impacted by hurricanes and tropical storms along the East and Gulf Coasts and the closure of the Illinois river. The 2020 first quarter and 2019 first six months were each impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For 2020 and 2019, the inland tank barge fleet contributed 78% and 77%, respectively, and the coastal fleet contributed 22% and 23%, respectively, of marine transportation revenues.

During 2020, reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown contributed to lower barge utilization. Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter, the mid-80% range during the 2020 second quarter, the low 70% range during the 2020 third quarter, and the high 60% range during the 2020 fourth quarter.  For 2019, barge utilization averaged in the mid-90% range during both the first and second quarters and the low 90% range during both the third and fourth quarters.  The 2020 first quarter and full year 2019 each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter and 2019 first six months slowed the transport of customer cargoes and contributed to strong barge utilization during those periods.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during each of the 2020 second, third, and fourth quarters. In 2019, barge utilization averaged in the low 80% range during the first quarter and the mid-80% range during each of the second, third, and fourth quarters. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry during 2020 and 2019.

During both 2020 and 2019, approximately 65% of the inland marine transportation revenues were under term contracts and 35% were spot contract revenues.  These allocations provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 66% of the inland revenues under term contracts during 2020 compared to 62% during 2019. Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared to term contracts renewed in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 second quarter were flat compared to term contracts renewed in the 2019 second quarter.  Rates on inland term contracts renewed in the 2020 third quarter decreased in the 1% to 3% average range compared to term contracts renewed in the 2019 third quarter.  Rates on inland term contracts renewed in the 2020 fourth quarter decreased in the 10% to 12% average range compared to term contracts renewed in the 2019 fourth quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to the 2019 first quarter. Spot contract rates in the 2020 second quarter decreased in the 5% to 10% average range compared to the 2019 second quarter.  Spot contract rates in the 2020 third quarter decreased approximately 10% compared to the 2019 third quarter. Spot contract rates in the 2020 fourth quarter decreased approximately 25% compared to the 2019 fourth quarter. There was no material rate increase on January 1, 2020, related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During 2020 and 2019, approximately 85% and 80%, respectively, of the coastal revenues were under term contracts and 15% and 20%, respectively, were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during 2020 compared to 85% during 2019.  Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.  Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared to term contracts renewed in the 2019 first quarter.  Rates on coastal term contracts renewed in the 2020 second quarter were flat compared to term contracts renewed in the 2019 second quarter.  Rates on coastal term contracts renewed in both the 2020 third and fourth quarters decreased in the 4% to 6% average range compared to term contracts renewed in the 2019 third and fourth quarters. Spot market rates in the 2020 first quarter increased in the 10% to 15% average range compared to the 2019 first quarter.  Spot market rates in each of the 2020 second, third, and fourth quarters were flat compared to the 2019 second, third, and fourth quarters.

The 2020 marine transportation operating margin was 11.7% compared to 13.6% for 2019.

Distribution and Services

During 2020, the distribution and services segment generated 35% of the Company’s revenues, of which 93% was generated from service and parts and 7% from manufacturing. The results of the distribution and services segment are largely influenced by cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.

Distribution and services revenues for 2020 decreased 39% compared to 2019 and operating income decreased 118% compared to 2019. The decreases were primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and 2020, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during 2020.  For 2020, the oil and gas market represented approximately 26% of distribution and services revenues.

The 2020 commercial and industrial market revenues decreased compared to 2019, primarily due to reductions in on-highway and power generation service demand as a result of the COVID‑19 pandemic and the resulting economic slowdown and nationwide, state, and local stay-at-home orders, partially offset by contributions from the Convoy Servicing Company and Agility Fleet Services, LLC (collectively “Convoy”) acquisition on January 3, 2020.  Demand in the marine business was also down due to reduced major overhaul activity.  For 2020, the commercial and industrial market contributed 74% of the distribution and services revenues.

The distribution and services operating margin for 2020 was (1.6)% compared to 5.4% for 2019.

Cash Flow and Capital Expenditures

The Company generated favorable operating cash flow during 2020 with net cash provided by operating activities of $444,940,000 compared to $511,813,000 of net cash provided by operating activities for 2019, a 13% decrease. The decline was driven by decreased revenues and operating income in both the marine transportation and distribution and services segments.  The decrease in the marine transportation segment was driven by decreased barge utilization in the inland and coastal markets and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, partially offset by the Savage acquisition in April 2020 and the Cenac acquisition in March 2019 and reduced costs. The decrease in the distribution and services segment was primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and 2020, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers. The decline was also partially offset by changes in certain operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and a larger decrease in trade accounts receivable compared to an increase during 2019, driven by reduced business activity levels in both the marine transportation and distribution and services segments.  In addition, during 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.  During 2020 and 2019, the Company generated cash of $17,310,000 and $57,657,000, respectively, from proceeds from the disposition of assets, and $353,000 and $5,743,000, respectively, from proceeds from the exercise of stock options.

For 2020, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $148,185,000, (including a decrease in accrued capital expenditures of $13,280,000) including $7,506,000 for inland towboat construction and $140,679,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $354,972,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions below.

For 2019, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $248,164,000 (including a decrease in accrued capital expenditures of $13,875,000), including $22,008,000 for inland towboat construction, $18,433,000 for progress payments on three 5000 horsepower coastal ATB tugboats, $2,294,000 for final costs on a 155,000 barrel coastal ATB under construction purchased from another operator that was delivered to the Company in the 2018 fourth quarter, and $205,429,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $262,491,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions below.

The Company’s debt-to-capitalization ratio increased to 32.2% at December 31, 2020 from 28.9% at December 31, 2019, primarily due to borrowings under the Revolving Credit Facility to acquire the Savage fleet in the 2020 second quarter and the Convoy acquisition in the 2020 first quarter as well as the decrease in total equity, primarily from the net loss attributable to Kirby for 2020 of $272,546,000. The Company’s debt outstanding as of December 31, 2020 and December 31, 2019 is detailed in Long-Term Financing below.

During 2020, the Company acquired 92 inland tank barges from Savage with a total capacity of approximately 2.5 million barrels, purchased six newly constructed inland pressure barges, retired 94 inland tank barges, transferred one tank barge to coastal, returned two leased inland tank barges, and brought back into service 12 inland tank barges.  The net result was an increase of 13 inland tank barges and approximately 0.7 million barrels of capacity during 2020.

The Company projects that capital expenditures for 2021 will be in the $125,000,000 to $145,000,000 range.  The 2021 construction program will consist of approximately $15,000,000 for the construction of new inland towboats, $95,000,000 to $110,000,000 primarily for capital upgrades and improvements to existing marine equipment and facilities, and $15,000,000 to $20,000,000 for new machinery and equipment, facilities improvements, and information technology projects in the distribution and services segment and corporate.

Outlook

While there remains significant uncertainty around the full impact of the COVID-19 pandemic, the Company expects improved business activity and utilization levels in the second half of 2021.  The first half of 2021 is expected to remain challenging until the pandemic eases and refinery utilization materially recovers and the U.S. economy rebounds.  In the first quarter, the Company expects weak market conditions in marine transportation to continue with pricing pressure on contract renewals.  Additionally, surging cases of COVID-19 across the United States have impacted the Company’s ability to crew its vessels, resulting in delays and in some cases, lost revenue primarily impacting the Company’s offshore vessels. As a result, first quarter 2021 earnings are expected to decline sequentially with improving results thereafter as the effects of the pandemic moderate and demand for the Company’s products and services increases.

In the inland marine transportation market, conditions are expected to remain challenging in the coming months, with gradual improvement in the second quarter and a more meaningful recovery in the second half of 2021.  Barge utilization is projected to start the year in the low to mid-70% range and improve into the high 80% to low 90% range by the end of the year.  Pricing, which typically improves with barge utilization, is expected to remain under pressure in the near-term.  First quarter revenues and operating margin are expected to be the lowest of the year, sequentially down from the 2020 fourth quarter due to the impact of lower pricing on term contract renewals and increased delays from seasonal winter weather.  Anticipated improvements in the spot market later in 2021 should contribute to increased barge utilization and better operating margins as the year progresses.  However, the full year impact of lower term contract pricing is expected to result in full year operating margins lower than the mid-teens margins realized in 2020.

As of December 31, 2020, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 260 of those over 40 years old. The Company estimates that approximately 35 new tank barges have been ordered for delivery in 2021 and many older tank barges, including an expected 26 by the Company, will be retired, dependent on 2021 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide.  The extent of the retirements is dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, with limited spot demand and the return of some term equipment, lower term contract pricing, crewing difficulties due to the COVID-19 pandemic, the retirement of three older large capacity coastal vessels during 2020, and the retirement of an additional vessel in mid-2021, financial results are expected to be lower in 2021 than 2020. In the 2021 first quarter, the Company expects coastal revenues and operating margin to decline compared to the 2020 fourth quarter, primarily due to the impact of lower term contract pricing and challenges crewing vessels due to the COVID-19 pandemic. For the full year, coastal revenues are expected to decline compared to 2020 with negative operating margins, the magnitude of which will be dependent on the timing of a material improvement in refined products and black oil demand later in 2021.

As of December 31, 2020, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced small specialized coastal ATB in the 195,000 barrels or less category under construction by a competitor for delivery in 2021.

The results of the distribution and services segment are largely influenced by the cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.  Improving economic activity and growth in the oilfield are expected to boost activity levels and contribute to meaningful year-over-year improvement in revenue and operating income.  In commercial and industrial, revenues are expected to benefit from improving economic conditions as well as from growth in the on-highway market, due in part to the Company’s new online parts sales platform which was launched in 2020.  However, these gains are expected to be partially offset by lower sales of new marine engines which remained strong throughout 2020.

In the distribution and services oil and gas market, higher commodity prices and increasing well completions activity are expected to contribute to improved demand for new transmission, service, and parts, as well as higher pressure pumping remanufacturing activity.  Additionally, a heightened focus on sustainability across the energy sector and industrial complex is expected to result in continued growth in new orders for Kirby’s portfolio of environmentally friendly equipment during the year.  Overall, operating margins in distribution and services are expected to be positive in the low to mid-single digits for the full year with the first quarter being the lowest and the third quarter being the highest prior to normal seasonal declines in the fourth quarter.

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

Property, Maintenance and Repairs. Property is recorded at cost; improvements and betterments are capitalized as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs on vessels built for use on the inland waterways are charged to operating expense as incurred and includes the costs incurred in USCG inspections unless the shipyard extends the life or improves the operating capacity of the vessel which results in the costs being capitalized. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the ABS. These recertifications generally occur twice in a five-year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels.

The Company performs an impairment assessment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. The assumptions and estimates include, but are not limited to, estimated fair market value of the assets and estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used, and estimated salvage values. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. Management monitors the recoverability of goodwill on an annual basis, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate and valued based on the excess of a reporting unit’s carrying amount over its fair value, incorporating all tax impacts caused by the recognition of the impairment loss. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. There are many assumptions and estimates underlying the determination of an impairment event or loss, if any. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Accrued Insurance. The Company is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk liquid and dry cargo in a marine environment. The Company maintains insurance coverage against these risks subject to a deductible, below which the Company is liable. In addition to expensing claims below the deductible amount as incurred, the Company also maintains a reserve for losses that may have occurred but have not been reported to the Company, or are not yet fully developed. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of accrued liabilities. If the actual number of claims and magnitude were substantially greater than assumed, the required level of accrued liabilities for claims incurred but not reported or fully developed could be materially understated. The Company records receivables from its insurers for incurred claims above the Company’s deductible. If the solvency of the insurers became impaired, there could be an adverse impact on the accrued receivables and the availability of insurance.

Acquisitions

During 2020, the Company purchased six newly constructed inland pressure barges for $39,350,000 in cash. Financing of these equipment purchases was through borrowings under the Company’s Revolving Credit Facility.

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

On December 14, 2018, the Company purchased 27 inland tank barges with a barrel capacity of 306,000 barrels from CGBM 100, LLC (“CGBM”) for $28,500,000 in cash.  The 27 tank barges transport petrochemicals and refined products on the Mississippi River System and the Gulf Intracoastal Waterway.  The average age of the barges was eight years.  Financing of the equipment acquisition was through borrowings under the Company’s Revolving Credit Facility.

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

On February 14, 2018, the Company completed the acquisition of Higman for $421,922,000 in cash. Higman’s fleet consisted of 163 inland tank barges with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. The average age of the inland tank barges was approximately seven years and the inland towboats had an average age of approximately eight years. Financing of the acquisition was through the issuance of the 2028 Notes (as defined in Note 5, Long-Term Debt to the Company’s financial statements). The 2028 Notes were issued on February 12, 2018 in preparation for closing of the acquisition.

Results of Operations

The following tables set forth the Company’s net earnings (loss) attributable to Kirby, along with per share amounts, and marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net earnings (loss) attributable to Kirby	$(272,546)	$142,347	$78,452
Net earnings (loss) attributable to Kirby per share - diluted	$(4.55)	$2.37	$1.31

	Year Ended December 31,
	2020	%	2019	%	2018	%
Marine transportation	$1,404,265	65%	$1,587,082	56%	$1,483,143	50%
Distribution and services	767,143	35	1,251,317	44	1,487,554	50
	$2,171,408	100%	$2,838,399	100%	$2,970,697	100%

The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 7, Impairments and Other Charges to the Company’s financial statements for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 9, Taxes on Income to the Company’s financial statements for additional information.

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

 Marine Transportation

The Company, through its marine transportation segment, provides marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. As of December 31, 2020, the Company operated 1,066 inland tank barges, including 37 leased barges, with a total capacity of 24.1 million barrels and an average of 248 inland towboats during the 2020 fourth quarter, of which 38 were chartered. This compares with 1,053 inland tank barges operated as of December 31, 2019, including 24 leased barges, with a total capacity of 23.4 million barrels and an average of 299 inland towboats during the 2019 fourth quarter, of which 75 were chartered.

The Company’s coastal tank barge fleet as of December 31, 2020 consisted of 44 tank barges, of which one was leased, with 4.2 million barrels of capacity, and 44 coastal tugboats, of which four were chartered. This compares with 49 coastal tank barges operated as of December 31, 2019, of which two were leased, with 4.7 million barrels of capacity, and 47 coastal tugboats, of which five were chartered. As of December 31, 2020 and 2019, the Company owned four offshore dry-bulk cargo barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes.  The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel, in Freeport and Port Arthur, Texas, and Lakes Charles, Louisiana, and a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey, which transports project cargoes and cargo containers by barge.

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
Marine transportation revenues	$1,404,265	$1,587,082	(12)%	$1,483,143	7%

Costs and expenses:
Costs of sales and operating expenses	907,119	1,034,758	(12)	997,979	4
Selling, general and administrative	111,182	122,202	(9)	122,421	—
Taxes, other than on income	35,528	34,538	3	33,020	5
Depreciation and amortization	186,798	179,742	4	182,307	(1)
	1,240,627	1,371,240	(10)	1,335,727	3
Operating income	$163,638	$215,842	(24)%	$147,416	46%
Operating margins	11.7%	13.6%		9.9%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2020 Revenue Distribution	Products Moved	Drivers
Petrochemicals	52%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%

Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	19%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2020 Compared to 2019

Marine Transportation Revenues

Marine transportation revenues for 2020 decreased 12% compared to 2019. The decrease was primarily due to reduced barge utilization in the inland and coastal markets and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, lower fuel rebills, retirements of three large coastal barges, and planned shipyard activity in the coastal market. These reductions were partially offset by the acquisition of the Savage fleet acquired on April 1, 2020 and the Cenac fleet acquired on March 14, 2019. The 2020 third quarter was impacted by hurricanes and tropical storms along the East and Gulf Coasts and the closure of the Illinois River. The 2020 first quarter and 2019 first six months were each impacted by poor operating conditions and high delay days due to heavy fog and wind along the Gulf Coast, high water on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects, as well as increased shipyard days on large capacity coastal vessels. The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.  For 2020 and 2019, the inland tank barge fleet contributed 78% and 77%, respectively, and the coastal fleet contributed 22% and 23%, respectively, of marine transportation revenues.  The Savage fleet was quickly integrated into the Company’s own fleet and the former Savage equipment began operating under Company contracts soon after the acquisition closed, with former Savage barges working with the Company’s existing towboats and vice versa resulting in differences in vessel utilization and pricing among individual assets and the consolidated fleet.  Due to this quick integration, it is not practical to provide a specific amount of revenues for the Savage fleet but the acquisition in April 2020 was one of the factors that offset decreases in marine transportation revenues in 2020 as compared to 2019.

During 2020 reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown contributed to lower barge utilization. Inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter, the mid-80% range during the 2020 second quarter, the low 70% range during the 2020 third quarter, and the high 60% range during the 2020 fourth quarter.  In 2019, inland tank barge utilization levels averaged in the mid-90% range during both the 2019 first and second quarters and the low 90% range during both the 2019 third and fourth quarters.  The 2020 first quarter and full year 2019 each experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  Extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter and 2019 first six months slowed the transport of customer cargoes and contributed to strong barge utilization during those periods.

Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during each of the 2020 second, third, and fourth quarters.  In 2019, coastal tank barge utilization levels averaged in the low 80% range during the 2019 first quarter and the mid-80% range during each of the 2019 second, third, and fourth quarters. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry during 2020 and 2019.

The petrochemical market, the Company’s largest market, contributed 52% of marine transportation revenues for 2020, reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic.  Also, during the 2020 third quarter, the petrochemical complex along the Gulf Coast was impacted by hurricanes and tropical storms, reducing barge volumes and closing critical waterways for extended periods of time. During 2020, U.S. chemical plant capacity utilization declined to an average in the low to mid-70% range.

The black oil market, which contributed 26% of marine transportation revenues for 2020, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic and the impact from hurricanes and tropical storms along the Gulf Coast during the third and fourth quarters.  During 2020, U.S. refinery utilization peaked in the low to mid-90% range early in the first quarter and troughed in the high 60% range during the second quarter.  During the third and fourth quarters, refinery utilization stabilized in the low 70% to low 80% range with the low end resulting from significant hurricane and tropical storm activity along the Gulf Coast during September and October and increased to the low 80% range late in the fourth quarter.  During 2020, the Company continued to transport crude oil and natural gas condensate produced from the Permian Basin as well as reduced volumes from the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% of marine transportation revenues for 2020, reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic and the impact from hurricanes and tropical storms along the Gulf Coast during the third and fourth quarters.  During 2020, U.S. refinery utilization peaked in the low to mid-90% range early in the first quarter and troughed in the high 60% range during the second quarter.  During the third and fourth quarters, refinery utilization stabilized in the low 70% to low 80% range with the low end resulting from significant hurricane and tropical storm activity along the Gulf Coast during September and October and increased to the low 80% range late in the fourth quarter.

The agricultural chemical market, which contributed 3% of marine transportation revenues for 2020, saw modest reductions in demand for transportation of both domestically produced and imported products during the quarter, primarily due to reduced demand associated with the COVID-19 pandemic.

For 2020, the inland operations incurred 10,408 delay days, 22% fewer than the 13,259 delay days that occurred during 2019.  Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Reduced delay days during 2020 is primarily due to lower barge utilization, despite significant delays associated with hurricane activity along the Gulf Coast during the third quarter. In addition, delay days for the 2020 first quarter and 2019 first six months reflected poor operating conditions due to heavy fog and wind along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects.  The 2019 first six months was also impacted by prolonged periods of ice on the Illinois River and a fire at a chemical storage facility on the Houston Ship Channel.

During both 2020 and 2019, approximately 65% of the inland marine transportation revenues were under term contracts and 35% were spot contract revenues.  These allocations provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 66% of the inland revenues under term contracts during 2020 compared to 62% during 2019. Rates on inland term contracts renewed in the 2020 first quarter increased in the 1% to 3% average range compared to term contracts renewed in the 2019 first quarter.  Rates on inland term contracts renewed in the 2020 second quarter were flat compared to term contracts renewed in the 2019 second quarter.  Rates on inland term contracts renewed in the 2020 third quarter decreased in the 1% to 3% average range compared to term contracts renewed in the 2019 third quarter.  Rates on inland term contracts renewed in the 2020 fourth quarter decreased in the 10% to 12% average range compared to term contracts renewed in the 2019 fourth quarter.  Spot contract rates in the 2020 first quarter increased in the 4% to 6% average range compared to the 2019 first quarter. Spot contract rates in the 2020 second quarter decreased in the 5% to 10% average range compared to the 2019 second quarter.  Spot contract rates in the 2020 third quarter decreased approximately 10% compared to the 2019 third quarter. Spot contract rates in the 2020 fourth quarter decreased approximately 25% compared to the 2019 fourth quarter. There was no material rate increase on January 1, 2020, related to annual escalators for labor and the producer price index on a number of inland multi-year contracts.

During 2020 and 2019, approximately 85% and 80%, respectively, of the coastal revenues were under term contracts and 15% and 20%, respectively, were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during 2020 compared to 85% during 2019.  Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.  Rates on coastal term contracts renewed in the 2020 first quarter increased in the 10% to 15% average range compared to term contracts renewed in the 2019 first quarter.  Rates on coastal term contracts renewed in the 2020 second quarter were flat compared to term contracts renewed in the 2019 second quarter.  Rates on coastal term contracts renewed in both the 2020 third and fourth quarters decreased in the 4% to 6% average range compared to term contracts renewed in the 2019 third and fourth quarters.  Spot market rates in the 2020 first quarter increased in the 10% to 15% average range compared to the 2019 first quarter.  Spot market rates in each of the 2020 second, third, and fourth quarters were flat compared to the 2019 second, third, and fourth quarters.

Marine Transportation Costs and Expenses

Costs and expenses for 2020 decreased 10% compared to 2019.  Costs of sales and operating expenses for 2020 decreased 12% compared to 2019 primarily due to cost reductions across the segment, including a reduction in towboats during the second and third quarters and a reduction in maintenance expenses, partially offset by the addition of the Savage fleet in April 2020 and the Cenac fleet in March 2019.

The inland marine transportation fleet operated an average of 287 towboats during 2020, of which an average of 52 were chartered, compared to 299 during 2019, of which an average of 75 were chartered. The decrease was primarily due to the chartered towboats released during the 2020 second and third quarters, partially offset by the addition of inland towboats with the Savage acquisition in April 2020. Generally, as demand or anticipated demand increases or decreases, as tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During 2020, the inland operations consumed 47.5 million gallons of diesel fuel compared to 50.0 million gallons consumed during 2019. The average price per gallon of diesel fuel consumed during 2020 was $1.41 per gallon compared to $2.06 per gallon for 2019.  Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2020 decreased 9% compared to 2019.  The decrease is primarily due to cost reduction initiatives throughout the organization as a result of reduced business activity levels due to the COVID-19 pandemic.

Taxes, other than on income, for 2020 increased 3% compared to 2019.  The increase is primarily due to higher property taxes on marine transportation equipment, including the Savage and Cenac fleets.

Depreciation and amortization for 2020 increased 4% compared to 2019.  The increase is primarily due to the acquisition of the including the Savage fleet in 2020 and Cenac fleet in 2019.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2020 decreased 24% compared to 2019.  The operating margin was 11.7% for 2020 compared to 13.6% for 2019.  The decreases in operating income and operating margin were primarily due to reduced barge utilization in the inland and coastal markets and reduced term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, partially offset by cost reductions throughout the organization, including chartered towboats released during the 2020 second and third quarters.

2019 Compared to 2018

Marine Transportation Revenues

Marine transportation revenues for 2019 increased 7% compared to 2018.  The increase was primarily due to the addition of the Higman fleet acquired on February 14, 2018, the Targa pressure barge fleet acquired on May 10, 2018, the CGBM inland tank barges acquired on December 14, 2018, and the Cenac fleet acquired on March 14, 2019, as well as improved barge utilization in the coastal market and higher spot and term contract pricing in the inland and coastal markets. Partially offsetting the increase were unusually poor operating conditions due to heavy fog along the Gulf Coast, prolonged periods of ice on the Illinois River, high water on the Mississippi River System, closures of key waterways as a result of lock maintenance projects, extended delays in the Houston Ship Channel, and increased shipyard days on several large capacity coastal vessels during the 2019 first and fourth quarters.  For 2019 and 2018, the inland tank barge fleet contributed 77% and 76%, respectively, and the coastal fleet 23% and 24%, respectively, of marine transportation revenues. The Cenac fleet was quickly integrated into the Company’s own fleet and the Cenac equipment began to operate on the Company’s contracts soon after the acquisition and Cenac barges worked with the Company’s towboats and vice versa resulting in differences in vessel utilization and pricing among individual assets and the consolidated fleet. Due to this quick integration, it is not practical to provide a specific amount of revenues for Cenac but the acquisition in March 2019 was one of the factors that drove increases in marine transportation revenues in 2019 as compared to 2018.

Tank barge utilization levels in the Company’s inland marine transportation markets averaged the mid-90% range during both the 2019 first and second quarters and low 90% range during both the 2019 third and fourth quarters. Strong demand from petrochemicals, black oil, refined petroleum products and agricultural chemicals customers, along with extensive delay days due to poor operating conditions which slowed the transport of customer cargoes, contributed to increased barge utilization during the 2019 first and second quarters.  Better weather during the 2019 third quarter and receding flood waters on the Mississippi River System resulted in fewer delay days and contributed to modestly lower barge utilization during the 2019 third quarter. In the 2019 fourth quarter, weather conditions seasonally deteriorated, however, reduced refinery and chemical plant utilization for many of the Company’s major customers resulted in tank barge utilization remaining in the low 90% range for the quarter.

Coastal tank barge utilization levels averaged in the low 80% range during the 2019 first quarter and mid-80% range during each of the 2019 second, third and fourth quarters.  The improvement in barge utilization in 2019 primarily reflected improved customer demand resulting in higher barge utilization in the spot market.  Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry.

The petrochemical market, the Company’s largest market, contributed 54% of marine transportation revenues for 2019, reflecting continued stable volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations, and the addition of the Targa pressure barge fleet in May 2018. Low priced domestic natural gas, a basic feedstock for the United States petrochemical industry, provides the industry with a competitive advantage relative to naphtha-based foreign petrochemical producers.  In addition, favorable commodity prices and the addition of new petrochemical industry capacity in 2018 and 2019 benefited the market.

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

During both 2019 and 2018, approximately 65% of marine transportation inland revenues were under term contracts and 35% were spot contract revenues.  Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 62% of inland revenues under term contracts during 2019 compared to 59% during 2018.

Rates on inland term contracts renewed in the 2019 first quarter increased in the 4% to 6% average range compared to term contracts renewed in the 2018 first quarter. Rates on inland term contracts renewed in the 2019 second quarter increased in the 5% to 8% average range compared to term contracts renewed in the 2018 second quarter. Rates on inland term contracts renewed in the 2019 third quarter increased in the 3% to 4% average range compared to term contracts renewed in the 2018 third quarter.  Rates on inland term contracts renewed in the 2019 fourth quarter increased in the 2% to 4% average range compared to term contracts renewed in the 2018 fourth quarter.  Spot contract rates in the 2019 first quarter increased approximately 20% compared to the 2018 first quarter.  Spot contracts rates in both the 2019 second and third quarters increased approximately 15% compared to the 2018 second and third quarters.  Spot contract rates in the 2019 fourth quarter increased approximately 5% compared to the 2018 fourth quarter.  Effective January 1, 2019, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 1.7%, excluding fuel.

During both 2019 and 2018, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 85% of coastal revenues under term contracts during both 2019 and 2018.  Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type and product serviced.  Rates on coastal term contracts renewed in each of the 2019 first, second, and third quarters increased in the 4% to 6% average range compared to term contracts renewed in the 2018 first, second, and third quarters.  Rates on coastal term contracts renewed in the 2019 fourth quarter increased in the 5% to 15% average range compared to term contracts renewed in the 2018 fourth quarter. Spot contract rates in both the 2019 first and second quarters increased in the 10% to 15% average range compared to the 2018 first and second quarters.  Spot contract rates in the 2019 third quarter increased approximately 20% compared to the 2018 third quarter.  Spot contract rates in the 2019 fourth quarter increased approximately 10% compared to the 2018 fourth quarter.

Marine Transportation Costs and Expenses

Costs and expenses for 2019 increased 3% compared to 2018. Costs of sales and operating expenses for 2019 increased 4% compared to 2018, primarily due to the addition of the Higman fleet in February 2018 and the Cenac fleet in March 2019, partially offset by lower fuel costs.

The inland marine transportation fleet operated an average of 299 towboats during 2019, of which an average of 75 were chartered, compared to 278 during 2018, of which an average of 77 were chartered. The increase was primarily due to the addition of inland towboats with the Cenac acquisition on March 14, 2019.  Generally, as demand, or anticipated demand, increases or decreases, as tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During 2019, the inland operations consumed 50.0 million gallons of diesel fuel compared to 49.3 million gallons consumed during 2018. The average price per gallon of diesel fuel consumed during 2019 was $2.06 per gallon compared to $2.20 per gallon for 2018. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before the contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2019 was consistent with 2018.  The 2019 fourth quarter included $1,447,000 related to severance and early retirement expense.  The 2019 year also included Cenac acquisition related costs of $442,000 as well as salaries and other related costs of personnel acquired in the Higman acquisition. In 2018, there were transaction costs of $3,261,000, consisting primarily of legal, audit and other professional fees associated with the Higman acquisition and severance charges of $2,591,000 associated with the integration of Higman into the Company and further reduction in headcount in the coastal sector in order to manage costs, both of which were incurred in the 2018 first quarter.

Taxes, other than on income for 2019 increased 5% compared to 2018, mainly due to higher property taxes on marine transportation equipment, including the Higman, Targa, CGBM, and Cenac fleets.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2019 increased 46% compared to 2018. The operating margin was 13.6% for 2019 compared to 9.9% for 2018.  The operating income increase in 2019 compared to 2018 was primarily due to the acquisitions of Higman, Targa’s pressure barge fleet, CGBM’s inland tank barges, and Cenac’s fleet as well as improved barge utilization in the coastal market and higher spot and term contract pricing in the inland and coastal markets, partially offset by significant weather and navigational challenges in 2019.

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

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
Distribution and services revenues	$767,143	$1,251,317	(39)%	$1,487,554	(16)%

Costs and expenses:
Costs of sales and operating expenses	604,238	995,288	(39)	1,162,967	(14)
Selling, general and administrative	140,449	145,473	(3)	149,756	(3)
Taxes, other than on income	6,392	7,357	(13)	6,177	19
Depreciation and amortization	28,255	35,998	(22)	39,349	(9)
	779,334	1,184,116	(34)	1,358,249	(13)
Operating income	$(12,191)	$67,201	(118)%	$129,305	(48)%
Operating margins	(1.6)%	5.4%		8.7%

The following table shows the markets serviced by the Company, the revenue distribution, and the customers for each market:

Markets Serviced	2020 Revenue Distribution	Customers
Commercial and Industrial	74%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations

Oil and Gas	26%	Oilfield Services, Oil and Gas Operators and Producers

2020 Compared to 2019

Distribution and Services Revenues

Distribution and services revenues for 2020 decreased 39% compared to 2019.  The decrease was primarily attributable to reduced activity in the oilfield as a result of oil price volatility throughout 2019 and 2020, the extensive downturn in oil and gas exploration due to low oil prices, caused in part by the COVID-19 pandemic, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment and sales of new and overhauled transmissions and related parts and service declined during 2020.  For 2020 and 2019, the oil and gas market contributed 26% and 53%, respectively, of the distribution and services revenues.

The commercial and industrial market revenues decreased compared to 2019 primarily due to reductions in on-highway and power generation service demand as a result of the COVID‑19 pandemic and the resulting economic slowdown and nationwide, state, and local stay-at-home orders, partially offset by contributions from the Convoy acquisition.  Demand in the marine business was also down due to reduced major overhaul activity and new engine sales.  For 2020 and 2019, the commercial and industrial market contributed 74% and 47%, respectively, of the distribution and services revenues.

Distribution and Services Costs and Expenses

Costs and expenses for 2020 decreased 34% compared to 2019.  Costs of sales and operating expenses for 2020 decreased 39% compared to 2019, reflecting lower demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for 2020 decreased 3% compared to 2019.  The decrease was primarily due to cost reduction initiatives throughout the organization as a result of reduced business activity levels due to the COVID-19 pandemic, partially offset by the Convoy acquisition, a bad debt expense charge of $3,339,000 as a result of the bankruptcy of a large oil and gas customer, and $1,354,000 of severance expense as a result of continued workforce reductions, each recorded during the 2020 second quarter.

Depreciation and amortization for 2020 decreased 22% compared to 2019.  The decrease was primarily due to lower amortization of intangible assets other than goodwill, which were impaired during the 2020 first quarter.

Distribution and Services Operating Income (Loss) and Operating Margins

Operating income for the distribution and services segment for 2020 decreased 118% compared to 2019.  The operating margin was (1.6)% for 2020 compared to 5.4% for 2019. The results primarily reflected a decrease in margins in the commercial and industrial market and losses in the oil and gas market.

2019 Compared to 2018

Distribution and Services Revenues

Distribution and services revenues for 2019 decreased 16% compared to 2018. The decrease was primarily attributable to reduced activity in the oilfield as a result of oil price volatility in late 2018 and early 2019, an oversupply of pressure pumping equipment in North America, and reduced spending and enhanced cash flow discipline for the Company’s major oilfield customers.  During the first half of 2019, although oilfield activity levels and new orders for the Company’s oilfield related products and services declined as compared to the same period in 2018, the segment benefited from a significant backlog of manufacturing orders for new and remanufactured pressure pumping equipment received in the 2018 third and fourth quarters.  Most of these orders were completed in the 2019 first and second quarters as oilfield activity levels further declined for many of the Company’s customers.  As a result, customer demand and incremental orders for new and remanufactured pressure pumping equipment declined significantly for the duration of 2019, and sales of new and overhauled transmissions and related parts and service were minimal during the 2019 third and fourth quarters.  For 2019, the oil and gas market represented approximately 53% of distribution and services revenues.

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

Distribution and Services Costs and Expenses

Costs and expenses for 2019 decreased 13%, compared to 2018. Costs of sales and operating expenses for 2019 decreased 14% compared to 2018, reflecting lower demand for new and remanufactured pressure pumping equipment and reduced demand for new and overhauled transmissions and related parts and service in the oil and gas market.

Selling, general and administrative expenses for 2019 decreased 3%, compared to 2018, primarily due to lower incentive compensation and professional fees, partially offset by $3,310,000 related to severance and early retirement expense incurred in the 2019 fourth quarter.

Depreciation and amortization expenses for 2019 decreased 9%, compared to 2018 primarily due to sales of distribution and services facilities resulting in lower depreciation.

Distribution and Services Operating Income and Operating Margins

Operating income for the distribution and services segment for 2019 decreased 48% compared to 2018. The operating margin for 2019 was 5.4% compared to 8.7% for 2018. The results primarily reflected decreased sales in higher margin oil and gas related revenue and increased sales of lower margin power generation equipment.

General Corporate Expenses

General corporate expenses for 2020, 2019 and 2018 were $11,050,000, $13,643,000 and $35,590,000, respectively.  The general corporate expenses for 2018 are higher compared to both 2020 and 2019 primarily due to a one-time non-deductible expense of $18,057,000 in the 2018 second quarter related to the retirement of the Company’s executive Chairman, effective April 30, 2018, and higher incentive compensation accruals.

Gain on Disposition of Assets

The Company reported net gains on disposition of assets of $118,000, $8,152,000, and $1,968,000 in 2020, 2019, and 2018, respectively.  The net gains were predominantly from the sales or retirements of marine equipment and distribution and services facilities.

Other Income and Expenses

The following table sets forth impairments and other charges, lease cancellation costs, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Year Ended December 31,
	2020	2019	% Change	2018	% Change
Impairments and other charges	$(561,274)	$(35,525)	(1,480)%	$(85,407)	(58)%
Lease cancellation costs	—	—	—%	(2,403)	(100)%
Other income	8,147	3,787	115%	5,726	(34)%
Noncontrolling interests	(954)	(672)	42%	(626)	7%
Interest expense	(48,739)	(55,994)	(13)%	(46,856)	20%

Impairments and Other Charges

For 2020, impairment and other charges includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.

For 2019 impairment and other charges includes a $35,525,000 non-cash pre-tax write-down of oilfield and pressure pumping related inventory in the distribution and services segment.  The after-tax effect of the charge was $27,978,000 or $0.47 per share.

For 2018, impairment and other charges includes $82,705,000 before taxes, $65,337,000 after taxes, or $1.09 per share, non-cash charges related to impairment of long-lived assets and $2,702,000 impairment of goodwill in the marine transportation segment.

See Note 7, Impairments and Other Charges for additional information.

Other Income

Other income for 2020, 2019 and 2018 includes income of $6,186,000, $3,454,000 and $4,517,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt, average interest rate, and capitalized interest excluded from interest expense (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Average debt	$1,567,523	$1,502,044	$1,370,905
Average interest rate	3.1%	3.7%	3.5%
Capitalized Interest	$—	$1,003	$2,206

Interest expense for 2020 decreased 13% compared to 2019, primarily due to a lower average interest rate, partially offset by higher average debt outstanding as a result of borrowings to finance the Convoy acquisition in January 2020 and the Savage acquisition in April 2020.  Interest expense for 2019 increased 20% compared to 2018 primarily due to borrowings to finance the Higman acquisition in February 2018, the acquisition of Targa’s pressure barge fleet in May 2018, the purchase of the 155,000 barrel coastal ATB under construction in June 2018, the acquisition of CGBM’s tank barges in December 2018, and the acquisition of Cenac’s fleet in March 2019.

(Provision) Benefit for Taxes on Income

During 2020, pursuant to provisions of the CARES Act, net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017.  Net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% currently in effect at December 31, 2020.  The Company generated an effective tax rate benefit in 2020 as a result of such carrybacks.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	December 31,
	2020	2019	% Change	2018	% Change
Assets:
Current assets	$1,047,971	$917,579	14%	$1,096,489	(16)%
Property and equipment, net	3,917,070	3,777,110	4	3,539,802	7
Operating lease right-of-use assets	174,317	159,641	9	—	N/A
Investment in affiliates	2,689	2,025	33	2,495	(19)
Goodwill	657,800	953,826	(31)	953,826	—
Other intangibles, net	68,979	210,682	(67)	224,197	(6)
Other assets	55,348	58,234	(5)	54,785	6
	$5,924,174	$6,079,097	(3)%	$5,871,594	4%

Liabilities and stockholders’ equity:
Current liabilities	$466,032	$514,115	(9)%	$607,782	(15)%
Long-term debt, net — less current portion	1,468,546	1,369,751	7	1,410,169	(3)
Deferred income taxes	606,844	588,204	3	542,785	8
Operating lease liabilities — less current portion	163,496	139,457	17	—	N/A
Other long-term liabilities	131,703	95,978	37	94,557	2
Total equity	3,087,553	3,371,592	(8)	3,216,301	5
	$5,924,174	$6,079,097	(3)%	$5,871,594	4%

2020 Compared to 2019

Current assets as of December 31, 2020 increased 14% compared to December 31, 2019.  Trade accounts receivable decreased 17% driven by decreased business activity in the distribution and services segment, primarily related to the oil and gas market and reduced barge utilization in the marine transportation segment, partially offset by trade accounts receivable acquired from Convoy.  Other accounts receivable increased 173%, primarily due to federal income taxes receivable of $188,177,000 recorded for net operating losses generated during tax years 2019 and 2020 offset against taxable income during tax years 2014 through 2017 under provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Inventories, net decreased by 12% primarily due to reduced business activity levels in the oil and gas market and write downs of oilfield and pressure pumping related inventory, partially offset by inventory acquired from Convoy.

Property and equipment, net of accumulated depreciation, at December 31, 2020 increased 4% compared to December 31, 2019.  The increase reflected $134,905,000 of capital expenditures (net of a decrease in accrued capital expenditures) for 2020, more fully described under Cash Flows and Capital Expenditures above, and $250,544,000 of acquisitions, primarily including the six newly constructed inland pressure barges purchased in 2020 and the aggregate fair value of the property and equipment acquired in the Savage and Convoy acquisitions, partially offset by $210,686,000 of depreciation expense, $16,395,000 of impairment charges, and $18,408,000 of property disposals during 2020.

Operating lease right-of-use assets as of December 31, 2020 increased 9% compared to December 31, 2019, primarily due to leases acquired as part of the Savage and Convoy acquisitions.

Goodwill as of December 31, 2020 decreased 31% compared to December 31, 2019, primarily due to a goodwill impairment in the distribution and services segment, partially offset by goodwill recorded as part of the Savage and Convoy acquisitions.

Other intangibles, net, as of December 31, 2020 decreased 67% compared to December 31, 2019, primarily due to impairments of customer relationship, tradename, and distributorship assets in the distribution and services segment as well as amortization of intangibles, partially offset by intangible assets recorded as part of the Convoy and Savage acquisitions.

Current liabilities as of December 31, 2020 decreased 9% compared to December 31, 2019. Accounts payable decreased 21%, primarily due to decreased shipyard maintenance accruals on coastal equipment and reduced activity levels in both the marine transportation and distribution and services segments, partially offset by accounts payable assumed in the Convoy acquisition. Accrued liabilities decreased 5%, primarily due to lower accrued incentive compensation during 2020, partially offset by accrued payroll taxes deferred under provisions of the CARES Act.  Deferred revenues increased 6%, primarily reflecting progress billings for new projects in the distribution and services oil and gas market, partially offset by reduced business activity in the marine transportation segment.

Long-term debt, net – less current portion, as of December 31, 2020 increased 7% compared to December 31, 2019, primarily reflecting additional borrowings of $250,000,000 under the Revolving Credit Facility, partially offset by the repayment of $150,000,000 of 2.72% unsecured senior notes upon maturity.  Net debt discounts and deferred issuance costs were $6,454,000 at December 31, 2020 and $5,249,000 (excluding $2,650,000 attributable to the Revolving Credit Facility included in other assets on the balance sheet) at December 31, 2019.

Deferred income taxes as of December 31, 2020 increased 3% compared to December 31, 2019, primarily reflecting the 2020 deferred tax provision of $25,163,000.

Operating lease liabilities – less current portion, as of December 31, 2020 increased 17% compared to December 31, 2019, primarily due to leases acquired as part of the Savage and Convoy acquisitions.

Other long-term liabilities as of December 31, 2020 increased 37% compared to December 31, 2019, primarily due to an increase in pension liabilities and accrued payroll taxes deferred under provisions of the CARES Act, partially offset by amortization of intangible liabilities.

Total equity as of December 31, 2020 decreased 8% compared to December 31, 2019. The decrease was primarily the result of a net loss attributable to Kirby of $272,546,000 for 2020 and tax withholdings of $3,193,000 on restricted stock and RSU vestings, partially offset by an increase in additional paid-in capital due to amortization of unearned share-based compensation of $14,722,000.

2019 Compared to 2018

Current assets as of December 31, 2019 decreased 16% compared to December 31, 2018. Trade accounts receivable decreased 9% mainly due to decreased activities in the distribution and services oil and gas market, partially offset by increased activities in the inland marine transportation market. Inventories, net, decreased 31%, primarily reflecting lower inventory levels due to reduced business activity levels in the oil and gas market and write-downs of oilfield and pressure pumping related inventory of $35,525,000.

Property and equipment, net of accumulated depreciation, at December 31, 2019 increased 7% compared to December 31, 2018. The increase reflected $234,289,000 of capital expenditures for 2019, more fully described under Cash Flows and Capital Expenditures above, the fair value of the property and equipment acquired in the Cenac acquisition of $247,122,000, and the nine inland tank barges purchased during 2019 for $13,040,000, less $204,592,000 of depreciation expense and $52,150,000 of property disposals during 2019.

Operating lease right-of-use assets increased due to the adoption of Accounting Standard Update (“ASU”) 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) on January 1, 2019.

Other intangibles, net, as of December 31, 2019 decreased 6% compared to December 31, 2018, primarily due to amortization of intangibles other than goodwill.

Other assets at December 31, 2019 increased 6% compared to December 31, 2018 primarily due to the reclassification of unamortized debt issuance costs of $2,650,000 attributable to the Revolving Credit Facility to other assets.

Current liabilities as of December 31, 2019 decreased 15% compared to December 31, 2018. Accounts payable decreased 26%, primarily due to reduced business activity levels in the distribution and services oil and gas market. Accrued liabilities decreased 4% primarily due to lower accrued employee incentive compensation during 2019.  Current portion of operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019.  Deferred revenues decreased 46%, primarily reflecting reduced business activity levels in the distribution and services oil and gas market.

Long-term debt, net — less current portion, as of December 31, 2019 decreased 3% compared to December 31, 2018, primarily reflecting payments of $417,373,000 on the amended and restated Revolving Credit Facility offset by the addition of the five-year Term Loan on March 27, 2019 with $375,000,000 outstanding as of December 31, 2019. Net debt discount and deferred issuance costs were $7,899,000 (of which $2,650,000 attributable to the Revolving Credit Facility is included in other assets on the balance sheet) and $7,204,000 as of December 31, 2019 and December 31, 2018, respectively.

Deferred income taxes as of December 31, 2019 increased 8% compared to December 31, 2018, primarily reflecting the 2019 deferred tax provision of $46,839,000.

Operating lease liabilities increased due to the adoption of ASU 2016-02 on January 1, 2019.

Other long-term liabilities as of December 31, 2019 increased 2% compared to December 31, 2018. The increase was primarily due to accrued pension liabilities, offset by a decrease due to the adoption of ASU 2016-02 on January 1, 2019 and the resulting reclassification of unfavorable leases to operating lease right-of-use assets and the reclassification of deferred rent liabilities to long-term operating lease liabilities and contributions of $3,064,000 to the Higman pension plan during 2019.

Total equity as of December 31, 2019 increased 5% compared to December 31, 2018. The increase was primarily the result of $142,347,000 of net earnings attributable to Kirby for 2019, and an increase in additional paid-in capital of $12,552,000, primarily due to employee stock awards.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. No pension contributions were made in 2020, 2019 or 2018. The fair value of plan assets was $357,801,000 and $319,176,000 at December 31, 2020 and December 31, 2019, respectively.

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

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made contributions to the Higman pension plan of $797,000 in 2020 for the 2019 plan year, $1,438,000 in 2020 for the 2020 plan year, $1,615,000 in 2019 for the 2018 plan year, $1,449,000 in 2019 for the 2019 plan year, $6,717,000 in 2018 for the 2016 and 2017 plan years and $1,385,000 in 2018 for the 2018 year. The fair value of plan assets was $37,336,000 and $39,021,000 at December 31, 2020 and December 31, 2019, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 2.8% for the Kirby pension plan and 2.9% for the Higman pension plan in 2020 and 3.5% for each plan in 2019, in determining its benefit obligations. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the accumulated benefit obligation (“ABO”) of approximately $8,631,000. The Company assumed that plan assets would generate a long-term rate of return of 6.75% and 7.0% in 2020 and 2019, respectively. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31,
	2020	2019
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$250,000	$—
Term Loan due March 27, 2024 (a)	375,000	375,000
2.72% senior notes due February 27, 2020	—	150,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2021	—	—
Bank notes payable	40	16
	1,475,040	1,375,016
Unamortized debt discount and issuance costs (b)	(6,454)	(5,249)
	$1,468,586	$1,369,767

(a)	Variable interest rate of 1.5% and 2.9% at December 31, 2020 and December 31, 2019, respectively.
(b)	Excludes $2,650,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2019.

The Company has an amended and restated credit agreement (“Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024.  The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  During 2019, the Company repaid $125,000,000 under the Term Loan prior to the originally scheduled installments.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $594,937,000 as of December 31, 2020.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

Outstanding letters of credit under the $10,000,000 credit line were $1,007,000 and available borrowing capacity was $8,993,000 as of December 31, 2020.

As of December 31, 2020, the Company was in compliance with all covenants under its debt instruments.  For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt.

Treasury Stock Purchases

The Company did not purchase any treasury stock during 2020 or 2019.  During 2018, the Company purchased 11,000 shares of its common stock for $776,000, for an average price of $69.61 per share pursuant to a stock trading plan entered into with a brokerage firm pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.  As of February 19, 2021, the Company had approximately 1,400,000 shares available under its existing repurchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity and Capital Resources

The Company generated net cash provided by operating activities of $444,940,000, $511,813,000, and $346,999,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The decline in 2020 was driven by decreased revenues and operating income in both the marine transportation and distribution and services segments.  The decrease in the marine transportation segment was driven by decreased barge utilization in the inland and coastal markets and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic, partially offset by the Savage acquisition in April 2020 and the Cenac acquisition in March 2019.  The decline was also partially offset by changes in certain operating assets and liabilities primarily related to reduced incentive compensation payouts in the 2020 first quarter and a larger decrease in trade accounts receivable compared to 2019, driven by reduced business activity levels in both the marine transportation and distribution and services segments.  In addition, during 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.  During February 2021, the Company received a tax refund of $119,493,000, including accrued interest, for its 2019 tax return.

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

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, as of February 19, 2021, the Company had cash equivalents of $69,014,000, availability of $704,937,000 under its Revolving Credit Facility and $8,829,000 available under its Credit Line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of December 31, 2020, the Company had $594,937,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023, and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments.  The outstanding balance of the Term Loan is subject to quarterly installments, currently beginning September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2021. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financing arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,180,000 at December 31, 2020, including $13,586,000 in letters of credit and $9,594,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Contractual Obligations

The contractual obligations of the Company and its subsidiaries at December 31, 2020 consisted of the following (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,475,040	$40	$381,250	$593,750	$500,000
Non-cancelable operating leases — barges	43,415	9,511	13,235	8,475	12,194
Non-cancelable operating leases — towing vessels (a)	34,712	6,010	9,159	9,159	10,384
Non-cancelable operating leases — land, buildings and equipment	164,982	24,703	39,161	27,205	73,913
	$1,718,149	$40,264	$442,805	$638,589	$596,491

(a)
Towing vessel payments are determined in accordance with Topic 842, Leases, and exclude non-lease components.  The Company estimates that non-lease components comprise approximately 70% of charter rental costs, related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2020, the Company’s pension plan funding was 82% of the pension plans’ ABO, including the Higman pension plan. The Company expects to make additional pension contributions of $2,385,000 in 2021.

Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, Summary of Significant Accounting Policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 1% increase in variable interest rates would impact the 2020 interest expense by $6,250,000 based on balances outstanding at December 31, 2020, and would change the fair value of the Company’s debt by approximately 3%.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 102 and pages 61 to 101 of this report).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of December 31, 2020, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. During the fourth quarter of 2020, certain distribution and services branch locations completed the preparation and implementation of a series of changes to their financial reporting systems and processes.  There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III
Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2020, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kirby Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kirby Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments, and its method of accounting for impairment of goodwill as of January 1, 2020 due to the adoption of Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

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

Evaluation of potential impairment indicators for offshore vessel classes

As discussed in Note 1 to the consolidated financial statements, the Company performs an impairment assessment when circumstances indicate that the carrying amount of its long-lived assets may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value. Recoverability of marine transportation assets is assessed based on vessel classes.

We identified the evaluation of potential impairment indicators for offshore vessel classes as a critical audit matter. Evaluating the Company’s judgments in determining whether there was a triggering event required a high degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to identify and assess triggering events that indicate that the carrying amount of an offshore vessel class may not be recoverable. This included controls related to the consideration of forecasted to actual operating results and market conditions in the determination of a triggering event. We assessed the Company’s identification of triggering events by evaluating future expected revenues from executed contracts with customers. We compared data used by the Company in forecasting future revenues, noting that such data included both internal and external elements, to analyst and industry reports. We evaluated the Company’s responses related to the elements considered and whether the Company omitted any significant internal or external elements in its evaluation.

Assessment of the acquisition-date fair value of property and equipment assets

As discussed in Note 2 to the consolidated financial statements, on April 1, 2020, the Company acquired the inland tank barge fleet of Savage Inland Marine, LLC (Savage). Savage’s fleet consisted of 92 inland tank barges and 45 inland towboats. The acquisition-date fair value of these assets was $210,065,000.

We identified the assessment of the acquisition-date fair value of the property and equipment assets acquired from Savage as a critical audit matter. There was a high degree of subjectivity in evaluating the determination of the fair value of these assets, which included internally developed adjustments based on the Company’s historical experience with similar assets. These adjustments, some of which had limited observable market information, included estimated salvage value and estimated physical depreciation based on normal useful life. In addition, a higher degree of auditor judgment was required due to the sensitivity of these adjustments to reasonably possible changes.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process. This included controls related to the development of the adjustments used in the determination of fair value of the property and equipment assets. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the estimated fair value of the property and equipment assets

●
evaluating the estimated physical depreciation using the normal useful life ranges and salvage values based on industry standard guidelines published by the American Society of Appraisers, observable third-party market information, and experience with valuing similar assets.

Evaluation of goodwill impairment analysis of a reporting unit in the distribution and services segment

As discussed in Note 1 to the consolidated financial statements, the goodwill balance relating to the Company’s distribution and services segment as of December 31, 2020 was $170,590,000. Goodwill is tested for impairment annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit has declined below its carrying value. During the first quarter of the year ended December 31, 2020, the Company determined that the carrying value of a reporting unit in its distribution and services segment exceeded its fair value, resulting in a goodwill impairment charge of $387,970,000. The Company used a weighted combination of an income approach and a market approach to determine the fair value of the reporting unit.

We identified the evaluation of the goodwill impairment analysis of a reporting unit in the distribution and services segment as a critical audit matter. A high degree of subjectivity was involved when evaluating the reporting unit’s forecasted cash flows and discount rate assumptions used in the income approach. Reasonably possible changes to these assumptions could have a significant effect on the fair value of the reporting unit and the amount of the impairment charge. Additionally, specialized skills and knowledge were required to evaluate the fair value of the reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment analysis process. This included controls related to the development of the reporting unit’s forecasted cash flows and discount rate assumptions. To assess the Company’s ability to forecast cash flows, we compared the Company’s previous forecasts to actual results for the reporting unit. We performed sensitivity analyses to assess the effect of reasonably possible changes to the forecasted cash flows and discount rate assumptions on the reporting unit’s fair value. We evaluated the Company’s forecasted revenue growth rates included in the reporting unit’s forecasted cash flows by comparing the growth rates to those of the Company’s peers. We also evaluated the reporting unit’s forecasted cash flows by comparing them to historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s discount rate by comparing it to a discount rate that was independently developed using publicly available third-party market data for comparable entities

●
developing an estimate of the reporting unit’s fair value using the reporting unit’s forecasted cash flows and the independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

Evaluation of long-lived asset impairment analysis of an asset group in the distribution and services segment

As discussed in Note 7 to the consolidated financial statements, during the first quarter of the year ended December 31, 2020, the Company recorded long-lived asset impairment charges of $165,304,000 related to certain long-lived assets, including property and equipment as well as intangible assets associated with customer relationships, tradenames, and distributorships within an asset group in the distribution and services segment. The Company performs an impairment assessment when circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value. The Company used an income approach to determine the fair value of the asset group.

We identified the evaluation of the long-lived asset impairment analysis of an asset group in the distribution and services segment as a critical audit matter. A high degree of subjectivity was involved when evaluating the asset group’s forecasted cash flows, royalty rate, and discount rate assumptions used in the income approach. Reasonably possible changes to these assumptions could have a significant effect on the fair value of the asset group and the amount of the impairment charge. Additionally, specialized skills and knowledge were required to evaluate the fair value of the asset group.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment assessment process. This included controls related to the development of the asset group’s forecasted cash flows and the royalty and discount rates. To assess the Company’s ability to forecast cash flows, we compared the Company’s previous forecasts to actual results for the asset group. We performed sensitivity analyses to assess the effect of reasonably possible changes to the forecasted cash flows and discount rate assumptions on the fair value of the long-lived assets in the asset group. We evaluated the Company’s forecasted revenue growth rates included in the asset group’s forecasted cash flows by comparing the growth rates to those of the Company’s peers. We also evaluated the asset group’s forecasted cash flows by comparing them to historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s discount rate by comparing it to a discount rate that was independently developed using publicly available third-party market data for comparable entities

●	evaluating the Company’s royalty rate by comparing it against publicly available market data

●
developing an estimate of the asset group’s fair value using the asset group’s forecasted cash flows and royalty rate, and the independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Houston, Texas
February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kirby Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Kirby Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 23, 2021

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,338	$24,737
Accounts receivable:
Trade — less allowance for doubtful accounts of $8,807 ($8,372 in 2019)	315,283	379,174
Other	284,899	104,175
Inventories — at lower of average cost or net realizable value	309,675	351,401
Prepaid expenses and other current assets	57,776	58,092
Total current assets	1,047,971	917,579

Property and equipment:
Marine transportation equipment	4,999,777	4,770,213
Land, buildings and equipment	615,623	553,877
	5,615,400	5,324,090
Accumulated depreciation	(1,698,330)	(1,546,980)
Property and equipment — net	3,917,070	3,777,110
Operating lease right-of-use assets	174,317	159,641
Investment in affiliates	2,689	2,025
Goodwill	657,800	953,826
Other intangibles, net	68,979	210,682
Other assets	55,348	58,234
Total assets	$5,924,174	$6,079,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$40	$16
Income taxes payable	474	665
Accounts payable	162,507	206,778
Accrued liabilities:
Interest	11,272	12,700
Insurance premiums and claims	111,359	108,405
Employee compensation	32,918	42,875
Taxes — other than on income	44,366	39,286
Other	24,940	33,084
Current portion of operating lease liabilities	32,750	27,324
Deferred revenues	45,406	42,982
Total current liabilities	466,032	514,115
Long-term debt, net — less current portion	1,468,546	1,369,751
Deferred income taxes	606,844	588,204
Operating lease liabilities — less current portion	163,496	139,457
Other long-term liabilities	131,703	95,978
Total long-term liabilities	2,370,589	2,193,390

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 in 2020 and 2019	6,547	6,547
Additional paid-in capital	844,979	835,899
Accumulated other comprehensive income — net	(61,452)	(37,799)
Retained earnings	2,593,393	2,865,939
Treasury stock — at cost, 5,434,000 shares in 2020 and 5,513,000 shares in 2019	(299,161)	(301,963)
Total Kirby stockholders’ equity	3,084,306	3,368,623
Noncontrolling interests	3,247	2,969
Total equity	3,087,553	3,371,592
Total liabilities and equity	$5,924,174	$6,079,097

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,404,265	$1,587,082	$1,483,143
Distribution and services	767,143	1,251,317	1,487,554
Total revenues	2,171,408	2,838,399	2,970,697

Costs and expenses:
Costs of sales and operating expenses	1,510,818	2,030,046	2,160,946
Selling, general and administrative	258,272	277,388	304,397
Taxes, other than on income	42,000	41,933	39,251
Depreciation and amortization	219,921	219,632	224,972
Impairments and other charges	561,274	35,525	85,407
Lease cancellation costs	—	—	2,403
Gain on disposition of assets	(118)	(8,152)	(1,968)
Total costs and expenses	2,592,167	2,596,372	2,815,408
Operating income (loss)	(420,759)	242,027	155,289
Other income	8,147	3,787	5,726
Interest expense	(48,739)	(55,994)	(46,856)
Earnings (loss) before taxes on income	(461,351)	189,820	114,159
(Provision) benefit for taxes on income	189,759	(46,801)	(35,081)

Net earnings (loss)	(271,592)	143,019	79,078
Less: Net earnings attributable to noncontrolling interests	(954)	(672)	(626)
Net earnings (loss) attributable to Kirby	$(272,546)	$142,347	$78,452

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.55)	$2.38	$1.31
Diluted	$(4.55)	$2.37	$1.31

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)

Net earnings (loss)	$(271,592)	$143,019	$79,078
Other comprehensive loss, net of taxes:
Pension and postretirement benefits	(23,320)	(4,203)	7,638
Foreign currency translation adjustments	(333)	(85)	(819)
Reclassification to retained earnings of stranded tax effects from tax reform	—	—	(7,925)
Total other comprehensive loss, net of taxes	(23,653)	(4,288)	(1,106)

Total comprehensive income (loss), net of taxes	(295,245)	138,731	77,972
Net earnings attributable to noncontrolling interests	(954)	(672)	(626)
Comprehensive income (loss) attributable to Kirby	$(296,199)	$138,059	$77,346

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)

Cash flows from operating activities:
Net earnings (loss)	$(271,592)	$143,019	$79,078
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	219,921	219,632	224,972
Provision (credit) for doubtful accounts	3,716	(873)	1,289
Provision for deferred income taxes	25,163	46,839	34,881
Gain on disposition of assets	(118)	(8,152)	(1,968)
Impairments and other charges	561,274	35,525	85,407
Amortization of unearned share-based compensation	14,722	13,612	19,104
Amortization of major maintenance costs	30,214	23,962	20,760
Other	(90)	1,683	863
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(124,941)	43,078	12,511
Inventory	47,076	122,773	(144,685)
Other assets	(29,994)	(25,470)	(38,090)
Income taxes payable	8,826	(2,503)	(457)
Accounts payable	(39,795)	(57,405)	22,622
Accrued and other liabilities	558	(43,907)	30,712
Net cash provided by operating activities	444,940	511,813	346,999

Cash flows from investing activities:
Capital expenditures	(148,185)	(248,164)	(301,861)
Acquisitions of businesses and marine equipment, net of cash acquired	(354,972)	(262,491)	(533,897)
Proceeds from disposition of assets and other	17,310	57,657	53,142
Net cash used in investing activities	(485,847)	(452,998)	(782,616)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	250,024	(417,376)	(78,455)
Borrowings on long-term debt	—	500,000	499,295
Payments on long-term debt	(150,000)	(125,000)	—
Payment of debt issue costs	—	(2,397)	(4,276)
Return of investment to noncontrolling interests	(676)	(817)	(915)
Proceeds from exercise of stock options	353	5,743	13,264
Purchase of treasury stock	—	—	(776)
Payments related to tax withholding for share-based compensation	(3,193)	(2,031)	(4,822)
Net cash provided by (used in) financing activities	96,508	(41,878)	423,315
Increase (decrease) in cash and cash equivalents	55,601	16,937	(12,302)
Cash and cash equivalents, beginning of year	24,737	7,800	20,102
Cash and cash equivalents, end of year	$80,338	$24,737	$7,800

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$48,721	$55,766	$40,772
Income taxes paid (refunded)	$(35,571)	$2,926	$640
Operating cash outflow from operating leases	$43,639	$39,376	$—
Non-cash investing activity:
Capital expenditures included in accounts payable	$(13,280)	$13,875	$(16,441)
Cash acquired in acquisition	$557	$—	$2,313
Right-of-use assets obtained in exchange for lease obligations	$46,511	$21,195	$—

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2017	65,472	$6,547	$802,961	$(32,405)	$2,646,937	(5,783)	$(313,220)	$3,403	$3,114,223
Cumulative effect of adoption of ASU 2014-09	—	—	—	—	(9,722)	—	—	—	(9,722)
Cumulative effect of adoption of ASU 2018-02	—	—	—	—	7,925	—	—	—	7,925
Stock option exercises	—	—	2,161	—	—	232	11,151	—	13,312
Issuance of stock for equity awards, net of forfeitures	—	—	(879)	—	—	15	879	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(61)	(4,822)	—	(4,822)
Amortization of unearned share-based compensation	—	—	19,104	—	—	—	—	—	19,104
Treasury stock purchases	—	—	—	—	—	(11)	(776)	—	(776)
Total comprehensive income, net of taxes	—	—	—	(1,106)	78,452	—	—	626	77,972
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(915)	(915)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	675	—	—	93	5,121	—	5,796
Issuance of stock for equity awards, net of forfeitures	—	—	(1,735)	—	—	32	1,735	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,031)	—	(2,031)
Amortization of unearned share-based compensation	—	—	13,612	—	—	—	—	—	13,612
Total comprehensive income, net of taxes	—	—	—	(4,288)	142,347	—	—	672	138,731
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(817)	(817)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(5,668)	—	—	103	5,668	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(3,193)	—	(3,193)
Amortization of unearned share-based compensation	—	—	14,722	—	—	—	—	—	14,722
Total comprehensive loss, net of taxes	—	—	—	(23,653)	(272,546)	—	—	954	(295,245)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(676)	(676)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable-trade as of December 31, 2020 and 2019 were $91,850,000 and $103,996,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and distribution and services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable-other as of December 31, 2020 and 2019 were $83,145,000 and $72,591,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Property, Maintenance and Repairs. Property is recorded at cost or acquisition date fair value; improvements and betterments are capitalized as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets as follows: marine transportation equipment, 5-40 years; buildings, 10-40 years; other equipment, 2-10 years; and leasehold improvements, term of lease. When property items are retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts with any gain or loss on the disposition included in the statement of earnings. Maintenance and repairs on vessels built for use on the inland waterways are charged to operating expense as incurred and includes the costs incurred in United States Coast Guard (“USCG”) inspections unless the shipyard extends the life or improves the operating capacity of the vessel which results in the costs being capitalized.

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five-year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of major maintenance costs of $30,214,000, $23,962,000 and $20,760,000 for the years ended December 31, 2020, 2019, and 2018, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $1,003,000 and $2,206,000 for the years ending December 31, 2019 and 2018, respectively.  For the year ended December 31, 2020, no interest was capitalized.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and reasonably estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment tests at November 30, 2020, 2019 and 2018.  The Company also conducted an interim goodwill impairment test at March 31, 2020.  Refer to Note 7, Impairments and other charges for more information. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on projected discounted future operating cash flows using an appropriate discount rate.  The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2017 (gross)	$403,376	$549,226	$952,602
Accumulated impairment and amortization	(15,872)	(1,595)	(17,467)
Balance at December 31, 2017	387,504	547,631	935,135
Impairment	(2,702)	—	(2,702)
Higman acquisition	4,657	—	4,657
Targa acquisition	16,116	—	16,116
Other	—	620	620
Balance at December 31, 2018 (gross)	424,149	549,846	973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2018	$405,575	$548,251	$953,826

Balance at December 31, 2019 (gross)	$424,149	$549,846	$973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2019	405,575	548,251	953,826
Impairment	—	(387,970)	(387,970)
Savage acquisition	81,635	—	81,635
Convoy acquisition	—	10,309	10,309
Balance at December 31, 2020 (gross)	505,784	560,155	1,065,939
Accumulated impairment and amortization	(18,574)	(389,565)	(408,139)
Balance at December 31, 2020	$487,210	$170,590	$657,800

Other Intangibles. Other intangibles include assets for favorable contracts and customer relationships, distributorship and dealership agreements, trade names and non-compete agreements and liabilities for unfavorable leases and contracts. The following table summarizes the balances of other intangible assets and other intangible liabilities (in thousands):

	December 31,
	2020	2019
Other intangible assets – gross	$203,217	$332,656
Accumulated amortization	(134,238)	(121,974)
Other intangible assets – net	$68,979	$210,682

Other intangible liabilities – gross	$13,860	$13,860
Accumulated amortization	(10,960)	(7,956)
Other intangible liabilities – net	$2,900	$5,904

The costs of intangible assets and liabilities are amortized to expense in a systematic and rational manner over their estimated useful lives. For the years ended December 31, 2020, 2019, and 2018, the amortization expense for intangibles was $9,235,000, $15,040,000 and $16,760,000, respectively. Estimated net amortization expense for amortizable intangible assets and liabilities for the next five years (2021 – 2025) is approximately $7,749,000, $7,466,000, $7,947,000, $8,513,000 and $8,513,000, respectively. As of December 31, 2020, the weighted average amortization period for intangible assets and liabilities was approximately nine years.

Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to three years, some of which have renewal options, and the remainder is from spot market movements. The majority of the term contracts are for terms of one year. The Company provides marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. The performance of the service is invoiced as the transaction occurs and payment is required depending on each specific customer’s credit.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for the years ended December 31, 2020, 2019, and 2018 were $30,564,000, $32,372,000, and $29,306,000, respectively.

Treasury Stock. The Company follows the average cost method of accounting for treasury stock transactions.

Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of. The Company performs an impairment assessment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

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

If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Fair Value Measurements. The accounting guidance for using fair value to measure certain assets and liabilities establishes a three tier value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little, if any, market data exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability.  The fair value of the Company’s debt instruments is described in Note 5, Long-Term Debt.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits - Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”) which amends the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing certain requirements, providing clarification on existing requirements and adding new requirements including adding an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The guidance is effective for fiscal years ending after December 15, 2020. The Company adopted ASU 2018-14 on December 31, 2020 on a retrospective basis.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which simplifies the subsequent measurement of goodwill by eliminating Step 2 in the goodwill impairment test that required an entity to perform procedures to determine the fair value of its assets and liabilities at the testing date. An entity instead shall perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, incorporating all tax impacts caused by the recognition of the impairment loss. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 on January 1, 2020 on a prospective basis.  See Note 7, Impairments and Other Charges for further details.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements.  The Company adopted ASU 2016-02 on January 1, 2019 under the optional transition method that allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and will not restate prior periods. The Company also elected certain practical expedients permitted under the transition guidance which allowed the Company to carryforward its historical lease classification and for the non-recognition of short-term leases. Adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets for operating leases of $168,149,000 and lease liabilities for operating leases of $175,778,000 on the Company’s Condensed Balance Sheets as of January 1, 2019, with no material impact to the Condensed Statements of Earnings or Cash Flows. The Company did not have any financing leases as of January 1, 2019. See Note 6, Leases for additional information.

(2)	Acquisitions

During 2020, the Company purchased six newly constructed inland pressure barges for $39,350,000 in cash.

On April 1, 2020, the Company completed the acquisition of the inland tank barge fleet of Savage Inland Marine, LLC (“Savage”) for $278,999,000 in cash.  Savage’s tank barge fleet consisted of 92 inland tank barges with approximately 2.5 million barrels of capacity and 45 inland towboats. The Savage assets that were acquired primarily move petrochemicals, refined products, and crude oil on the Mississippi River, its tributaries, and the Gulf Intracoastal Waterway.  The Company also acquired Savage’s ship bunkering business and barge fleeting business along the Gulf Coast.  The Company considers Savage to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company’s inland based marine transportation business and lowering the average age of its fleet.

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

Pro forma results of the acquisitions made in the 2020 have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

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

The fair values of the assets acquired and liabilities assumed from the Cenac acquisition and recorded at the acquisition date were as follows (in thousands):

Prepaid expenses	$1,138
Property and equipment	247,122
Other intangibles	340
Total assets	$248,600

Other long-term liabilities	$4,100
Net assets acquired	$244,500

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

On May 10, 2018, the Company completed the purchase of Targa Resources Corp.’s (“Targa”) inland tank barge business from a subsidiary of Targa for $69,250,000 in cash. Targa’s inland tank barge fleet consisted of 16 pressure barges with a total capacity of 258,000 barrels, many of which were under multi-year contracts that the Company assumed from Targa. The 16 tank barges transport petrochemicals on the Mississippi River System and the Gulf Intracoastal Waterway. As a result of the acquisition, the Company recorded $16,116,000 of goodwill and $11,000,000 of intangibles with an average amortization period of 15 years. All goodwill recorded for the Targa acquisition will be deductible for tax purposes.

On March 15, 2018, the Company purchased two inland pressure tank barges from a competitor for $10,400,000 in cash. The average age of the two tank barges was five years.

On February 14, 2018, the Company completed the acquisition of Higman Marine, Inc. (“Higman”) for $421,922,000 in cash. Higman’s fleet consisted of 163 inland tank barges with 4.8 million barrels of capacity, and 75 inland towboats, transporting petrochemicals, black oil, including crude oil and natural gas condensate, and refined petroleum products on the Mississippi River System and the Gulf Intracoastal Waterway. The average age of the inland tank barges was approximately seven years and the inland towboats had an average age of approximately eight years. Financing of the acquisition was through the issuance of the 2028 Notes (as defined in Note 5, Long-Term Debt) issued on February 12, 2018 in preparation for closing of the acquisition.

The Company considers Higman to be a natural extension of the current marine transportation segment, expanding the capabilities of the Company’s inland based marine transportation business and lowering the average age of its inland tank barge and towboat fleet.

The fair values of the assets acquired and liabilities assumed from the Higman acquisition and recorded at the acquisition date were as follows (in thousands):

Cash	$2,313
Accounts receivable	27,527
Prepaid expenses	5,323
Property and equipment	497,951
Goodwill	4,657
Other assets	30
Total assets	$537,801

Accounts payable	$17,012
Accrued liabilities	14,127
Deferred income taxes	40,524
Other long-term liabilities	44,216
Total liabilities	$115,879
Net assets acquired	$421,922

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

(3)	Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Marine transportation segment:
Inland transportation	$1,094,630	$1,220,878	$1,119,820
Coastal transportation	309,635	366,204	363,323
	$1,404,265	$1,587,082	$1,483,143

Distribution and services segment:
Oil and gas	$200,817	$659,364	$1,010,410
Commercial and industrial	566,326	591,953	477,144
	$767,143	$1,251,317	$1,487,554

The Company’s revenue is measured based on consideration specified in its contracts with its customers. The Company recognizes revenue as it satisfies performance obligations in its contracts which occur as the Company delivers a service over time to its customers, or at the point in time that it transfers control over a part or product to its customer.

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the years ended December 31, 2020 and 2019 that were included in the opening contract liability balances were $38,455,000 and $76,412,000, respectively. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet.  The Company did not have any contract assets at December 31, 2020 or December 31, 2019.

Performance Obligations. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(4)	Segment Data

The Company’s operations are aggregated into two reportable business segments as follows:

Marine Transportation — Provides marine transportation by United States flagged vessels principally of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, in Alaska and Hawaii and, to a lesser extent, in United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products and agricultural chemicals.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $27,782,000, $27,441,000, and $29,363,000 in 2020, 2019, and 2018, respectively, as well as the related intersegment profit of $2,778,000, $2,744,000, and $2,936,000 in 2020, 2019, and 2018, respectively, have been eliminated from the tables below.

The following tables set forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Marine transportation	$1,404,265	$1,587,082	$1,483,143
Distribution and services	767,143	1,251,317	1,487,554
	$2,171,408	$2,838,399	$2,970,697
Segment profit (loss):
Marine transportation	$163,638	$215,842	$147,416
Distribution and services	(12,191)	67,201	129,305
Other	(612,798)	(93,223)	(162,562)
	$(461,351)	$189,820	$114,159
Depreciation and amortization:
Marine transportation	$186,798	$179,742	$182,307
Distribution and services	28,255	35,998	39,349
Other	4,868	3,892	3,316
	$219,921	$219,632	$224,972
Capital expenditures:
Marine transportation	$133,990	$217,364	$284,953
Distribution and services	4,854	18,284	10,742
Other	9,341	12,516	6,166
	$148,185	$248,164	$301,861

	December 31,
	2020	2019
Total assets:
Marine transportation	$4,760,449	$4,536,368
Distribution and services	805,831	1,422,394
Other	357,894	120,335
	$5,924,174	$6,079,097

The following table presents the details of “Other” segment profit (loss) (in thousands):

	Year Ended December 31,
	2020	2019	2018
General corporate expenses	$(11,050)	$(13,643)	$(35,590)
Gain on disposition of assets	118	8,152	1,968
Impairments and other charges	(561,274)	(35,525)	(85,407)
Lease cancellation costs	—	—	(2,403)
Interest expense	(48,739)	(55,994)	(46,856)
Other income	8,147	3,787	5,726
	$(612,798)	$(93,223)	$(162,562)

The following table presents the details of “Other” total assets (in thousands):

	December 31,
	2020	2019
General corporate assets	$355,205	$118,310
Investment in affiliates	2,689	2,025
	$357,894	$120,335

(5)	Long-Term Debt

The following table presents the carrying value and fair value of debt outstanding (in thousands):

	December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility (a)	$250,000	$250,000	$—	$—
Term Loan (a)	375,000	375,000	375,000	375,000
2.72% senior notes due February 27, 2020	—	—	150,000	151,547
3.29% senior notes due February 27, 2023	350,000	364,538	350,000	353,216
4.2% senior notes due March 1, 2028	500,000	581,115	500,000	541,546
Credit Line	—	—	—	—
Bank notes payable	40	40	16	16
	1,475,040	1,570,693	1,375,016	1,421,325
Unamortized debt discounts and issuance costs (b)	(6,454)	—	(5,249)	—
	$1,468,586	$1,570,693	$1,369,767	$1,421,325

(a)	Variable interest rate of 1.5% and 2.9% at December 31, 2020 and 2019, respectively.
(b)	Excludes $2,650,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2019.

The fair value of debt outstanding was determined using inputs characteristic of a Level 2 fair value measurement.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Year Ended December 31,
	2020	2019	2018
Borrowings on bank credit facilities	$582,277	$1,351,158	$2,302,433
Payments on bank credit facilities	(332,253)	(1,768,534)	(2,380,888)
	$250,024	$(417,376)	$(78,455)

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2021	40
2022	—
2023	381,250
2024	593,750
2025	—
Thereafter	500,000
$1,475,040

The Company has an amended and restated credit agreement (“Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024.  The Credit Agreement provides for a variable interest rate based on the London interbank offered rate (“LIBOR”) or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, in increasing percentages of the original principal amount of the loan, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  During 2019, the Company repaid $125,000,000 under the Term Loan prior to the originally scheduled installments.  The Credit Agreement contains certain financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions. As of December 31, 2020, the Company was in compliance with all Credit Agreement covenants.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 as of December 31, 2020.

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

The Company has $350,000,000 of 3.29% senior unsecured notes due February 27, 2023 (the “2023 Notes”).  No principal payments are required until maturity. The 2023 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant and covenants relating to liens, asset sales and mergers, among others. The 2023 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2021. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2020. Outstanding letters of credit under the Credit Line were $1,007,000 as of December 31, 2020.

The Company also had $40,000 and $16,000 of short-term secured loans outstanding, as of December 31, 2020 and 2019, respectively, related to its South American operations.

As of December 31, 2020, the Company was in compliance with all covenants under its debt instruments.

(6)	Leases

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases. The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, allocating the consideration between lease and non-lease components, and determining the incremental borrowing rates. Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels for which the Company estimates approximately 70% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	December 31,
	2020	2019
2021	$40,224	$33,374
2022	33,543	25,911
2023	28,012	23,098
2024	23,578	19,162
2025	21,261	15,330
Thereafter	96,491	92,991
Total lease payments	243,109	209,866
Less: imputed interest	(46,863)	(43,085)
Operating lease liabilities	$196,246	$166,781

The following table summarizes lease costs (in thousands):
	Year Ended December 31,
	2020	2019
Operating lease cost	$43,810	$39,064
Variable lease cost	1,550	2,326
Short-term lease cost	25,387	31,340
Sublease income	(1,143)	(420)
Total lease cost	$69,604	$72,310

The following table summarizes other supplemental information about the Company’s operating leases:

	December 31,
	2020	2019
Weighted average discount rate	4.1%	4.0%
Weighted average remaining lease term	10 years	11 years

(7)	Impairments and Other Charges

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

In performing the impairment test of long-lived assets within the distribution and services segment, the Company determined that the carrying value of certain long-lived assets, including property and equipment as well as intangible assets associated with customer relationships, tradenames, and distributorships, were no longer recoverable, resulting in an impairment charge of $165,304,000 (including $148,909,000 impairment of intangible assets other than goodwill and $16,395,000 impairment of property and equipment) to reduce such long-lived assets to fair value during the three months ended March 31, 2020.

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

Due to the advanced age of four of the Company’s older articulated tank barge and tugboat units (“ATBs”) and the high cost of installation of BWMS, the Company expects to retire the ATBs at their next scheduled shipyard dates instead of installing the expensive BWMS equipment required to operate the vessels past their next required shipyard dates. A pre-tax impairment charge of $78,835,000 was incurred in the fourth quarter of 2018 to reduce the ATBs to a fair value of $13,247,000 due to reduced estimated cash flows resulting from reduced lives on these four older ATBs. The reduced estimated useful lives are due to the assessment of the impact of the new regulations by USCG that require the installation of BWMS. The fair value of the four ATBs of $13,247,000 is presented in marine transportation equipment at December 31, 2018.

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

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Compensation cost	$14,722	$13,612	$19,104
Income tax benefit	$4,143	$3,368	$5,903

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

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan. At December 31, 2020, 1,100,687 shares were available for future grants under the employee plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2019	486,059	$71.65
Granted	114,600	$73.29
Exercised	(19,851)	$64.42
Canceled or expired	(3,291)	$95.18
Outstanding at December 31, 2020	577,517	$72.09

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$51.23	62,315	2.1	$51.23	-	62,315	$51.23	-
$64.65 – $68.50	94,218	3.5	$67.26		63,218	$68.43
$73.29 – $75.50	380,289	4.6	$74.32		157,176	$74.98
$84.90 – $101.46	40,695	1.0	$94.31		36,225	$95.47
$51.23 – $101.46	577,517	3.9	$72.09	$37,000	318,934	$71.37	$37,000

The following is a summary of the restricted stock award activity under the employee plan described above:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2019	134,669	$63.28
Vested	(48,450)	$63.24
Forfeited	(2,317)	$62.46
Nonvested balance at December 31, 2020	83,902	$63.33

No restricted stock awards were granted under the employee plan during 2020, 2019, or 2018.

The following is a summary of RSU activity under the employee plan described above:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2019	255,167	$74.96
Granted	153,460	$73.04
Vested	(64,039)	$75.08
Forfeited	(6,170)	$73.91
Nonvested balance at December 31, 2020	338,418	$74.09

The weighted average grant date fair value of RSUs granted for the years ended December 31, 2020, 2019, and 2018 was $73.04, $74.46, and $75.59, respectively.

During January 2021, the Company granted 309,506 RSUs to selected officers and other key employees under its employee stock award plan, the majority of which vest ratably over five years.

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2020, 421,220 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above:

	Outstanding Non- Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2019	115,756	$73.68
Exercised	(12,000)	$41.24
Outstanding at December 31, 2020	103,756	$77.44

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$56.45	13,276	0.3	$56.45	-	13,276	$56.45	-
$61.89 – $62.48	22,000	1.6	$62.21		22,000	$62.21
$70.65 – $99.52	68,480	3.4	$86.39		68,480	$86.39
$56.45 – $99.52	103,756	2.6	$77.44	$—	103,756	$77.44	$—

The following is a summary of the restricted stock award activity under the director plan described above:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2019	1,739	$83.68
Granted	39,913	$49.84
Vested	(40,748)	$51.28
Nonvested balance at December 31, 2020	904	$49.84

The weighted average grant date fair value of restricted stock awards granted under the director plan for the years ended December 31, 2020, 2019, and 2018 were $49.84, $84.81, and $85.70, respectively.

The total intrinsic value of all stock options exercised under all of the Company’s plans was $745,000, $1,655,000 and $6,709,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $210,000, $410,000, and $2,073,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

The total fair value of all the restricted stock vestings under all of the Company’s plans was $5,649,000, $5,917,000, and $12,936,000 for the years ended December 31, 2020, 2019, and 2018, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,590,000, $1,464,000, and $3,997,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

The total fair value of all the RSU vestings under the Company’s employee plan was $5,172,000 and $1,727,000 for the years ended December 31, 2020 and 2019, respectively.  The actual tax benefit realized for tax deductions from RSU vestings was $1,455,000 and $427,000 for the years ended December 31, 2020 and 2019, respectively.  There were no RSU vestings for the year ended December 31, 2018.

As of December 31, 2020, there was $2,136,000 of unrecognized compensation cost related to nonvested stock options, $1,468,000 related to restricted stock and $13,298,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 1.7 years, restricted stock over approximately 0.6 years and RSUs over approximately 3.3 years.

The weighted average per share fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was $20.19, $22.77, and $23.53, respectively. The fair value of the stock options granted during the years ended December 31, 2020, 2019, and 2018 was $2,314,000, $2,666,000, and $2,787,000, respectively. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model.

The key input variables used in valuing the stock options granted were as follows:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	None	None	None
Average risk-free interest rate	1.3%	2.5%	2.7%
Stock price volatility	28%	28%	27%
Estimated option term	5.3 years	5.3 years	5.5 years

(9)	Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Earnings (loss) before taxes on income:
United States	$(461,569)	$190,839	$117,800
Foreign	218	(1,019)	(3,641)
	$(461,351)	$189,820	$114,159

Provision (benefit) for taxes on income:
U.S. Federal:
Current	$(218,613)	$(312)	$—
Deferred	37,436	45,133	27,102
	$(181,177)	$44,821	$27,102
U.S. State:
Current	$3,421	$76	$(243)
Deferred	(12,273)	1,706	7,619
	$(8,852)	$1,782	$7,376
Foreign:
Current	$270	$198	$443
Deferred	—	—	160
	$270	$198	$603
Consolidated:
Current	$(214,922)	$(38)	$200
Deferred	25,163	46,839	34,881
	$(189,759)	$46,801	$35,081

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic.  One provision of the CARES Act allows net operating losses generated in 2018 through 2020 to be carried back up to five years.  Pursuant to this provision of the CARES Act, the Company recorded a net federal current benefit for taxes on income for the year ended December 31, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017. Net operating losses carried back to tax years 2013 through 2017 are applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at December 31, 2020.  Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $59,659,000 and a decrease in the company’s deferred tax asset related to federal net operating losses of $88,292,000.  During the year ended December 31, 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013. At December 31, 2020, the Company had a federal income tax receivable of $188,177,000 included in Accounts Receivable – Other on the balance sheet. During February 2021, the Company received a tax refund of $119,493,000, including accrued interest, for its 2019 tax return.

The Company’s provision for taxes on income varied from the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2020	2019	2018
United States income tax statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	1.2	0.7	6.5
CARES Act – net operating loss carryback	21.3	—	—
Other – net	(2.4)	3.0	3.2
	41.1%	24.7%	30.7%

The tax effects of temporary differences that give rise to significant portions of the non-current deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,793	$1,758
Inventory	13,496	13,401
Insurance accruals	4,864	4,397
Deferred compensation	6,040	1,109
Unrealized loss on defined benefit plans	15,929	10,253
Goodwill and other intangibles	44,487	—
Operating loss carryforwards	82,186	143,181
Pension benefits	7,444	6,825
Other	5,480	7,392
	181,719	188,316
Valuation allowances	(18,025)	(20,525)
	163,694	167,791
Deferred tax liabilities:
Property	(678,916)	(620,891)
Deferred state taxes	(74,468)	(63,640)
Goodwill and other intangibles	—	(54,844)
Other	(17,154)	(16,620)
	(770,538)	(755,995)
	$(606,844)	$(588,204)

During 2020, the Company generated a federal tax net operating loss mainly caused by taking the full cost deduction of purchased fixed assets. The deferred tax assets of $53,498,000 has been recorded at December 31, 2020.

The Company had state operating loss deferred tax assets of $23,482,000 in 2020 and $17,282,000 in 2019. The valuation allowance for state deferred tax assets as of December 31, 2020 and 2019 was $12,819,000 and $11,760,000, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized. Expiration of these state net operating loss carryforwards vary by state through 2040 and none will expire in fiscal 2021.

As of December 31, 2020, the Company had a Canadian net operating loss carryforward of $5,206,000 which expires between 2037 and 2040. A full valuation allowance has been provided for this asset.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns for the 2017 through 2019 tax years are currently under examination.  With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2014 through 2019 tax years.

As of December 31, 2020, the Company has provided a liability of $971,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $790,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2021 due to the uncertainty of possible examination results.  A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$883	$1,443	$1,787
Additions based on tax positions related to the current year	262	51	254
Additions for tax positions of prior years	114	58	70
Reductions for tax positions of prior years	(266)	(669)	(668)
Settlements	(210)	—	—
Balance at end of year	$783	$883	$1,443

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net benefit of $90,000, $71,000, and $209,000 in interest and penalties for the years ended December 31, 2020, 2019, and 2018, respectively. The Company had $172,000 and $289,000 of accrued liabilities for the payment of interest and penalties at December 31, 2020 and 2019, respectively.

(10)	Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net earnings (loss) attributable to Kirby	$(272,546)	$142,347	$78,452
Undistributed earnings allocated to restricted shares	—	(369)	(324)
Income (loss) available to Kirby common stockholders — basic	(272,546)	141,978	78,128
Undistributed earnings allocated to restricted shares	—	369	324
Undistributed earnings reallocated to restricted shares	—	(369)	(323)
Income (loss) available to Kirby common stockholders — diluted	$(272,546)	$141,978	$78,129

Shares outstanding:
Weighted average common stock issued and outstanding	60,021	59,905	59,804
Weighted average unvested restricted stock	(109)	(155)	(247)
Weighted average common stock outstanding — basic	59,912	59,750	59,557
Dilutive effect of stock options and restricted stock units	—	159	132
Weighted average common stock outstanding — diluted	59,912	59,909	59,689

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.55)	$2.38	$1.31
Diluted	$(4.55)	$2.37	$1.31

Certain outstanding options to purchase approximately 681,000, 187,000, and 384,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2020, 2019, and 2018, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 11,000 shares of common stock were also excluded in the computation of diluted earnings per share as of December 31, 2020, as such RSUs would have been antidilutive.  No RSUs were antidilutive at December 31, 2019.

(11)	Inventories

The following table presents the details of inventories (in thousands):

	December 31,
	2020	2019
Finished goods	$255,491	$291,214
Work in process	54,184	60,187
	$309,675	$351,401

(12)	Retirement Plans

The Company sponsors a defined benefit plan (the “Kirby Pension Plan”) for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities.

On April 12, 2017, the Company amended the Kirby Pension Plan to cease all benefit accruals for periods after May 31, 2017 for certain participants. Participants grandfathered and not impacted were those, as of the close of business on May 31, 2017, who either (a) had completed 15 years of pension service or (b) had attained age 50 and completed 10 years of pension service. Participants non-grandfathered are eligible to receive discretionary 401(k) plan contributions.

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan (the “Higman Pension Plan”) for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants.  The Company did not incur any one-time charges related to this amendment but the Higman pension plan’s projected benefit obligation decreased by $3,081,000. The Company made contributions to the Higman pension plan of $797,000 in 2020 for the 2019 plan year, $1,438,000 in 2020 for the 2020 plan year, $1,615,000 in 2019 for the 2018 plan year, $1,449,000 in 2019 for the 2019 plan year, $6,717,000 in 2018 for the 2016 and 2017 plan years, and $1,385,000 in 2018 for the 2018 year.

The aggregate fair value of plan assets of the Company’s pension plans was $395,137,000 and $358,197,000 at December 31, 2020 and 2019 respectively. Pension assets were allocated among asset categories as follows:

	December 31,		Current Minimum, Target and Maximum
Asset Category	2020	2019	Allocation Policy
U.S. equity securities	53%	53%	30% — 50%— 70%
International equity securities	20	19	0% — 20%— 30%
Debt securities	25	26	15% — 30%— 55%
Cash and cash equivalents	2	2	0% — 0%— 5%
	100%	100%

At December 31, 2020 and 2019, $25,032,000 and $25,871,000 respectively, was held in cash as well as debt and equity securities classified within Level 1 of the valuation hierarchy and $138,000 and $125,000, respectively, was held in real estate investments classified within Level 3 of the valuation hierarchy. All other plan assets are invested in common collective trusts and valued using the net asset value per share practical expedient and therefore not valued within the valuation hierarchy.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in 2020 and 7.0% in 2019. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 82% of the pension plans’ accumulated benefit obligation at December 31, 2020, including both the Kirby Pension Plan and the Higman Pension Plan.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plans		SERP
	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$442,861	$381,483	$1,225	$1,246	$662	$743
Service cost	7,671	7,364	—	—	—	—
Interest cost	15,630	16,493	40	52	22	31
Actuarial loss (gain)	58,851	49,478	55	72	84	(22)
Gross benefits paid	(11,029)	(11,957)	(146)	(145)	(139)	(90)
Settlements	(5,290)	—	—	—	—	—
Benefit obligation at end of year	$508,694	$442,861	$1,174	$1,225	$629	$662

Accumulated benefit obligation at end of year	$479,999	$417,981	$1,174	$1,225	$629	$662

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate (a)	2.8% / 2.9%	3.5%	2.8%	3.5%	2.8%	3.5%
Rate of compensation increase	Service-based table	Service-based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	6.5%	6.75%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2025	2025

Change in plan assets
Fair value of plan assets at beginning of year	$358,197	$303,151	$—	$—	$—	$—
Actual return on plan assets	51,024	63,939	—	—	—	—
Employer contribution	2,235	3,064	146	145	139	90
Gross benefits paid	(11,029)	(11,957)	(146)	(145)	(139)	(90)
Settlements	(5,290)	—	—	—	—	—
Fair value of plan assets at end of year	$395,137	$358,197	$—	$—	$—	$—

(a)	The 2020 discount rate was 2.8% for the Kirby pension plan and 2.9% for the Higman pension plan.

During the years ended December 31, 2020 and December 31, 2019, the increases in the benefit obligation were primarily due to the decreases in the discount rates each year, partially offset by actual returns on plan assets performing better than expected and an update of the actuarial tables.

At December 31, 2020 and December 31, 2019, both the accumulated benefit obligation and the projected benefit obligations of each of the Company’s pension plans exceeded the fair value of plan assets.

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plans		SERP
	2020	2019	2020	2019	2020	2019
Funded status at end of year
Fair value of plan assets	$395,137	$358,197	$—	$—	$—	$—
Benefit obligations	(508,694)	(442,861)	(1,174)	(1,225)	(629)	(662)
Funded status and amount recognized at end of year	$(113,557)	$(84,664)	$(1,174)	$(1,225)	$(629)	$(662)

Amounts recognized in the consolidated balance sheets
Current liability	—	—	(159)	(159)	(58)	(60)
Long-term liability	(113,557)	(84,664)	(1,015)	(1,066)	(571)	(602)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss (gain)	$81,376	$52,160	$480	$460	$(3,189)	$(3,795)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$81,376	$52,160	$480	$460	$(3,189)	$(3,795)

The following table presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

					Other Postretirement Benefits
	Pension Benefits				Postretirement Welfare Plan
	Pension Plans		SERP
	2020	2019	2020	2019	2020	2019
Expected employer contributions
First year	$2,385	$2,407	$—	$—	$—	$—

Expected benefit payments (gross)
Year one	$13,902	$12,063	$162	$162	$59	$61
Year two	14,902	13,123	136	158	49	62
Year three	16,123	14,300	110	133	48	51
Year four	17,284	15,572	106	107	47	51
Year five	18,315	16,857	101	103	46	49
Next five years	106,400	100,587	406	426	202	220

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans			SERP
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service cost	$7,671	$7,364	$7,622	$—	$—	$—
Interest cost	15,630	16,493	15,499	40	52	49
Expected return on plan assets	(23,790)	(20,956)	(22,406)	—	—	—
Amortization of actuarial loss	2,399	1,438	2,890	35	28	23
Net periodic benefit cost	1,910	4,339	3,605	75	80	72

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	31,616	6,497	(7,396)	55	73	(70)
Recognition of actuarial loss	(2,399)	(1,438)	(2,890)	(35)	(28)	(23)
Total recognized in other comprehensive income	29,217	5,059	(10,286)	20	45	(93)

Total recognized in net periodic benefit cost and other comprehensive income	$31,127	$9,398	$(6,681)	$95	$125	$(21)
Weighted average assumptions used to determine net periodic benefit cost
Discount rate (a)	3.5% / 3.10%	4.4%	3.7%	3.5%	4.4%	3.7%
Expected long-term rate of return on plan assets	6.75%	7.0%	7.0%	—	—	—
Rate of compensation increase	Service- based table	Service- based table	Service- based table	—	—	—

(a)
The 2020 discount rate for benefit cost is 3.5% for the Kirby pension plan and 3.1% for the Higman pension plan. The 2018 discount rate for benefit cost for the Higman pension plan was changed from 4.13% as of February 14, 2018 and 4.02% as of March 31, 2018 to 4.40% as of December 31, 2018.

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2020	2019	2018
Components of net periodic benefit cost
Interest cost	$22	$31	$24
Amortization of actuarial gain	(522)	(540)	(596)
Net periodic benefit cost	(500)	(509)	(572)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	84	(22)	144
Recognition of actuarial gain	522	540	596
Total recognized in other comprehensive income	606	518	740

Total recognized in net periodic benefit cost and other comprehensive income	$106	$9	$168

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.5%	4.4%	3.7%
Health care cost trend rate:
Initial rate	6.75%	7.0%	7.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2025	2025	2022

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2022. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2020 and 2019, the Company made contributions of $617,000 and $665,000, respectively, to the SPT. The Company’s contributions to the SPT exceeded 5% of total contributions to the SPT in 2019. Total contributions for 2020 are not yet available. The Company did not pay any material surcharges in 2020 or 2019.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2019. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2020 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was not in endangered or critical status for the 2019 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on an actuarial valuation performed as of December 31, 2019, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain employees of its distribution and services segment in New Jersey and expires on October 8, 2023. The Company began participation in the Central Pension Fund of the International Union of Operating Engineers and Participating Employers (“CPF”) with the Stewart & Stevenson LLC (“S&S”) acquisition on September 13, 2017.

Contributions to the CPF are made currently based on a fixed hourly rate for each hour worked or paid basis (in some cases contributions are made as a percentage of gross pay) and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2020 and 2019, the Company made contributions of $691,000 and $693,000, respectively, to the CPF. Total contributions for the 2020 plan year are not yet available. The Company did not pay any material surcharges in 2020 or 2019.

The federal identification number of the CPF is 36-6052390 and the Certified Zone Status is Green at January 31, 2020. The Company’s future minimum contribution requirements under the CPF are unavailable because actuarial reports for the 2020 plan year, which ended January 31, 2021, are not yet complete and such contributions are subject to negotiations between the employers and the unions. The CPF was not in endangered or critical status for the 2019 plan year, ending January 31, 2020, the latest period for which a report is available, as the funded status was 98%. There would be no withdrawal liability if the Company chose to withdraw from the CPF although the Company currently has no intention of terminating its participation in the CPF.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $25,514,000, $25,409,000, and $22,392,000 in 2020, 2019, and 2018, respectively.

(13)	Other Comprehensive Income (Loss)

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31
	2020			2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,912	$(483)	$1,429	$926	$(236)	$690	$2,317	$(585)	$1,732
Actuarial gains (losses)	(31,755)	7,006	(24,749)	(6,548)	1,655	(4,893)	7,322	(1,416)	5,906
Adoption of ASU 2018-02 – reclassification to retained earnings	—	—	—	—	—	—	—	(7,925)	(7,925)
Foreign currency translation adjustments	(333)	—	(333)	(85)	—	(85)	(819)	—	(819)
Total	$(30,176)	$6,523	$(23,653)	$(5,707)	$1,419	$(4,288)	$8,820	$(9,926)	$(1,106)

(a)	Actuarial gains (losses) are amortized into other income (expense). (See Note 12 – Retirement Plans)

(14)	Contingencies and Commitments

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

With respect to the above sites, the Company has accrued a liability, if applicable, for its estimated potential liability for its portion of the EPA’s past costs claim based on information developed to date including various factors such as the Company’s liability in proportion to other PRPs and the extent to which such costs are recoverable from third parties.

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

The customer base of the marine transportation segment includes major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2020, approximately 65% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to three years, some with renewal options. During 2020, approximately 85% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% or more of the Company’s revenues in 2020, 2019 or 2018.

Major customers of the distribution and services segment include oilfield service companies, oil and gas operators and producers, inland and offshore barge operators, offshore fishing companies, on-highway transportation companies, construction companies, the United States government, and power generation, nuclear and industrial companies.

The results of the distribution and services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the distribution and services segment accounted for 10% or more of the Company’s revenues in 2020, 2019, or 2018.

United Holdings LLC (“United”)  has maintained continuous exclusive distribution rights for MTU and Allison Transmission products since 1946. United is one of MTU’s top five distributors of MTU off-highway engines in North America with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison Transmission products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the distributor for parts service and warranty on Daimler Truck North America (“DTNA”) engines and related equipment in Oklahoma, Arkansas and Louisiana. United, through certain of its subsidiaries, is also a dealer of Thermo King refrigeration systems for trucks, railroad cars, and other land transportation markets in Texas and Colorado.

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

The Company’s marine transportation segment competes principally in markets subject to the Jones Act, a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States, and manned, owned and operated by United States citizens. The Jones Act cabotage provisions occasionally come under attack by interests seeking to facilitate foreign flagged competition in trades reserved for domestic companies and vessels under the Jones Act. The Company believes that continued efforts will be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful, certain elements could have an adverse effect on the Company. However, the Company believes that it is unlikely that the current cabotage provisions of the Jones Act would be eliminated or significantly modified in a way that has a material adverse impact on the Company in the foreseeable future.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,180,000 at December 31, 2020, including $13,586,000 in letters of credit and $9,594,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15)	Related Party Transactions

David W. Grzebinski, President and Chief Executive Officer of the Company, is a member of the board of directors for ABS, a not-for-profit that provides global classification services to the marine, offshore and gas industries.  The Company paid ABS $2,377,000 in 2020, $1,774,000 in 2019, and $1,162,000 in 2018 to perform audits and surveys of the Company’s vessels in the ordinary course of business.

In November 2020, Mr. Grzebinski became a member of the board of directors of UK Protection & Indemnity Association, a mutual marine protection and indemnity organization that provides protection and indemnity insurance for third party liabilities and expenses arising from vessel operations.  The Company’s marine fleet is insured on a prorate share basis through UK P&I and Standard Mutual.  During 2020, the Company paid $3,000,000 in premiums for coverage in the 2020-2021 policy period in the ordinary course of business.

In January 2019, Amy D. Husted, Vice President, General Counsel and Secretary of the Company, became a member of the board of directors of Signal Mutual Indemnity Association Ltd (“Signal”), a group self-insurance not-for-profit organization authorized by the U.S. Department of Labor as a longshore worker’s compensation insurance provider.  The Company has been a member of Signal since it was established in 1986.  The Company paid Signal $667,000 in 2020 and $1,391,000 in 2019 in the ordinary course of business.

The husband of Ms. Husted is a partner in the law firm of Clark Hill PLC. The Company paid the law firm $1,598,000 in 2020, $1,278,000 in 2019, and $2,019,000 in 2018 for legal services in connection with matters in the ordinary course of business.

(16)	Quarterly Results (Unaudited)

The unaudited quarterly results were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$643,926	$541,159	$496,567	$489,756
Costs and expenses	1,154,114	506,718	466,340	465,113
Gain (loss) on disposition of assets	492	(189)	(316)	131
Operating income (loss)	(509,696)	34,252	29,911	24,774
Other income	2,723	2,290	1,172	1,962
Interest expense	(12,799)	(12,708)	(11,809)	(11,423)
Earnings (loss) before taxes on income	(519,772)	23,834	19,274	15,313
Benefit for taxes on income	172,809	1,429	8,419	7,102
Net earnings (loss)	(346,963)	25,263	27,693	22,415
Less: Net earnings attributable to noncontrolling interests	(278)	(261)	(204)	(211)
Net earnings (loss) attributable to Kirby	$(347,241)	$25,002	$27,489	$22,204

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(5.80)	$0.42	$0.46	$0.37
Diluted	$(5.80)	$0.42	$0.46	$0.37

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$744,621	$771,042	$666,809	$655,927
Costs and expenses	674,672	698,317	588,534	643,001
Gain (loss) on disposition of assets	2,157	3,118	(374)	3,251
Operating income	72,106	75,843	77,901	16,177
Other income (expense)	(568)	2,381	864	1,110
Interest expense	(13,201)	(15,515)	(14,310)	(12,968)
Earnings before taxes on income	58,337	62,709	64,455	4,319
Provision for taxes on income	(13,880)	(15,269)	(16,305)	(1,347)
Net earnings	44,457	47,440	48,150	2,972
Less: Net earnings attributable to noncontrolling interests	(161)	(153)	(163)	(195)
Net earnings attributable to Kirby	$44,296	$47,287	$47,987	$2,777

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.74	$0.79	$0.80	$0.05
Diluted	$0.74	$0.79	$0.80	$0.05

Quarterly basic and diluted earnings per share may not total to the full year per share amounts, as the weighted average number of shares outstanding for each quarter fluctuates as a result of the assumed exercise of stock options.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report on pages 61 to 101:

Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets, December 31, 2020 and 2019.
Consolidated Statements of Earnings, for the years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income, for the years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Cash Flows, for the years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2020, 2019, and 2018.
Notes to Consolidated Financial Statements, for the years ended December 31, 2020, 2019, and 2018.

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

3.2	— Bylaws of the Company, as amended to March 17, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.3	— Amendment to Bylaws of Kirby Corporation dated March 18, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2020)

4.1
See Exhibits 3.1, 3.2, and 3.3 hereof for provisions of our Restated Articles of Incorporation of the Company with all amendments to date and the Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 and 3.2, respectively, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2020).

4.2	Long-term debt instruments are omitted pursuant to Item 601(b)(4) of Regulation S-K. The Registrant will furnish copies of such instruments to the Commission upon request.

10.1
— Amended and Restated Credit Agreement dated as of March 27, 2019 among Kirby Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the Commission on April 2, 2019).

10.2†	— Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3†	— Annual Incentive Plan Guidelines for 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.4†*	— Annual Incentive Plan Guidelines for 2021.

10.5†	— 2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.6†	— 2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.7	— Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

21.1*	— Consolidated Subsidiaries of the Registrant.

23.1*	— Consent of Independent Registered Public Accounting Firm.

31.1*	— Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	— Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	— Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS*	— Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	— Inline XBRL Taxonomy Extension Schema Document

101.CAL*	— Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	— Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	— Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	— Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	— Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract, compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

	By:	/s/ WILLIAM G. HARVEY
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 23, 2021
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer,	February 23, 2021
David W. Grzebinski	and Director
(Principal Executive Officer)

/s/ WILLIAM G. HARVEY	Executive Vice President and	February 23, 2021
William G. Harvey	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 23, 2021
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 23, 2021
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 23, 2021
Richard J. Alario

/s/ TANYA S. BEDER	Director	February 23, 2021
Tanya S. Beder

/s/ BARRY E. DAVIS	Director	February 23, 2021
Barry E. Davis

/s/ C. SEAN DAY	Director	February 23, 2021
C. Sean Day

/s/ MONTE J. MILLER	Director	February 23, 2021
Monte J. Miller

/s/ RICHARD R. STEWART	Director	February 23, 2021
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 23, 2021
William M. Waterman