Form 10-Q
period 2021-03-31
KIRBY CORP
filed 2021-05-07
CIK 56047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, 60,105,000 shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,333	$80,338
Accounts receivable:
Trade – less allowance for doubtful accounts	347,275	315,283
Other	171,749	284,899
Inventories – net	326,475	309,675
Prepaid expenses and other current assets	60,685	57,776
Total current assets	958,517	1,047,971

Property and equipment	5,585,574	5,615,400
Accumulated depreciation	(1,704,301)	(1,698,330)
Property and equipment – net	3,881,273	3,917,070

Operating lease right-of-use assets	172,198	174,317
Goodwill	657,800	657,800
Other intangibles, net	66,646	68,979
Other assets	51,652	58,037
Total assets	$5,788,086	$5,924,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$434	$40
Income taxes payable	489	474
Accounts payable	175,890	162,507
Accrued liabilities	198,487	224,855
Current portion of operating lease liabilities	32,722	32,750
Deferred revenues	45,421	45,406
Total current liabilities	453,443	466,032

Long-term debt, net – less current portion	1,348,904	1,468,546
Deferred income taxes	606,561	606,844
Operating lease liabilities – less current portion	161,133	163,496
Other long-term liabilities	129,301	131,703
Total long-term liabilities	2,245,899	2,370,589

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	846,259	844,979
Accumulated other comprehensive income – net	(61,204)	(61,452)
Retained earnings	2,590,018	2,593,393
Treasury stock – at cost, 5,384,000 shares at March 31, 2021 and 5,434,000 at December 31, 2020	(296,353)	(299,161)
Total Kirby stockholders’ equity	3,085,267	3,084,306
Noncontrolling interests	3,477	3,247
Total equity	3,088,744	3,087,553
Total liabilities and equity	$5,788,086	$5,924,174

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$300,951	$403,257
Distribution and services	195,899	240,669
Total revenues	496,850	643,926

Costs and expenses:
Costs of sales and operating expenses	363,040	453,568
Selling, general and administrative	69,629	72,080
Taxes, other than on income	8,260	11,406
Depreciation and amortization	54,890	55,786
Impairments and other charges	—	561,274
Gain on disposition of assets	(2,133)	(492)
Total costs and expenses	493,686	1,153,622

Operating income (loss)	3,164	(509,696)
Other income	3,791	2,723
Interest expense	(10,966)	(12,799)

Loss before taxes on income	(4,011)	(519,772)
Benefit for taxes on income	891	172,809

Net loss	(3,120)	(346,963)
Less: Net earnings attributable to noncontrolling interests	(255)	(278)

Net loss attributable to Kirby	$(3,375)	$(347,241)

Net loss per share attributable to Kirby common stockholders:
Basic	$(0.06)	$(5.80)
Diluted	$(0.06)	$(5.80)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	($ in thousands)

Net loss	$(3,120)	$(346,963)
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	745	82
Foreign currency translation adjustments	(497)	(1,274)
Total other comprehensive income (loss), net of taxes	248	(1,192)

Total comprehensive loss, net of taxes	(2,872)	(348,155)
Net earnings attributable to noncontrolling interests	(255)	(278)

Comprehensive loss attributable to Kirby	$(3,127)	$(348,433)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash flows from operating activities:
Net loss	$(3,120)	$(346,963)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	54,890	55,786
Benefit for deferred income taxes	(533)	(35,242)
Impairments and other charges	—	561,274
Amortization of unearned share-based compensation	5,722	5,331
Amortization of major maintenance costs	8,360	7,103
Other	(1,138)	112
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	38,377	(175,900)
Net cash provided by operating activities	102,558	71,501

Cash flows from investing activities:
Capital expenditures	(14,052)	(49,225)
Acquisitions of businesses and marine equipment	—	(60,422)
Proceeds from disposition of assets	4,754	3,993
Net cash used in investing activities	(9,298)	(105,654)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(119,606)	485,001
Payments on long-term debt	—	(150,000)
Proceeds from exercise of stock options	411	353
Payments related to tax withholding for share-based compensation	(2,045)	(3,165)
Return of investment to noncontrolling interest	(25)	(202)
Net cash provided by (used in) financing activities	(121,265)	331,987
Increase (decrease) in cash and cash equivalents	(28,005)	297,834

Cash and cash equivalents, beginning of year	80,338	24,737
Cash and cash equivalents, end of period	$52,333	$322,571

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$18,732	$21,734
Income taxes refunded	$(117,659)	$(160)
Operating cash outflow from operating leases	$10,688	$9,738
Non-cash investing activity:
Capital expenditures included in accounts payable	$(7,207)	$(2,707)
Right-of-use assets obtained in exchange for lease obligations	$6,219	$4,677

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	19	—	—	8	392	—	411
Issuance of stock for equity awards, net of forfeitures	—	—	(4,461)	—	—	81	4,461	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(2,045)	—	(2,045)
Amortization of unearned share-based compensation	—	—	5,722	—	—	—	—	—	5,722
Total comprehensive loss, net of taxes	—	—	—	248	(3,375)	—	—	255	(2,872)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2021	65,472	$6,547	$846,259	$(61,204)	$2,590,018	(5,384)	$(296,353)	$3,477	$3,088,744

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(3,377)	—	—	61	3,377	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(38)	(3,165)	—	(3,165)
Amortization of unearned share-based compensation	—	—	5,331	—	—	—	—	—	5,331
Total comprehensive loss, net of taxes	—	—	—	(1,192)	(347,241)	—	—	278	(348,155)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at March 31, 2020	65,472	$6,547	$837,879	$(38,991)	$2,518,698	(5,475)	$(301,424)	$3,045	$3,025,754

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain reclassifications have been made to reflect the current presentation of financial information.

Accounting Standard Adoption

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The Company adopted ASU 2019-12 on January 1, 2021.  There was no material impact on the Company’s financial statements or disclosures upon adoption of ASU 2019-12.

(2)	Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended March 31,
	2021	2020
Marine transportation segment:
Inland transportation	$224,451	$318,565
Coastal transportation	76,500	84,692
	$300,951	$403,257
Distribution and services segment:
Commercial and industrial	$132,908	$161,991
Oil and gas	62,991	78,678
	$195,899	$240,669

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the three months ended March 31, 2021 and 2020 that were included in the opening contract liability balances were $30,753,000 and $32,386,000, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets.  The Company did not have any contract assets at March 31, 2021 or December 31, 2020. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(3)	Segment Data

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $4,903,000 and $10,286,000 for the three months ended March 31, 2021 and 2020, respectively, as well as the related intersegment profit of $490,000 and $1,029,000 for the three months ending March 31, 2021 and 2020, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Marine transportation	$300,951	$403,257
Distribution and services	195,899	240,669
	$496,850	$643,926
Segment profit (loss):
Marine transportation	$1,940	$50,716
Distribution and services	2,911	3,718
Other	(8,862)	(574,206)
	$(4,011)	$(519,772)

	March 31, 2021	December 31, 2020
Total assets:
Marine transportation	$4,742,604	$4,760,449
Distribution and services	833,794	805,831
Other	211,688	357,894
	$5,788,086	$5,924,174

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended March 31,
	2021	2020
General corporate expenses	$(3,820)	$(3,348)
Gain on disposition of assets	2,133	492
Impairments and other charges	—	(561,274)
Interest expense	(10,966)	(12,799)
Other income	3,791	2,723
	$(8,862)	$(574,206)

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2021	December 31, 2020
General corporate assets	$209,971	$355,205
Investment in affiliates	1,717	2,689
	$211,688	$357,894

(4)	Long-Term Debt

The following table presents the carrying value and fair value of debt outstanding (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility (a)	$130,000	$130,000	$250,000	$250,000
Term Loan (a)	375,000	375,000	375,000	375,000
3.29% senior notes due February 27, 2023	350,000	360,344	350,000	364,538
4.2% senior notes due March 1, 2028	500,000	546,957	500,000	581,115
Credit line due June 30, 2021	—	—	—	—
Bank notes payable	434	434	40	40
	1,355,434	1,412,735	1,475,040	1,570,693
Unamortized debt discounts and issuance costs	(6,096)	—	(6,454)	—
	$1,349,338	$1,412,735	$1,468,586	$1,570,693

(a)	Variable interest rate of 1.5% at both March 31, 2021 and December 31, 2020.

The fair value of debt outstanding was determined using inputs characteristic of a Level 2 fair value measurement.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Borrowings on bank credit facilities	$1,107	$582,017
Payments on bank credit facilities	(120,713)	(97,016)
	$(119,606)	$485,001

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $714,937,000 as of March 31, 2021.

Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of March 31, 2021.

(5)	Leases

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases.  The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, allocating between lease and non-lease components, and determining the incremental borrowing rates. Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheet and related lease expense is recognized on a straight-line basis over the lease term.  The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels for which the Company estimates approximately 70% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31,	December 31,
	2021	2020
2021	$30,948	$40,224
2022	34,976	33,543
2023	29,465	28,012
2024	24,032	23,578
2025	21,606	21,261
Thereafter	97,885	96,491
Total lease payments	238,912	243,109
Less: imputed interest	(45,057)	(46,863)
Operating lease liabilities	$193,855	$196,246

The following table summarizes lease costs (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$10,392	$9,041
Variable lease cost	709	152
Short-term lease cost	3,053	8,277
Sublease income	(274)	(244)
	$13,880	$17,226

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31,	December 31,
	2021	2020
Weighted average discount rate	4.1%	4.1%
Weighted average remaining lease term	10 years	10 years

(6)	Impairments and Other Charges

During the 2020 first quarter, Kirby’s market capitalization declined significantly compared to the 2019 fourth quarter.  Over the same period, the overall United States stock market also declined significantly amid market volatility. In addition, as a result of uncertainty surrounding the outbreak of COVID-19 and a sharp decline in oil prices during the 2020 first quarter, many of the Company’s oil and gas customers responded by quickly cutting 2020 capital spending budgets and activity levels quickly declined.  Lower activity levels resulted in a decline in drilling activity, resulting in lower demand for new and remanufactured oilfield equipment and related parts and service in the distribution and services segment.  As a result, the Company concluded that a triggering event had occurred and performed interim quantitative impairment tests as of March 31, 2020 for certain of the distribution and services segment’s long-lived assets and goodwill.

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

(7)	Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Compensation cost	$5,722	$5,331
Income tax benefit	$1,272	$1,262

On March 1, 2021, subject to stockholder approval, the Board of Directors approved amendments to the Company’s 2005 Stock and Incentive Plan (the “Plan”) to, among other things, add 1,400,000 shares of availability.  The amendment to the Plan was subsequently approved at the Annual Meeting of Stockholders on April 27, 2021.  At March 31, 2021, there were 825,447 shares available for future grants under the Plan.  After reflecting stockholder approval of the amendment to the Plan on April 27, 2021, as of such date there were 2,225,447 shares available for future grants under the Plan.

During the three months ended March 31, 2021, the Company granted 309,506 restricted stock units (“RSUs”) to selected officers and other key employees under the Plan, the majority of which vest ratably over five years.

During May 2021, the Company granted 27,120 shares of restricted stock to nonemployee directors of the Company under the director stock award plan.  The restricted stock vests six months after the date of grant except that restricted stock granted in lieu of cash director fees vests in equal quarterly increments through March 31, 2022.

(8)	Taxes on Income

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic.  One provision of the CARES Act allowed net operating losses generated in 2018 through 2020 to be carried back up to five years.  Pursuant to this provision of the CARES Act, the Company recorded a net federal current benefit for taxes on income for the three months ended March 31, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017. Net operating losses carried back to tax years 2013 through 2017 were applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at March 31, 2020. Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $50,824,000 during the three months ended March 31, 2020.

At March 31, 2021 and December 31, 2020, the Company had a federal income tax receivable of $70,528,000 and $188,177,000, respectively, included in Accounts Receivable – Other on the balance sheets.  During the three months ended March 31, 2021, the Company received a tax refund of $119,493,000, including accrued interest, for its 2019 federal tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017.

Loss before taxes on income and details of the benefit for taxes on income were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Loss before taxes on income:
United States	$(3,619)	$(519,489)
Foreign	(392)	(283)
	$(4,011)	$(519,772)
Provision (benefit) for taxes on income:
U.S. Federal:
Current	$—	$(137,696)
Deferred	(603)	(23,443)
U.S. State and local:
Current	(358)	82
Deferred	70	(11,799)
Foreign - current	—	47
	$(891)	$(172,809)

(9)	Earnings Per Share

The following table presents the components of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Loss attributable to Kirby common stockholders – basic and diluted	$(3,375)	$(347,241)

Shares outstanding:
Weighted average common stock issued and outstanding	60,074	59,983
Weighted average unvested restricted stock	(58)	(100)
Weighted average common stock outstanding – basic and diluted	60,016	59,883

Net loss per share attributable to Kirby common stockholders:
Basic	$(0.06)	$(5.80)
Diluted	$(0.06)	$(5.80)

Certain outstanding options to purchase approximately 572,000 and 681,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2021 and 2020, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 7,000 and 344,000 shares of common stock were also excluded in the computation of diluted earnings per share as of March 31, 2021 and 2020, respectively, as such RSUs would have been antidilutive.

(10)	Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$259,319	$255,491
Work in process	67,156	54,184
	$326,475	$309,675

(11)	Retirement Plans

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2021.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants.  The Company made a contribution of $479,000 to the Higman pension plan during the three months ended March 31, 2021. The Company does not expect to make any additional contributions during 2021.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$1,927	$1,917	$—	$—
Interest cost	3,584	3,890	8	10
Expected return on plan assets	(6,574)	(6,188)	—	—
Amortization of actuarial loss	1,098	232	10	9
Net periodic benefit cost	$35	$(149)	$18	$19

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit cost:
Interest cost	$4	$6
Amortization of actuarial gain	(113)	(131)
Net periodic benefit cost	$(109)	$(125)

(12)	Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2021			2020
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$995	$(250)	$745	$110	$(28)	$82
Foreign currency translation	(497)	—	(497)	(1,274)	—	(1,274)
Total	$498	$(250)	$248	$(1,164)	$(28)	$(1,192)

(a)	Actuarial gains/(losses) are amortized into other income (expense). (See Note 11, Retirement Plans)

(13)	Contingencies and Commitments

On May 10, 2019, two tank barges and a towboat, the M/V Voyager, owned and operated by Kirby Inland Marine, LP (“Kirby Inland Marine”), a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision penetrated the hull of the Kirby 30015T causing its cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in the U.S. District Court of the Southern District of Texas - Galveston Division seeking limitation of liability and asserting that the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law. Multiple claimants have filed claims in the limitation seeking damages under the Oil Pollution Act of 1990. The court bifurcated the matter into two trials, the first to determine liability amongst the parties and the second to assess damages. The liability trial was conducted during the week of February 2, 2021 and the parties are waiting for the court to render its decision.  The NTSB recently issued a report dated March 10, 2021 of its investigation of the incident. The NTSB determined that the probable cause of the collision was the Genesis River pilot’s decision to transit at sea speed, out of maneuvering mode, which increased the hydrodynamic effects of the channel banks, reduced his ability to maintain control of the vessel after meeting another deep-draft vessel, and resulted in the Genesis River’s sheering across the channel toward the tow.  Among the NTSB’s conclusions, it found that the actions of the M/V Voyager relief captain to attempt to avoid the collision by crossing the channel were reasonable, given the information available to him at the time he had to make the decision to maneuver. The Company has various insurance policies covering liabilities including pollution, marine and general liability and believes that it has satisfactory insurance coverage for the potential liabilities arising from the incident. The Company believes its accrual of such estimated liability is adequate for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,522,000 at March 31, 2021, including $13,878,000 in letters of credit and $9,644,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties.  Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.   For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of Management’s Discussion, all net loss per share attributable to Kirby common stockholders are “diluted loss per share.” The weighted average number of common shares applicable to diluted loss per share for the three months ended March 31, 2021 and 2020 were 60,016,000 and 59,883,000, respectively.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, coastwise along all three United States coasts, and in Alaska and Hawaii. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based oilfield service customers.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Total revenues	$496,850	$643,926
Net loss attributable to Kirby	$(3,375)	$(347,241)
Net loss per share attributable to Kirby common stockholders – diluted	$(0.06)	$(5.80)
Net cash provided by operating activities	$102,558	$71,501
Capital expenditures	$14,052	$49,225

The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 6, Impairments and Other Charges in the financial statements for additional information.  In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017.  See Note 8, Taxes on Income in the financial statements for additional information

Cash provided by operating activities increased primarily due to the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return.  For the 2021 first quarter, capital expenditures of $14,052,000 included $10,990,000 in the marine transportation segment and $3,062,000 in distribution and services and corporate, more fully described under cash flow and capital expenditures below.

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

The Company’s debt-to-capitalization ratio decreased to 30.4% at March 31, 2021 from 32.2% at December 31, 2020, primarily due to repayments under the Revolving Credit Facility in the 2021 first quarter and an increase in total equity, primarily due to the amortization of unearned share-based compensation for the 2021 first quarter of $5,722,000, partially offset by net loss attributable to Kirby of $3,375,000 and tax withholdings of $2,045,000 on restricted stock and RSU vestings. The Company’s debt outstanding as of March 31, 2021 and December 31, 2020 is detailed in Long-Term Financing below.

Marine Transportation

For the 2021 first quarter, the Company’s marine transportation segment generated 61% of the Company’s revenue. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	March 31,
	2021	2020
Inland tank barges:
Owned	1,008	1,041
Leased	49	24
Total	1,057	1,065
Barrel capacity (in millions)	23.7	23.7

Inland towboats (quarter average):
Owned	216	234
Chartered	25	77
Total	241	311

Costal tank barges:
Owned	43	47
Leased	1	2
Total	44	49
Barrel capacity (in millions)	4.2	4.7

Coastal tugboats:
Owned	39	42
Chartered	3	5
Total	42	47

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

During the 2021 first quarter, the Company retired seven inland tank barges and returned two leased barges.  The net result was a decrease of nine inland tank barges and approximately 354,000 barrels of capacity during the 2021 first quarter.

The Company’s marine transportation segment’s revenues for the 2021 first quarter decreased 25% and operating income decreased 96% compared with the 2020 first quarter revenues and operating income. The decreases were primarily due to reduced barge utilization in the inland and coastal markets as well as reduced term and spot pricing in the inland market, partially offset by the addition of the Savage Inland Marine, LLC (“Savage”) fleet acquired on April 1, 2020.  The 2021 first quarter was also heavily impacted by Winter Storm Uri which shutdown many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the quarter.  The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter.  For the 2021 and 2020 first quarters, the inland tank barge fleet contributed 75% and 79%, respectively, and the coastal fleet contributed 25% and 21%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter compared with the low to mid-90% range during the 2020 first quarter.  The 2021 first quarter continued to be impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown as well as the impact of reduced volumes as a result of Winter Storm Uri.  The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter compared with the low to mid-80% range in the 2020 first quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry in 2021 and 2020.

During the 2021 and 2020 first quarters, approximately 65% and 60%, respectively, of marine transportation’s inland revenues were under term contracts and 35% and 40%, respectively, were spot contract revenues. Inland time charters during the 2021 first quarter represented 61% of the inland revenues under term contracts compared with 65% in the 2020 first quarter.  During the 2021 and 2020 first quarters, approximately 80% and 85%, respectively, of the coastal revenues were under term contracts and 20% and 15%, respectively, were spot contract revenues. Coastal time charters represented approximately 85% and 90% of coastal revenues under term contracts during the 2021 and 2020 first quarters, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three Months Ended
March 31, 2021
Inland market:
Term decrease	(7)% – (9)%
Spot decrease	(25)% – (30)%

Coastal market (a):
Term increase (decrease)	No change
Spot increase (decrease)	No change

(a)	Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2021, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

The marine transportation segment operating margin was 0.6% for the 2021 first quarter compared with 12.6% for the 2020 first quarter.

Distribution and Services

The Company, through its distribution and services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears and related equipment used in oilfield services, marine, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, industrial compressors, railcar movers, and high capacity lift trucks for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, for land-based oilfield service customers.

For the 2021 first quarter, the distribution and services segment generated 39% of the Company’s revenue, of which 89% was generated from service and parts and 11% from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway, and other industrial markets.

Distribution and services revenues for the 2021 first quarter decreased 19% and operating income decreased 22% compared with the 2020 first quarter revenue and operating income. In the commercial and industrial market, the decreases were primarily attributable to reduced economic activity as a result of the COVID-19 pandemic resulting in lower business levels in the on-highway and power generation businesses.  The marine repair business was also down compared to the 2020 first quarter due to reduced major engine overhaul activity.  The commercial and industrial market was also impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S.  For the 2021 first quarter, the commercial and industrial market contributed 68% of the distribution and services revenues.

In the oil and gas market, revenues and operating income decreased compared to the 2020 first quarter due to reduced oilfield activity which resulted in lower customer demand for new and overhauled engines, transmissions, parts, and service.  The manufacturing business also experienced reduced deliveries of new and remanufactured pressure pumping equipment.  The oil and gas market was also impacted by Winter Storm Uri with reduced activity levels at many locations across Texas and Oklahoma.  For the 2021 first quarter, the oil and gas market contributed 32% of the distribution and services revenues.

The distribution and services segment operating margin for both the 2021 and 2020 first quarters was 1.5%.

Outlook

While there remains uncertainty around the full impact of the COVID-19 pandemic, the Company expects a modest improvement during the 2021 second quarter as activity continues to build with more meaningful improvements in utilization levels in the second half of 2021.  In the 2021 second quarter, the Company expects market conditions and barge utilization in the inland market to improve which should help boost spot market pricing in the coming months as pricing typically improves with barge utilization.  In distribution and services, the Company anticipates increased activity across much of the segment, yielding higher revenues and improved operating margins.  Overall, the Company anticipates a return to profitability during the 2021 second quarter.

In the inland marine transportation market, barge utilization in April has improved to over 80% and is expected to increase further as the economy recovers and refineries and chemical plants return to full operations following Winter Storm Uri.  In the second half of 2021, the Company anticipates barge utilization to improve into the high 80% to low 90% range which should lead to a more positive pricing environment in the coming months.  In the 2021 second quarter, inland revenues and operating margin are expected to sequentially improve primarily due to increasing barge utilization and more favorable weather conditions.  However, certain costs, including maintenance, horsepower, and labor are expected to increase in the second quarter as operations ramp up to meet demand.  During the balance of 2021 and into 2022, term contracts that renewed lower during 2020 and the 2021 first quarter will gradually reset.  Anticipated improvements in the spot market, which currently represents approximately 35% of inland revenue, will contribute to more meaningful increases in revenues and operating margins in the second half of the year.

As of March 31, 2021, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 260 of those over 40 years old. The Company estimates that approximately 35 to 40 new tank barges have been ordered for delivery in 2021 and many older tank barges, including an expected 25 by the Company, will be retired, dependent on 2021 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide.  The extent of the retirements is dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, weak market conditions and limited spot demand are expected to continue in the second quarter.  The Company expects coastal barge utilization to remain in the mid-70% range with revenues and operating margins similar to the 2021 first quarter.  In the second half of 2021, coastal barge utilization and operating results are expected to improve as demand for refined products grows and potential infrastructure spending increases demand for asphalt.

As of March 31, 2021, the Company estimated there were approximately 280 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced small specialized coastal ATB in the 195,000 barrels or less category that was delivered in the 2021 first quarter with no further coastal barges currently under construction.

The results of the distribution and services segment are largely influenced by the cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.  An improving economy and increased activity in the oilfield are expected to contribute to sequential improvement in revenue and operating income in the 2021 second quarter and full year.  In the commercial and industrial market, revenues are expected to benefit from improving economic conditions as well as from growth in the on-highway market, due in part to the Company’s new online parts sales platform which was launched in 2020.  However, these gains are expected to be partially offset by lower sales of new marine engines which remained strong throughout 2020.

In the distribution and services oil and gas market, higher commodity prices and increasing well completions activity are expected to contribute to improved demand for new transmissions, service, and parts.  Additionally, a heightened focus on sustainability across the energy sector and industrial complex is expected to result in additional deliveries of environmentally friendly equipment throughout the remainder of the year.  Overall, full year distribution and services revenues are expected to significantly increase with positive operating margins in the low to mid-single digits for the full year.

While the COVID-19 pandemic has adversely impacted the Company’s business, to date, it has not materially adversely impacted its ability to conduct its operations in either business segment.  The Company has maintained business continuity and expects to continue to do so.

Results of Operations

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three Months Ended March 31,
	2021	%	2020	%
Marine transportation	$300,951	61%	$403,257	63%
Distribution and services	195,899	39	240,669	37
	$496,850	100%	$643,926	100%

Marine Transportation

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Marine transportation revenues	$300,951	$403,257	(25)%

Costs and expenses:
Costs of sales and operating expenses	214,125	265,895	(19)
Selling, general and administrative	30,578	31,924	(4)
Taxes, other than on income	6,729	9,423	(29)
Depreciation and amortization	47,579	45,299	5
	299,011	352,541	(15)
Operating income	$1,940	$50,716	(96)%
Operating margin	0.6%	12.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:
Markets Serviced	2021 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70%, Consumer durables — 30%

Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction

Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization

Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenues for the 2021 first quarter decreased 25% and operating income decreased 96% compared with the 2020 first quarter revenues and operating income. The decreases were primarily due to reduced barge utilization in the inland and coastal markets as well as reduced term and spot pricing in the inland market, partially offset by the addition of the Savage fleet acquired on April 1, 2020.  The 2021 first quarter was also heavily impacted by Winter Storm Uri which shutdown many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the quarter.  The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter.  For the 2021 and 2020 first quarters, the inland tank barge fleet contributed 75% and 79%, respectively, and the coastal fleet contributed 25% and 21%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter compared with the low to mid-90% range during the 2020 first quarter.  The 2021 first quarter continued to be impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown as well as the impact of reduced volumes as a result of Winter Storm Uri.  The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers.  In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter compared with the low to mid-80% range in the 2020 first quarter.  Utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry in 2021 and 2020.

The petrochemical market, the Company’s largest market, contributed 50% of marine transportation revenues for the 2021 first quarter, reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic.  During the 2021 first quarter, as much as 80% of U.S. chemical plant capacity was offline at the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues.

The black oil market, which contributed 26% of marine transportation revenues for the 2021 first quarter, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic.  During the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues.  During the 2021 first quarter, the Company continued to transport crude oil and natural gas condensate produced from the Permian Basin as well as reduced volumes from the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of marine transportation revenues for the 2021 first quarter reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic.  In addition, during the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues.

The agricultural chemical market, which contributed 4% of marine transportation revenues for the 2021 first quarter, saw modest reductions in demand for transportation of both domestically produced and imported products during the quarter, primarily due to reduced demand associated with the COVID-19 pandemic.

For the 2021 first quarter, the inland operations incurred 2,854 delay days, 36% fewer than the 4,490 delay days that occurred during the 2020 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors.  Delay days for the 2021 and 2020 first quarters reflected poor operating conditions due to heavy wind and fog along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects.  The decrease in delay days in the 2021 first quarter also reflects reduced volumes and barge utilization compared to the 2020 first quarter.

During the 2021 and 2020 first quarters, approximately 65% and 60%, respectively, of marine transportation’s inland revenues were under term contracts and 35% and 40%, respectively, were spot contract revenues. Inland time charters during the 2021 first quarter represented 61% of the inland revenues under term contracts compared with 65% in the 2020 first quarter.  During the 2021 and 2020 first quarters, approximately 80% and 85%, respectively, of the coastal revenues were under term contracts and 20% and 15%, respectively, were spot contract revenues. Coastal time charters represented approximately 85% and 90% of coastal revenues under term contracts during the 2021 and 2020 first quarters, respectively.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three Months Ended
March 31, 2021
Inland market:
Term decrease	(7)% – (9)%
Spot decrease	(25)% – (30)%

Coastal market (a):
Term increase (decrease)	No change
Spot increase (decrease)	No change

(a)	Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2021, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2021 first quarter decreased 15% compared with the 2020 first quarter. Costs of sales and operating expenses for the 2021 first quarter decreased 19% compared with the 2020 first quarter, primarily due to cost reductions across the segment, including a reduction in towboats during the 2020 last nine months and the 2021 first quarter and a reduction in maintenance expenses, partially offset by the addition of the Savage fleet in April 2020.

The inland marine transportation fleet operated an average of 241 towboats during the 2021 first quarter, of which an average of 25 were chartered, compared with 311 during the 2020 first quarter, of which an average of 77 were chartered. The decrease was primarily due to chartered towboats released during the 2020 last nine months and the 2021 first quarter, partially offset by the addition of inland towboats with the Savage acquisition in April 2020.  Generally, as demand or anticipated demand increases or decreases, as new tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2021 first quarter, the inland operations consumed 10.8 million gallons of diesel fuel compared to 12.6 million gallons consumed during the 2020 first quarter. The average price per gallon of diesel fuel consumed during the 2021 first quarter was $1.65 per gallon compared with $2.00 per gallon for the 2020 first quarter. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2021 first quarter decreased 4% compared with the 2020 first quarter.  The decrease is primarily due to cost reduction initiatives throughout the organization as a result of reduced business activity levels due to the COVID-19 pandemic.

Taxes, other than on income, for the 2021 first quarter decreased 29% compared with the 2020 first quarter, primarily due to lower waterway use taxes and property taxes on marine transportation equipment.

Depreciation and amortization for the 2021 first quarter increased 5% compared to the 2020 first quarter.  The increase is primarily due to the acquisition of the Savage fleet in April 2020.

Marine Transportation Operating Income and Operating Margin

Marine transportation operating income for the 2021 first quarter decreased 96% compared with the 2020 first quarter. The 2021 first quarter operating margin was 0.6% compared with 12.6% for the 2020 first quarter. The decreases in operating income and operating margin were primarily due to reduced barge utilization in the inland and coastal markets as well as decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic as well as the impact of reduced volumes as a result of Winter Storm Uri, partially offset by cost reductions throughout the organization, including chartered towboats released during the 2020 last nine months and the 2021 first quarter.

Distribution and Services

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Distribution and services	$195,899	$240,669	(19)%

Costs and expenses:
Costs of sales and operating expenses	149,127	187,673	(21)
Selling, general and administrative	36,488	37,972	(4)
Taxes, other than on income	1,492	1,970	(24)
Depreciation and amortization	5,881	9,336	(37)
	192,988	236,951	(19)
Operating income	$2,911	$3,718	(22)%
Operating margin	1.5%	1.5%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution, and the customers for each market:

Markets Serviced	2021 First Quarter Revenue Distribution	Customers
Commercial and Industrial	68%
Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations

Oil and Gas	32%	Oilfield Services, Oil and Gas Operators and Producers

Distribution and services revenues for the 2021 first quarter decreased 19% and operating income decreased 22% compared with the 2020 first quarter revenue and operating income. In the commercial and industrial market, the decreases were primarily attributable to reduced economic activity as a result of the COVID-19 pandemic resulting in lower business levels in the on-highway and power generation businesses.  The marine repair business was also down compared to the 2020 first quarter due to reduced major engine overhaul activity.  The commercial and industrial market was also impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S.  For the 2021 first quarter, the commercial and industrial market contributed 68% of distribution and services revenues.

In the oil and gas market, revenues and operating income decreased compared to the 2020 first quarter due to reduced oilfield activity which resulted in lower customer demand for new and overhauled engines, transmissions, parts, and service.  The manufacturing business also experienced reduced deliveries of new and remanufactured pressure pumping equipment.  The oil and gas market was also impacted by Winter Storm Uri with reduced activity levels at many locations across Texas and Oklahoma.  For the 2021 first quarter, the oil and gas market contributed 32% of distribution and services revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2021 first quarter decreased 19% compared with the 2020 first quarter. Costs of sales and operating expenses for the 2021 first quarter decreased 21%, compared with the 2020 first quarter, reflecting lower demand for new and overhauled transmissions and related parts and service and reduced demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for the 2021 first quarter decreased 4% compared to the 2020 first quarter.  The decrease was primarily due to cost reduction initiatives throughout the organization as a result of reduced business activity levels due to the COVID-19 pandemic.

Depreciation and amortization for the 2021 first quarter decreased 37% compared to the 2020 first quarter.  The decrease was primarily due to lower amortization of intangible assets other than goodwill, which were impaired during the 2020 first quarter.

Distribution and Services Operating Income and Operating Margin

Operating income for the distribution and services segment for the 2021 first quarter decreased 22% compared with the 2020 first quarter. The operating margin for both the 2021 and 2020 first quarters was 1.5%.  The results reflect lower business levels in both the commercial and industrial and oil and gas markets, partially offset by lower costs and expenses.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $2,133,000 for the 2021 first quarter compared with $492,000 for the 2020 first quarter. The net gains were primarily from sales of marine equipment.

Other Income and Expenses

The following table sets forth impairments and other charges, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Impairments and other charges	$—	$(561,274)	(100)%
Other income	$3,791	$2,723	39%
Noncontrolling interests	$(255)	$(278)	(8)%
Interest expense	$(10,966)	$(12,799)	(14)%

Impairments and Other Charges

Impairments and other charges in the 2020 first quarter includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.  See Note 6, Impairments and Other Charges in the financial statements for additional information.

Other Income

Other income for the 2021 and 2020 first quarters includes income of $1,983,000 and $2,172,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.  Other income for the 2021 first quarter also includes interest income from the Company’s 2019 federal income tax refund received in February 2021.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Average debt	$1,417,127	$1,442,032
Average interest rate	3.1%	3.5%

Interest expense for the 2021 first quarter decreased 14% compared with the 2020 first quarter primarily due to a lower average interest rate and lower average debt outstanding as a result of debt repayments since the 2020 first quarter.  There was no capitalized interest excluded from interest expense during the 2021 or 2020 first quarters.

Benefit for Taxes on Income

During the 2020 first quarter, pursuant to provisions of the CARES Act, net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017.  Net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% in effect at March 31, 2020.  The Company generated an effective tax rate benefit in the 2020 first quarter as a result of such carrybacks.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2021	December 31, 2020	% Change
Assets:
Current assets	$958,517	$1,047,971	(9)%
Property and equipment, net	3,881,273	3,917,070	(1)
Operating lease right-of-use assets	172,198	174,317	(1)
Goodwill	657,800	657,800	—
Other intangibles, net	66,646	68,979	(3)
Other assets	51,652	58,037	(11)
	$5,788,086	$5,924,174	(2)%
Liabilities and stockholders’ equity:
Current liabilities	$453,443	$466,032	(3)%
Long-term debt, net – less current portion	1,348,904	1,468,546	(8)
Deferred income taxes	606,561	606,844	—
Operating lease liabilities – less current portion	161,133	163,496	(1)
Other long-term liabilities	129,301	131,703	(2)
Total equity	3,088,744	3,087,553	—
	$5,788,086	$5,924,174	(2)%

Current assets as of March 31, 2021 decreased 9% compared with December 31, 2020. Trade accounts receivable increased 10% primarily due to increased business activity and increased barge utilization in the marine transportation segment, primarily in March 2021, compared to the 2020 fourth quarter.  Other accounts receivable decreased 40%, primarily due to the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return.  Inventories, net increased by 5% primarily due to higher work in process related to equipment expected to be completed and shipped in the second and third quarters of 2021.

Property and equipment, net of accumulated depreciation, at March 31, 2021 decreased slightly compared with December 31, 2020.  The decrease reflected $52,846,000 of depreciation expense and $4,210,000 of property disposals during the 2021 first quarter, partially offset by $14,052,000 of capital expenditures (net of an increase in accrued capital expenditures of $7,207,000) for the 2021 first quarter, more fully described under Cash Flows and Capital Expenditures below.

Other intangibles, net, as of March 31, 2021 decreased 3% compared with December 31, 2020, primarily due to amortization during the 2021 first quarter.

Other assets as of March 31, 2021 decreased 11% compared with December 31, 2020, primarily due to amortization of drydock expenditures during the 2021 first quarter.

Current liabilities as of March 31, 2021 decreased 3% compared with December 31, 2020. Accounts payable increased 8%, primarily due to an increase in accrued capital expenditures compared to the 2020 fourth quarter. Accrued liabilities decreased 12% primarily from payment during the 2021 first quarter of employee incentive compensation bonuses and property taxes, each accrued during 2020.

Long-term debt, net – less current portion, as of March 31, 2021 decreased 8% compared with December 31, 2020, primarily reflecting repayments of $120,000,000 under the Revolving Credit Facility.  Net debt discount and deferred issuance costs were $6,096,000 at March 31, 2021 and $6,454,000 at December 31, 2020.

Other long-term liabilities as of March 31, 2021 decreased 2% compared with December 31, 2020. The decrease was primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of March 31, 2021 increased slightly compared with December 31, 2020. The increase was primarily the result of additional paid-in capital due to amortization of unearned share-based compensation of $5,722,000, partially offset by a net loss attributable to Kirby of $3,375,000 for the 2021 first quarter and tax withholdings of $2,045,000 on restricted stock and RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2021	December 31, 2020
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$130,000	$250,000
Term Loan due March 27, 2024 (a)	375,000	375,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2021	—	—
Bank notes payable	434	40
	1,355,434	1,475,040
Unamortized debt discount and issuance costs	(6,096)	(6,454)
	$1,349,338	$1,468,586

(a)	Variable interest rate of 1.5% at both March 31, 2021 and December 31, 2020.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024.  The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024.  The Term Loan is prepayable, in whole or in part, without penalty.  The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $714,937,000 as of March 31, 2021.

Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of March 31, 2021.

As of March 31, 2021, the Company was in compliance with all covenants under its debt instruments.  For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash Flow and Capital Expenditures

The Company generated favorable operating cash flows during the 2021 first quarter with net cash provided by operating activities of $102,558,000 compared with $71,501,000 for the 2020 first quarter, a 43% increase. The increase was primarily due to the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return, reduced incentive compensation payouts in the 2021 first quarter compared to the 2020 first quarter, and the Savage acquisition in April 2020, partially offset by decreased revenues and operating income, primarily in the marine transportation segment.  Decreases in marine transportation segment revenues and operating income were driven by decreased barge utilization in the inland and coastal markets and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic.  The increase in cash flows was also partially offset by and an increase in inventories in the 2021 first quarter compared to a decrease in inventories in the 2020 first quarter.  During the 2021 and 2020 first quarters, the Company generated cash of $4,754,000 and $3,993,000, respectively, from proceeds from the disposition of assets, and $411,000 and $353,000, respectively, from proceeds from the exercise of stock options.

For the 2021 first quarter, cash generated was used for capital expenditures of $14,052,000 (net of an increase in accrued capital expenditures of $7,207,000), including $1,169,000 for inland towboat construction and $12,883,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2021 first quarter. As of May 6, 2021, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 6, 2021, the Company also had cash equivalents of $64,675,000, availability of $724,937,000 under its Revolving Credit Facility, and $8,701,000 available under its credit line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its Credit Agreement.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities, and available financing arrangements.

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of March 31, 2021, the Company had $714,937,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023 and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly installments, currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2021. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,522,000 at March 31, 2021, including $13,878,000 in letters of credit and $9,644,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 1% increase in variable interest rates would impact the 2021 interest expense by $6,250,000 based on balances outstanding at December 31, 2020, and would change the fair value of the Company’s debt by approximately 3%.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2021, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1†	–
Incentive and Retention Award Agreement of David W. Grzebinski dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.2†	–
Incentive and Retention Award Agreement of Christian G. O’Neil dated February 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.3†	–
Incentive and Retention Award Agreement of Joseph H. Reniers dated February 25, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.4†	–	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).
10.5†	–	2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).
31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ WILLIAM G. HARVEY
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: May 7, 2021