Form 10-Q
period 2021-06-30
KIRBY CORP
filed 2021-08-05
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number: 1-7615

KIRBY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	74-1884980 (I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)

55 Waugh Drive, Suite 1000 Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

713-435-1000

(Registrant’s telephone number, including area code)

No Change

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KEX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2021, 60,109,000 shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,052	$80,338
Accounts receivable:
Trade – less allowance for doubtful accounts	352,372	315,283
Other	165,478	284,899
Inventories – net	325,545	309,675
Prepaid expenses and other current assets	66,696	57,776
Total current assets	963,143	1,047,971

Property and equipment	5,593,651	5,615,400
Accumulated depreciation	(1,730,845)	(1,698,330)
Property and equipment – net	3,862,806	3,917,070

Operating lease right-of-use assets	164,911	174,317
Goodwill	657,800	657,800
Other intangibles, net	64,397	68,979
Other assets	54,758	58,037
Total assets	$5,767,815	$5,924,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$1,417	$40
Income taxes payable	497	474
Accounts payable	188,724	162,507
Accrued liabilities	231,603	224,855
Current portion of operating lease liabilities	31,963	32,750
Deferred revenues	44,018	45,406
Total current liabilities	498,222	466,032

Long-term debt, net – less current portion	1,274,262	1,468,546
Deferred income taxes	612,682	606,844
Operating lease liabilities – less current portion	153,457	163,496
Other long-term liabilities	123,863	131,703
Total long-term liabilities	2,164,264	2,370,589

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	848,081	844,979
Accumulated other comprehensive income – net	(57,683)	(61,452)
Retained earnings	2,600,208	2,593,393
Treasury stock – at cost, 5,366,000 shares at June 30, 2021 and 5,434,000 at December 31, 2020	(295,463)	(299,161)
Total Kirby stockholders’ equity	3,101,690	3,084,306
Noncontrolling interests	3,639	3,247
Total equity	3,105,329	3,087,553
Total liabilities and equity	$5,767,815	$5,924,174

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$332,887	$380,987	$633,838	$784,244
Distribution and services	226,737	160,172	422,636	400,841
Total revenues	559,624	541,159	1,056,474	1,185,085

Costs and expenses:
Costs of sales and operating expenses	409,479	373,539	772,519	827,107
Selling, general and administrative	62,740	65,612	132,369	137,692
Taxes, other than on income	10,364	13,065	18,624	24,471
Depreciation and amortization	55,132	54,502	110,022	110,288
Impairments and other charges	—	—	—	561,274
(Gain) loss on disposition of assets	(2,119)	189	(4,252)	(303)
Total costs and expenses	535,596	506,907	1,029,282	1,660,529

Operating income (loss)	24,028	34,252	27,192	(475,444)
Other income	2,523	2,290	6,314	5,013
Interest expense	(10,706)	(12,708)	(21,672)	(25,507)

Earnings (loss) before taxes on income	15,845	23,834	11,834	(495,938)
(Provision) benefit for taxes on income	(5,493)	1,429	(4,602)	174,238

Net earnings (loss)	10,352	25,263	7,232	(321,700)
Less: Net earnings attributable to noncontrolling interests	(162)	(261)	(417)	(539)

Net earnings (loss) attributable to Kirby	$10,190	$25,002	$6,815	$(322,239)

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.17	$0.42	$0.11	$(5.38)
Diluted	$0.17	$0.42	$0.11	$(5.38)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net earnings (loss)	$10,352	$25,263	$7,232	$(321,700)

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	3,607	(2,477)	4,352	(2,395)
Foreign currency translation adjustments	(86)	351	(583)	(923)
Total other comprehensive income (loss), net of taxes	3,521	(2,126)	3,769	(3,318)

Total comprehensive income (loss), net of taxes	13,873	23,137	11,001	(325,018)
Net earnings attributable to noncontrolling interests	(162)	(261)	(417)	(539)

Comprehensive income (loss) attributable to Kirby	$13,711	$22,876	$10,584	$(325,557)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$7,232	$(321,700)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	110,022	110,288
Provision (benefit) for deferred income taxes	4,380	(18,588)
Impairments and other charges	—	561,274
Amortization of unearned share-based compensation	9,148	8,652
Amortization of major maintenance costs	17,082	14,473
Other	(4,309)	3,513
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	54,263	(115,768)
Net cash provided by operating activities	197,818	242,144

Cash flows from investing activities:
Capital expenditures	(38,369)	(92,830)
Acquisitions of businesses and marine equipment	(7,470)	(342,247)
Proceeds from disposition of assets	16,731	4,918
Net cash used in investing activities	(29,108)	(430,159)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(193,623)	424,991
Payments on long-term debt	—	(150,000)
Proceeds from exercise of stock options	505	353
Payments related to tax withholding for share-based compensation	(2,853)	(3,191)
Return of investment to noncontrolling interest	(25)	(404)
Net cash provided by (used in) financing activities	(195,996)	271,749
Increase (decrease) in cash and cash equivalents	(27,286)	83,734

Cash and cash equivalents, beginning of year	80,338	24,737
Cash and cash equivalents, end of period	$53,052	$108,471

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$20,913	$26,265
Income taxes refunded, net	$(116,451)	$(37,704)
Operating cash outflow from operating leases	$21,996	$21,323
Non-cash investing activity:
Capital expenditures included in accounts payable	$(18,401)	$4,936
Right-of-use assets obtained in exchange for lease obligations	$7,413	$38,754

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2021	65,472	$6,547	$846,259	$(61,204)	$2,590,018	(5,384)	$(296,353)	$3,477	$3,088,744
Stock option exercises	—	—	11	—	—	2	83	—	94
Issuance of stock for equity awards, net of forfeitures	—	—	(1,615)	—	—	29	1,615	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(13)	(808)	—	(808)
Amortization of unearned share-based compensation	—	—	3,426	—	—	—	—	—	3,426
Total comprehensive income, net of taxes	—	—	—	3,521	10,190	—	—	162	13,873
Balance at June 30, 2021	65,472	$6,547	$848,081	$(57,683)	$2,600,208	(5,366)	$(295,463)	$3,639	$3,105,329

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2020	65,472	$6,547	$837,879	$(38,991)	$2,518,698	(5,475)	$(301,424)	$3,045	$3,025,754
Issuance of stock for equity awards, net of forfeitures	—	—	(2,326)	—	—	42	2,326	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(26)	—	(26)
Amortization of unearned share-based compensation	—	—	3,321	—	—	—	—	—	3,321
Total comprehensive income, net of taxes	—	—	—	(2,126)	25,002	—	—	261	23,137
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at June 30, 2020	65,472	$6,547	$838,874	$(41,117)	$2,543,700	(5,434)	$(299,124)	$3,104	$3,051,984

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	30	—	—	10	475	—	505
Issuance of stock for equity awards, net of forfeitures	—	—	(6,076)	—	—	110	6,076	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(52)	(2,853)	—	(2,853)
Amortization of unearned share-based compensation	—	—	9,148	—	—	—	—	—	9,148
Total comprehensive income, net of taxes	—	—	—	3,769	6,815	—	—	417	11,001
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2021	65,472	$6,547	$848,081	$(57,683)	$2,600,208	(5,366)	$(295,463)	$3,639	$3,105,329

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(5,703)	—	—	103	5,703	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(3,191)	—	(3,191)
Amortization of unearned share-based compensation	—	—	8,652	—	—	—	—	—	8,652
Total comprehensive loss, net of taxes	—	—	—	(3,318)	(322,239)	—	—	539	(325,018)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(404)	(404)
Balance at June 30, 2020	65,472	$6,547	$838,874	$(41,117)	$2,543,700	(5,434)	$(299,124)	$3,104	$3,051,984

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

(2)      Acquisition

During the six months ended June 30, 2021, the Company purchased four inland tank barges from a leasing company for $7,470,000 in cash. The Company had been leasing the barges prior to the purchase.

(3)      Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Marine transportation segment:
Inland transportation	$253,588	$303,012	$478,039	$621,577
Coastal transportation	79,299	77,975	155,799	162,667
	$332,887	$380,987	$633,838	$784,244
Distribution and services segment:
Commercial and industrial	$140,966	$129,548	$273,874	$291,539
Oil and gas	85,771	30,624	148,762	109,302
	$226,737	$160,172	$422,636	$400,841

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the six months ended June 30, 2021 and 2020 that were included in the opening contract liability balances were $39,181,000 and $33,693,000, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at June 30, 2021 or December 31, 2020. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $7,254,000 and $12,157,000 for the three months and six months ended June 30, 2021, respectively, and $6,061,000 and $16,347,000 for the three months and six months ended June 30, 2020, respectively, as well as the related intersegment profit of $726,000 and $1,216,000 for the three months and six months ending June 30, 2021, respectively, and $606,000 and $1,635,000 for the three months and six months ended June 30, 2020, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three months ended June 30,		Six months ended June 30
	2021	2020	2021	2020
Revenues:
Marine transportation	$332,887	$380,987	$633,838	$784,244
Distribution and services	226,737	160,172	422,636	400,841
	$559,624	$541,159	$1,056,474	$1,185,085
Segment profit (loss):
Marine transportation	$18,478	$51,375	$20,418	$102,091
Distribution and services	6,156	(14,147)	9,067	(10,429)
Other	(8,789)	(13,394)	(17,651)	(587,600)
	$15,845	$23,834	$11,834	$(495,938)

	June 30, 2021	December 31, 2020
Total assets:
Marine transportation	$4,723,786	$4,760,449
Distribution and services	832,497	805,831
Other	211,532	357,894
	$5,767,815	$5,924,174

The following table presents the details of “Other” segment loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
General corporate expenses	$(2,725)	$(2,787)	$(6,545)	$(6,135)
Gain (loss) on disposition of assets	2,119	(189)	4,252	303
Impairments and other charges	—	—	—	(561,274)
Interest expense	(10,706)	(12,708)	(21,672)	(25,507)
Other income	2,523	2,290	6,314	5,013
	$(8,789)	$(13,394)	$(17,651)	$(587,600)

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2021	December 31, 2020
General corporate assets	$209,670	$355,205
Investment in affiliates	1,862	2,689
	$211,532	$357,894

(5)      Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility (a)	$55,000	$55,000	$250,000	$250,000
Term Loan (a)	375,000	375,000	375,000	375,000
3.29% senior notes due February 27, 2023	350,000	361,800	350,000	364,538
4.2% senior notes due March 1, 2028	500,000	558,551	500,000	581,115
Credit line due June 30, 2022	—	—	—	—
Bank notes payable	1,417	1,417	40	40
	1,281,417	1,351,768	1,475,040	1,570,693
Unamortized debt discounts and issuance costs	(5,738)	—	(6,454)	—
	$1,275,679	$1,351,768	$1,468,586	$1,570,693

(a)
Variable interest rate of 1.5% at both June 30, 2021 and December 31, 2020.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Six Months Ended June 30,
	2021	2020
Borrowings on bank credit facilities	$2,365	$582,038
Payments on bank credit facilities	(195,988)	(157,047)
	$(193,623)	$424,991

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $789,937,000 as of June 30, 2021. Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of June 30, 2021.

(6)      Leases

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases. The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, allocating between lease and non-lease components, and determining the incremental borrowing rates. Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheet and related lease expense is recognized on a straight-line basis over the lease term. The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels, for which the Company estimates approximately 70% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2021	December 31, 2020
2021	$20,296	$40,224
2022	34,859	33,543
2023	29,675	28,012
2024	24,032	23,578
2025	21,606	21,261
Thereafter	97,885	96,491
Total lease payments	228,353	243,109
Less: imputed interest	(42,933)	(46,863)
Operating lease liabilities	$185,420	$196,246

The following table summarizes lease costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$10,680	$11,873	$21,072	$20,914
Variable lease cost	206	444	915	596
Short-term lease cost	4,015	5,076	7,068	13,353
Sublease income	(306)	(130)	(580)	(374)
	$14,595	$17,263	$28,475	$34,489

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2021	December 31, 2020
Weighted average discount rate	4.1%	4.1%
Weighted average remaining lease term	10 years	10 years

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

(8)      Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Compensation cost	$3,426	$3,321	$9,148	$8,652
Income tax benefit	$1,320	$889	$2,592	$2,151

On March 1, 2021, subject to stockholder approval, the Board of Directors approved amendments to the Company’s 2005 Stock and Incentive Plan (the “Plan”) to, among other things, add 1,400,000 shares of availability. The amendment to the Plan was subsequently approved at the Annual Meeting of Stockholders on April 27, 2021. At June 30, 2021, there were 2,225,222 shares available for future grants under the Plan.

During the six months ended June 30, 2021, the Company granted 311,016 restricted stock units (“RSUs”) to selected officers and other key employees under the Plan, the majority of which vest ratably over five years.

During the six months ended June 30, 2021, the Company granted 27,120 shares of restricted stock to nonemployee directors of the Company under the director stock award plan. The restricted stock vests six months after the date of grant except that restricted stock granted in lieu of cash director fees vests in equal quarterly increments through March 31, 2022.

(9)      Taxes on Income

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic.  One provision of the CARES Act allowed net operating losses generated in 2018 through 2020 to be carried back up to five years.  Pursuant to this provision of the CARES Act, the Company recorded a net federal current benefit for taxes on income for the three months ended June 30, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017.  Net operating losses carried back to tax years 2013 through 2017 were applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at June 30, 2020.  Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $50,824,000.

At June 30, 2021 and December 31, 2020, the Company had a federal income tax receivable of $70,528,000 and $188,177,000, respectively, included in Accounts Receivable – Other on the balance sheets. During the three months ended March 31, 2021, the Company received a tax refund of $119,493,000, including accrued interest, for its 2019 federal tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Earnings (loss) before taxes on income:
United States	$15,811	$23,861	$12,192	$(495,628)
Foreign	34	(27)	(358)	(310)
	$15,845	$23,834	$11,834	$(495,938)
Provision (benefit) for taxes on income:
Federal:
Current	$—	$(18,608)	$—	$(156,304)
Deferred	3,407	16,149	2,804	(7,294)
State and local:
Current	573	536	215	618
Deferred	1,506	505	1,576	(11,294)
Foreign - current	7	(11)	7	36
	$5,493	$(1,429)	$4,602	$(174,238)

(10)      Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net earnings (loss) attributable to Kirby	$10,190	$25,002	$6,815	$(322,239)
Undistributed earnings allocated to restricted shares	(8)	(46)	(6)	—
Earnings (loss) available to Kirby common stockholders – basic	10,182	24,956	6,809	(322,239)
Undistributed earnings allocated to restricted shares	8	46	6	—
Undistributed earnings reallocated to restricted shares	(8)	(46)	(6)	—
Earnings (loss) available to Kirby common stockholders – diluted	$10,182	$24,956	$6,809	$(322,239)

Shares outstanding:
Weighted average common stock issued and outstanding	60,101	60,023	60,088	60,003
Weighted average unvested restricted stock	(48)	(111)	(53)	(105)
Weighted average common stock outstanding – basic	60,053	59,912	60,035	59,898
Dilutive effect of stock options and restricted stock units	221	25	185	—
Weighted average common stock outstanding – diluted	60,274	59,937	60,220	59,898

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.17	$0.42	$0.11	$(5.38)
Diluted	$0.17	$0.42	$0.11	$(5.38)

Certain outstanding options to purchase approximately 550,000 and 681,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2021 and 2020, respectively, as such stock options would have been antidilutive.  Certain outstanding RSUs to convert to 5,000 and 162,000 shares of common stock were also excluded in the computation of diluted earnings per share as of June 30, 2021 and 2020, respectively, as such RSUs would have been antidilutive.

(11)      Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$257,426	$255,491
Work in process	68,119	54,184
	$325,545	$309,675

(12)      Retirement Plans

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made a contribution of $479,000 to the Higman pension plan during the six months ended June 30, 2021. The Company does not expect to make any additional contributions during 2021.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$2,053	$1,919	$—	$—
Interest cost	3,535	3,949	7	10
Expected return on plan assets	(6,559)	(5,735)	—	—
Amortization of actuarial loss	790	425	10	9
Net periodic benefit cost	$(181)	$558	$17	$19

	Pension Benefits
	Pension Plans		SERP
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$3,980	$3,836	$—	$—
Interest cost	7,119	7,839	15	20
Expected return on plan assets	(13,133)	(11,923)	—	—
Amortization of actuarial loss	1,888	657	20	18
Net periodic benefit cost	$(146)	$409	$35	$38

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	4	5	8	11
Amortization of actuarial gain	(112)	(130)	(225)	(261)
Net periodic benefit cost	$(108)	$(125)	$(217)	$(250)

(13)      Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three months ended June 30,
	2021			2020
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$688	$(174)	$514	$304	$(77)	$227
Actuarial gains (losses)	4,128	(1,035)	3,093	(3,609)	905	(2,704)
Foreign currency translation	(86)	—	(86)	351	—	351
Total	$4,730	$(1,209)	$3,521	$(2,954)	$828	$(2,126)

	Six months ended June 30,
	2021			2020
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,683	$(424)	$1,259	$414	$(105)	$309
Actuarial gains (losses)	4,128	(1,035)	3,093	(3,609)	905	(2,704)
Foreign currency translation	(583)	—	(583)	(923)	—	(923)
Total	$5,228	$(1,459)	$3,769	$(4,118)	$800	$(3,318)

(a) Actuarial gains (losses) are amortized into other income (expense). (See Note 12, Retirement Plans)

(14)      Contingencies and Commitments

On May 10, 2019, two tank barges and a towboat, the M/V Voyager, owned and operated by Kirby Inland Marine, LP (“Kirby Inland Marine”), a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision penetrated the hull of the Kirby 30015T causing its cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in the U.S. District Court of the Southern District of Texas ‑ Galveston Division seeking limitation of liability and asserting that the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law. Multiple claimants have filed claims in the limitation seeking damages under the Oil Pollution Act of 1990.  The court bifurcated the matter into two trials, the first to determine liability amongst the parties and the second to assess damages. The Company entered into a settlement agreement resolving claims of natural resource damage arising out of the spill. Under the agreement, the Company agreed to pay state and federal natural resource trustees $2,102,000. The agreement will be final following Court approval. The liability trial was conducted during the week of February 2, 2021. The Court issued its decision on July 8, 2021, finding that the Genesis River was solely at fault and no liability on the part of Kirby Inland Marine.  No appeal has been filed. The NTSB issued a report dated March 10, 2021 of its investigation of the incident. The NTSB determined that the probable cause of the collision was the Genesis River pilot’s decision to transit at sea speed, out of maneuvering mode, which increased the hydrodynamic effects of the channel banks, reduced his ability to maintain control of the vessel after meeting another deep-draft vessel, and resulted in the Genesis River’s sheering across the channel toward the tow.  Among the NTSB’s conclusions, it found that the actions of the M/V Voyager relief captain to attempt to avoid the collision by crossing the channel were reasonable, given the information available to him at the time he had to make the decision to maneuver. The Company has various insurance policies covering liabilities including pollution, marine and general liability and believes that it has satisfactory insurance coverage for the potential liabilities arising from the incident. The Company believes its accrual of such estimated liability is adequate for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,396,000 at June 30, 2021, including $13,878,000 in letters of credit and $9,518,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company.  For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of Management’s Discussion, all net earnings (loss) per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares applicable to diluted earnings (loss) per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average number of common stock - diluted	60,274	59,937	60,220	59,898

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total revenues	$559,624	$541,159	$1,056,474	$1,185,085
Net earnings (loss) attributable to Kirby	$10,190	$25,002	$6,815	$(322,239)
Net earnings (loss) per share attributable to Kirby common stockholders – diluted	$0.17	$0.42	$0.11	$(5.38)
Net cash provided by operating activities			$197,818	$242,144
Capital expenditures			$38,369	$92,830

The 2020 first quarter included $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment. See Note 7, Impairments and Other Charges in the financial statements for additional information. In addition, the 2020 first quarter was favorably impacted by an income tax benefit of $50,824,000, or $0.85 per share related to net operating losses generated in 2018 and 2019 used to offset taxable income generated between 2013 and 2017. See Note 9, Taxes on Income in the financial statements for additional information.

Cash provided by operating activities for the 2021 first six months decreased primarily due to lower revenues and operating income in the marine transportation segment, partially offset by the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return. For the 2021 first six months, capital expenditures of $38,369,000 included $31,118,000 in the marine transportation segment and $7,251,000 in the distribution and services segment and corporate, more fully described under cash flow and capital expenditures below.

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

The Company’s debt-to-capitalization ratio decreased to 29.1% at June 30, 2021 from 32.2% at December 31, 2020, primarily due to repayments under the Revolving Credit Facility in the 2021 first six months and an increase in total equity, primarily due to the amortization of unearned share-based compensation for the 2021 first six months of $9,148,000 and net earnings attributable to Kirby of $6,815,000, partially offset by tax withholdings of $2,853,000 on restricted stock and RSU vestings. The Company’s debt outstanding as of June 30, 2021 and December 31, 2020 is detailed in Long-Term Financing below.

Marine Transportation

For the 2021 second quarter and first six months, the Company’s marine transportation segment generated 59% and 60%, respectively, of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	June 30,
	2021	2020
Inland tank barges:
Owned	1,002	1,079
Leased	44	52
Total	1,046	1,131
Barrel capacity (in millions)	23.4	25.6

Active inland towboats (quarter average):
Owned	218	265
Chartered	42	59
Total	260	324

Coastal tank barges:
Owned	42	45
Leased	1	2
Total	43	47
Barrel capacity (in millions)	4.0	4.5

Coastal tugboats:
Owned	38	40
Chartered	3	4
Total	41	44

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport, Texas, a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

During the 2021 first six months, the Company retired 17 inland tank barges and returned three leased barges. The net result was a decrease of 20 inland tank barges and approximately 644,000 barrels of capacity.

The Company’s marine transportation segment’s revenues for the 2021 second quarter and first six months decreased 13% and 19%, respectively, and operating income decreased 64% and 80%, respectively, compared with the 2020 second quarter and first six months revenues and operating income. The decreases were primarily due to reduced barge utilization in the inland and coastal markets as well as reduced term and spot pricing in the inland market when compared to 2020, however, the year over year spot contract price decrease for the 2021 second quarter was partially offset by spot contract prices improving approximately 10% from the 2021 first quarter to the 2021 second quarter. The decreases were partially offset by the addition of the Savage Inland Marine, LLC (“Savage”) fleet acquired on April 1, 2020. The 2021 first six months was also heavily impacted by Winter Storm Uri during the first quarter which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter. For the 2021 second quarter and first six months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of marine transportation revenues. For the 2020 second quarter and first six months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter and the low to mid-80% range during the 2021 second quarter. In 2020, inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter and the mid-80% range during the 2020 second quarter. The 2021 first six months and the 2020 second quarter were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown. The 2021 second quarter was favorably impacted by the Colonial Pipeline outage in May.  The 2021 first six months was also impacted by reduced volumes as a result of Winter Storm Uri during the first quarter. The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers. In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter and the low to mid-70% range during the 2021 second quarter. Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during the 2020 second quarter. The 2021 first six months and the 2020 second quarter were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown.  Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry in 2021 and 2020.

During both the 2021 second quarter and first six months, approximately 65% of marine transportation’s inland revenues were under term contracts and 35% were spot contract revenues. During the 2020 second quarter and first six months, approximately 65% and 60%, respectively, of marine transportation’s inland revenues were under term contracts and 35% and 40%, respectively, were spot contract revenues. Inland time charters during the 2021 second quarter and first six months represented 57% and 59%, respectively, of the inland revenues under term contracts compared with 68% and 67% in the 2020 second quarter and first six months, respectively. During both the 2021 second quarter and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. During both the 2020 second quarter and first six months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during both the 2021 second quarter and first six months compared with approximately 90% during both the 2020 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three months ended
	March 31, 2021	June 30, 2021
Inland market:
Term decrease	(7)% – (9)%	(6)% - (8)%
Spot decrease	(25)% – (30)%	(10)% – (15)%
Coastal market (a):
Term increase (decrease)	No change	No change
Spot increase (decrease)	No change	No change

(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2021, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

The marine transportation segment operating margin was 5.6% for the 2021 second quarter compared with 13.5% for the 2020 second quarter and 3.2% for the 2021 first six months compared to 13.0% for the 2020 first six months.

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

For the 2021 second quarter and first six months, the distribution and services segment generated 41% and 40%, respectively, of the Company’s revenues, of which 83% and 86%, respectively, was generated from service and parts and 17% and 14%, respectively, from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway, and other industrial markets.

Distribution and services revenues for the 2021 second quarter and first six months increased 42% and 5%, respectively, and operating income increased 144% and 187%, respectively, compared with the 2020 second quarter and first six months revenues and operating income. In the commercial and industrial market, the increases in the 2021 second quarter compared to the 2020 second quarter were primarily attributable to improved economic activity across the U.S. which resulted in higher business levels in the on-highway and power generation businesses.  The marine repair business was down slightly compared to the 2020 second quarter and first six months due to reduced service activity.  The commercial and industrial market 2021 first six months was impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S. during the first quarter.  For the 2021 second quarter and first six months, the commercial and industrial market contributed 62% and 65%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues increased compared to the 2020 second quarter and first six months due to higher oilfield activity which resulted in increased demand for new and overhauled engines, transmissions, parts, and service.  The manufacturing business also experienced increases in orders and deliveries of new and remanufactured pressure pumping equipment.  The oil and gas market 2021 first six months was impacted by Winter Storm Uri with reduced activity levels at many locations across Texas and Oklahoma during the first quarter.  For the 2021 second quarter and first six months, the oil and gas market contributed 38% and 35%, respectively, of the distribution and services revenues.

The distribution and services segment operating margin for the 2021 second quarter was 2.7% compared with (8.8)% for the 2020 second quarter and 2.1% for the 2021 first six months compared to (2.6)% for the 2020 first six months. The 2020 second quarter results were adversely impacted by the bankruptcy of a large oil and gas customer, resulting in a $3,339,000 bad debt expense charge and severance expenses of $1,354,000 as a result of workforce reductions.

Outlook

Although the recent spike in COVID-19 cases in pockets of the U.S. and around the world has created some uncertainty which could slow the pace of the economic recovery, the Company expects further growth in both marine transportation and distribution and services during the second half of 2021 as the U.S. and international economies reopen.  Increasing supply chain and labor constraints and delays of key components, particularly in distribution and services, could defer some product sales and manufacturing deliveries in the second half of the year.

In the inland marine transportation market, barge utilization in July improved into the mid-80% range and is expected to gradually increase into the high 80% to 90% range during the second half of 2021.  This increase in activity should yield further improvements in the spot market, which currently represents approximately 35% of inland revenue, and contribute favorably to revenues and operating margins.  During the balance of 2021 and into 2022, term contracts that renewed lower during the last several quarters should gradually reset to reflect the improved market conditions.  Overall, inland revenues are expected to increase in the second half of the year with inland operating margins in the low double digits for the third quarter and further operating margin improvement expected in the fourth quarter subject to seasonal weather disruptions and potential COVID-19 issues slowing the economic recovery.

As of June 30, 2021, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 260 of those over 40 years old. The Company estimates that approximately 60 to 75 new tank barges have been ordered for delivery in 2021 and many older tank barges, including an expected 26 by the Company, will be retired, dependent on 2021 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide.  The extent of the retirements is dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, market conditions are expected to remain challenging for the remainder of the year, but increasing demand for refined products is expected to contribute to modest improvement in spot market activity levels.  As a result, the Company expects coastal barge utilization to increase into the mid-70% range with the third and fourth quarter revenues and operating margins modestly improved compared to the 2021 second quarter.

As of June 30, 2021, the Company estimated there were approximately 275 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced small specialized coastal ATB in the 195,000 barrels or less category that was delivered in the 2021 first quarter with no further coastal barges currently under construction.

The results of the distribution and services segment are largely influenced by the cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.  In the commercial and industrial market, continued economic improvements are expected to contribute to enhanced activity levels in the on-highway and power generation markets.  Third quarter results are also expected to benefit from seasonal summer increases in demand for back-up power generation rental equipment and Thermo King products and service.  These gains are expected to be partially offset by modest seasonal reductions in marine repair activity.

In the distribution and services oil and gas market, favorable commodity prices and increasing well completions activity are expected to drive increased demand for new transmissions, service, and parts for the duration of the year.  In manufacturing, new orders for environmentally friendly pressure pumping and frac related power generation equipment, as well as remanufacturing of existing conventional equipment, is expected to boost demand in the second half of the year.  Overall, compared to 2020, full year distribution and services revenues are expected to increase by 15% to 25% with positive operating margins in the low to mid-single digits.

While the COVID-19 pandemic has adversely impacted the Company’s business, to date, it has not materially adversely impacted its ability to conduct its operations in either business segment.  The Company has maintained business continuity and expects to continue to do so.

Acquisition

During the six months ended June 30, 2021, the Company purchased four inland tank barges from a leasing company for $7,470,000 in cash. The Company had been leasing the barges prior to the purchase. Financing of the purchase was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2021	%	2020	%	2021	%	2020	%
Marine transportation	$332,887	59%	$380,987	70%	$633,838	60%	$784,244	66%
Distribution and services	226,737	41	160,172	30	422,636	40	400,841	34
	$559,624	100%	$541,159	100%	$1,056,474	100%	$1,185,085	100%

Marine Transportation

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Marine transportation revenues	$332,887	$380,987	(13)%	$633,838	$784,244	(19)%

Costs and expenses:
Costs of sales and operating expenses	229,959	244,990	(6)	444,084	510,885	(13)
Selling, general and administrative	28,272	26,816	5	58,850	58,740	—
Taxes, other than on income	8,677	11,122	(22)	15,406	20,545	(25)
Depreciation and amortization	47,501	46,684	2	95,080	91,983	3
	314,409	329,612	(5)	613,420	682,153	(10)
Operating income	$18,478	$51,375	(64)%	$20,418	$102,091	(80)%
Operating margins	5.6%	13.5%		3.2%	13.0%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2021 Second Quarter Revenue Distribution	2021 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenues for the 2021 second quarter and first six months decreased 13% and 19%, respectively, compared with the 2020 second quarter and first six months revenues. The decrease was primarily due to reduced barge utilization in the inland and coastal markets as well as reduced term and spot pricing in the inland market when compared to 2020, however, the year over year spot contract price decrease for the 2021 second quarter was partially offset by spot contract prices improving approximately 10% from the 2021 first quarter to the 2021 second quarter. The decrease was partially offset by the addition of the Savage fleet acquired on April 1, 2020. The 2021 first six months was also heavily impacted by Winter Storm Uri during the first quarter which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter. For the 2021 second quarter and first six months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of marine transportation revenues. For the 2020 second quarter and first six months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter and the low to mid-80% range during the 2021 second quarter. In 2020, inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter and the mid-80% range during the 2020 second quarter. The 2021 first six months and the 2020 second quarter were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown. The 2021 second quarter was favorably impacted by the Colonial Pipeline outage in May.  The 2021 first six months was also impacted by reduced volumes as a result of Winter Storm Uri during the first quarter.  The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers. In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter and the low to mid-70% range during the 2021 second quarter. Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during the 2020 second quarter. The 2021 first six months and the 2020 second quarter were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown.  Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of smaller tank barges in the coastal industry in 2021 and 2020.

The petrochemical market, the Company’s largest market, contributed 50% of marine transportation revenues for both the 2021 second quarter and first six months reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic.  During the 2021 first quarter, as much as 80% of U.S. chemical plant capacity was offline at the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues; however, volumes and revenues sequentially improved in the 2021 second quarter as chemical plants resumed full operations by May.

The black oil market, which contributed 26% of marine transportation revenues for both the 2021 second quarter and first six months, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic.  During the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues; however, refinery utilization increased back to near 90% in the 2021 second quarter contributing to sequentially increased volumes and revenues.  During the 2021 second quarter and first six months, the Company continued to transport crude oil and natural gas condensate produced from the Permian Basin as well as reduced volumes from the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of marine transportation revenues for both the 2021 second quarter and first six months, reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic.  In addition, during the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues; however, refinery utilization increased back to near 90% in the 2021 second quarter contributing to sequentially increased volumes and revenues.

The agricultural chemical market, which contributed 4% of marine transportation revenues for both the 2021 second quarter and first six months, saw modest reductions in demand for transportation of both domestically produced and imported products, primarily due to reduced demand associated with the COVID-19 pandemic.

For the 2021 second quarter, the inland operations incurred 2,922 delay days, 4% more than the 2,815 delay days that occurred during the 2020 second quarter. For the first six months of 2021, the inland operations incurred 5,776 delay days, 21% fewer than the 7,305 delay days that occurred during the 2020 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days for the 2021 and 2020 first six months reflected poor operating conditions due to heavy wind and fog along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects during the 2021 and 2020 first quarters. The decrease in delay days in the 2021 first six months reflects reduced volumes and barge utilization compared to the 2020 first six months while the increase in delay days in the 2021 second quarter reflects significant lock closures along the Gulf Intracoastal Waterway compared to the 2020 second quarter.

During both the 2021 second quarter and first six months, approximately 65% of marine transportation’s inland revenues were under term contracts and 35% were spot contract revenues. During the 2020 second quarter and first six months, approximately 65% and 60%, respectively, of marine transportation’s inland revenues were under term contracts and 35% and 40%, respectively, were spot contract revenues. Inland time charters during the 2021 second quarter and first six months represented 57% and 59%, respectively, of the inland revenues under term contracts compared with 68% and 67% in the 2020 second quarter and first six months, respectively. During both the 2021 second quarter and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. During both the 2020 second quarter and first six months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during both the 2021 second quarter and first six months compared with approximately 90% during both the 2020 second quarter and first six months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three months ended
	March 31, 2021	June 30, 2021
Inland market:
Term decrease	(7)% – (9)%	(6)% - (8)%
Spot decrease	(25)% – (30)%	(10)% – (15)%
Coastal market (a):
Term increase (decrease)	No change	No change
Spot increase (decrease)	No change	No change

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

Marine Transportation Costs and Expenses

Costs and expenses for the 2021 second quarter and first six months decreased 5% and 10%, respectively, compared with the 2020 second quarter and first six months. Costs of sales and operating expenses for the 2021 second quarter and first six months decreased 6% and 13%, respectively, compared with the 2020 second quarter and first six months, respectively, primarily due to cost reductions across the segment, including a reduction in towboats during the 2020 last nine months and the 2021 first quarter and a reduction in maintenance expenses, partially offset by the addition of the Savage fleet in April 2020.

The inland marine transportation fleet operated an average of 260 towboats during the 2021 second quarter, of which an average of 42 were chartered, compared with 324 during the 2020 second quarter, of which an average of 59 were chartered. The decrease was primarily due to chartered towboats released during the 2020 last six months and the 2021 first quarter. Generally, as demand or anticipated demand increases or decreases, as new tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2021 second quarter, the inland operations consumed 11.8 million gallons of diesel fuel compared to 13.5 million gallons consumed during the 2020 second quarter. The average price per gallon of diesel fuel consumed during the 2021 second quarter was $2.06 per gallon compared with $1.12 per gallon for the 2020 second quarter. During the 2021 first six months, the inland operations consumed 22.6 million gallons of diesel fuel compared to 26.1 million gallons consumed during the 2020 first six months. The average price per gallon of diesel fuel consumed during the 2021 first six months was $1.86 per gallon compared with $1.55 per gallon for the 2020 first six months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2021 second quarter increased 5% and was flat for the first six months compared with the 2020 second quarter and first six months. The increase in the 2021 second quarter was primarily due to higher incentive compensation accruals.

Taxes, other than on income, for the 2021 second quarter and first six months decreased 22% and 25%, respectively, compared with the 2020 second quarter and first six months, primarily due to lower property taxes on marine transportation equipment and lower waterway use taxes.

Depreciation and amortization for the 2021 second quarter and first six months increased 2% and 3%, respectively, compared to the 2020 second quarter and first six months. The increase in the 2021 first six months reflects the acquisition of the Savage fleet in April 2020.

Marine Transportation Operating Income and Operating Margin

Marine transportation operating income for the 2021 second quarter and first six months decreased 64% and 80%, respectively, compared with the 2020 second quarter and first six months. The 2021 second quarter operating margin was 5.6% compared with 13.5% for the 2020 second quarter. The 2021 first six months operating margin was 3.2% compared with 13.0% for the 2020 first six months. The decreases in operating income and operating margin were primarily due to reduced barge utilization in the inland and coastal markets as well as decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic as well as the impact of reduced volumes as a result of Winter Storm Uri, partially offset by cost reductions throughout the organization, including chartered towboats released during the 2020 last nine months and the 2021 first quarter.

Distribution and Services

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income (loss), and operating margin (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Distribution and services revenues	$226,737	$160,172	42%	$422,636	$400,841	5%

Costs and expenses:
Costs of sales and operating expenses	180,096	128,549	40	329,223	316,222	4
Selling, general and administrative	32,987	37,225	(11)	69,475	75,197	(8)
Taxes, other than on income	1,658	1,912	(13)	3,150	3,882	(19)
Depreciation and amortization	5,840	6,633	(12)	11,721	15,969	(27)
	220,581	174,319	27	413,569	411,270	1
Operating income (loss)	$6,156	$(14,147)	144%	$9,067	$(10,429)	187%
Operating margins	2.7%	(8.8)%		2.1%	(2.6)%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution, and the customers for each market:

Markets Serviced	2021 Second Quarter Revenue Distribution	2021 Six Months Revenue Distribution	Customers
Commercial and Industrial	62%	65%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	38%	35%	Oilfield Services, Oil and Gas Operators and Producers

Distribution and services revenues for the 2021 second quarter and first six months increased 42% and 5%, respectively compared with the 2020 second quarter and first six months revenues. In the commercial and industrial market, the increase in the 2021 second quarter compared to the 2020 second quarter was primarily attributable to improved economic activity across the U.S. which resulted in higher business levels in the on-highway and power generation businesses.  The marine repair business was down slightly compared to the 2020 second quarter and first six months due to reduced service activity.  The commercial and industrial market 2021 first six months was impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S. during the first quarter.  For the 2021 second quarter and first six months, the commercial and industrial market contributed 62% and 65%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues increased compared to the 2020 second quarter and first six months due to higher oilfield activity which resulted in increased demand for new and overhauled engines, transmissions, parts, and service. The manufacturing business also experienced increases in orders and deliveries of new and remanufactured pressure pumping equipment.  The oil and gas market 2021 first six months was impacted by Winter Storm Uri with reduced activity levels at many locations across Texas and Oklahoma during the first quarter.  For the 2021 second quarter and first six months, the oil and gas market contributed 38% and 35%, respectively, of the distribution and services revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2021 second quarter and first six months increased 27% and 1%, respectively, compared with the 2020 second quarter and first six months. Costs of sales and operating expenses for the 2021 second quarter and first six months increased 40% and 4%, respectively, compared with the 2020 second quarter and first six months, reflecting higher demand in the on-highway and power generation businesses in commercial and industrial markets in the 2021 second quarter. The increase also reflects higher demand for new and overhauled transmissions and related parts and service and increased demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for the 2021 second quarter and first six months decreased 11% and 8%, respectively, compared to the 2020 second quarter and first six months.  The decrease was primarily due to a bad debt expense charge of $3,339,000 as a result of the bankruptcy of a large oil and gas customer and $1,354,000 of severance expense as a result of workforce reductions each during the 2020 second quarter.

Depreciation and amortization for the 2021 second quarter and first six months decreased 12% and 27%, respectively, compared to the 2020 second quarter and first six months.  The decrease during the 2021 first six months was primarily due to lower amortization of intangible assets other than goodwill, which were impaired during the 2020 first quarter.  The decrease during the 2021 second quarter also reflected certain equipment and leasehold improvements acquired from Stewart & Stevenson LLC becoming fully depreciated during 2020.

Distribution and Services Operating Income (Loss) and Operating Margin

Operating income for the distribution and services segment for the 2021 second quarter and first six months increased 144% and 187%, respectively, compared with the 2020 second quarter and first six months. The operating margin for the 2021 second quarter was 2.7% compared with (8.8)% for the 2020 second quarter and 2.1% for the 2021 first six months compared to (2.6)% for the 2020 first six months. The results reflect increased business levels in both the commercial and industrial and oil and gas markets and a return to profitability, partially offset by higher costs and expenses.

(Gain) Loss on Disposition of Assets

The Company reported a net gain on disposition of assets of $2,119,000 for the 2021 second quarter compared with a net loss of $189,000 for the 2020 second quarter. The Company reported a net gain on disposition of assets of $4,252,000 for the 2021 first six months and $303,000 for the 2020 first six months. The net gains and loss were primarily from sales of marine equipment.

Other Income and Expenses

The following table sets forth impairments and other charges, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Impairments and other charges	$—	$—	—%	$—	$(561,274)	(100)%
Other income	$2,523	$2,290	10%	$6,314	$5,013	26%
Noncontrolling interests	$(162)	$(261)	(38)%	$(417)	$(539)	(23)%
Interest expense	$(10,706)	$(12,708)	(16)%	$(21,672)	$(25,507)	(15)%

Impairments and Other Charges

Impairments and other charges in the 2020 first six months includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment. See Note 7, Impairments and Other Charges in the financial statements for additional information.

Other Income

Other income for the 2021 and 2020 second quarters includes income of $2,325,000 and $1,467,000, respectively, and the 2021 and 2020 first six months includes income of $4,308,000 and $3,639,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2021 first six months also includes interest income from the Company’s 2019 federal income tax refund received in February 2021.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average debt	$1,330,618	$1,700,111	$1,373,873	$1,571,072
Average interest rate	3.2%	3.0%	3.1%	3.2%

Interest expense for the 2021 second quarter and first six months decreased 16% and 15%, respectively, compared with the 2020 second quarter and first six months, primarily due to a lower average debt outstanding as a result of debt repayments since the 2020 first quarter. There was no capitalized interest excluded from interest expense during the 2021 or 2020 first six months.

(Provision) Benefit for Taxes on Income

During the 2020 second quarter and first six months, pursuant to provisions of the CARES Act, net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017.  Net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% in effect at June 30, 2020.  The Company generated an effective tax rate benefit in the 2020 second quarter and first six months as a result of such carrybacks.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2021	December 31, 2020	% Change
Assets:
Current assets	$963,143	$1,047,971	(8)%
Property and equipment, net	3,862,806	3,917,070	(1)
Operating lease right-of-use assets	164,911	174,317	(5)
Goodwill	657,800	657,800	—
Other intangibles, net	64,397	68,979	(7)
Other assets	54,758	58,037	(6)
	$5,767,815	$5,924,174	(3)%

Liabilities and stockholders’ equity:
Current liabilities	$498,222	$466,032	7%
Long-term debt, net – less current portion	1,274,262	1,468,546	(13)
Deferred income taxes	612,682	606,844	1
Operating lease liabilities – less current portion	153,457	163,496	(6)
Other long-term liabilities	123,863	131,703	(6)
Total equity	3,105,329	3,087,553	1
	$5,767,815	$5,924,174	(3)%

Current assets as of June 30, 2021 decreased 8% compared with December 31, 2020. Trade accounts receivable increased 12% primarily due to increased business activity in both the marine transportation and distribution and services segments, during the 2021 second quarter, compared to the 2020 fourth quarter. Other accounts receivable decreased 42%, primarily due to the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return. Inventories, net increased by 5% primarily due to higher work in process related to equipment expected to be completed and shipped in the third quarter of 2021. Prepaid expenses and other current assets increased 15% primarily due to the increase in the price of diesel fuel.

Property and equipment, net of accumulated depreciation, at June 30, 2021 decreased 1% compared with December 31, 2020. The decrease reflected $106,020,000 of depreciation expense and $12,484,000 of property disposals during the 2021 first six months, partially offset by $38,369,000 of capital expenditures (net of an increase in accrued capital expenditures of $18,401,000) and $7,470,000 related to the acquisition of four inland tank barges during the 2021 first six months, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of June 30, 2021 decreased 5% compared to December 31, 2020, primarily due to lease amortization expense, partially offset by new leases acquired during the 2021 first six months.

Other intangibles, net, as of June 30, 2021 decreased 7% compared with December 31, 2020, primarily due to amortization during the 2021 first six months.

Other assets as of June 30, 2021 decreased 6% compared with December 31, 2020, primarily due to amortization of drydock expenditures during the 2021 first six months.

Current liabilities as of June 30, 2021 increased 7% compared with December 31, 2020. Accounts payable increased 16%, primarily due to an increase in accrued capital expenditures. Accrued liabilities increased 3% primarily due to higher accrued insurance claims, partially offset by the payment during the 2021 first six months of employee compensation accrued during 2020.

Long-term debt, net – less current portion, as of June 30, 2021 decreased 13% compared with December 31, 2020, primarily reflecting repayments of $195,000,000 under the Revolving Credit Facility. Net debt discount and deferred issuance costs were $5,738,000 at June 30, 2021 and $6,454,000 at December 31, 2020.

Operating lease liabilities – less current portion, as of June 30, 2021 decreased 6% compared to December 31, 2020, primarily due to lease payments made, partially offset by new leases acquired and liability accretion during the 2021 first six months.

Other long-term liabilities as of June 30, 2021 decreased 6% compared with December 31, 2020. The decrease was primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of June 30, 2021 increased 1% compared with December 31, 2020. The increase was primarily the result of additional paid-in capital due to amortization of unearned share-based compensation of $9,148,000 and net earnings attributable to Kirby of $6,815,000 for the 2021 first six months, partially offset by tax withholdings of $2,853,000 on restricted stock and RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2021	December 31, 2020
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$55,000	$250,000
Term Loan due March 27, 2024 (a)	375,000	375,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2022	—	—
Bank notes payable	1,417	40
	1,281,417	1,475,040
Unamortized debt discount and issuance costs	(5,738)	(6,454)
	$1,275,679	$1,468,586

(a)
Variable interest rate of 1.5% at both June 30, 2021 and December 31, 2020.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024. The Term Loan is repayable in quarterly installments currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $789,937,000 as of June 30, 2021. Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of June 30, 2021.

As of June 30, 2021, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash Flow and Capital Expenditures

The Company generated favorable operating cash flows during the 2021 first six months with net cash provided by operating activities of $197,818,000 compared with $242,144,000 for the 2020 first six months, an 18% decrease. The decrease was primarily due to decreased revenues and operating income in the marine transportation segment, partially offset by the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return, increased revenues and operating income in the distribution and services segment, reduced incentive compensation payouts in the 2021 first quarter compared to the 2020 first quarter, and the Savage acquisition in April 2020. Decreases in marine transportation revenues and operating income were driven by reduced barge utilization in the inland and coastal markets and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic. The decrease in cash flows was also partially due to an increase in inventories in the 2021 first six months compared to a decrease in inventories in the 2020 first six months. During the 2021 and 2020 first six months, the Company generated cash of $16,731,000 and $4,918,000, respectively, from proceeds from the disposition of assets, and $505,000 and $353,000, respectively, from proceeds from the exercise of stock options.

For the 2021 first six months, cash generated was used for capital expenditures of $38,369,000 (net of an increase in accrued capital expenditures of $18,401,000), including $2,807,000 for inland towboat construction and $35,562,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2021 first six months. As of August 4, 2021, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 4, 2021, the Company also had cash equivalents of $62,671,000, availability of $824,937,000 under its Revolving Credit Facility, and $8,701,000 available under its credit line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of June 30, 2021, the Company had $789,937,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023 and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The outstanding balance of the Term Loan is subject to quarterly installments, currently scheduled to commence September 30, 2023, with $343,750,000 due on March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2021. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments, in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $23,396,000 at June 30, 2021, including $13,878,000 in letters of credit and $9,518,000 in performance bonds. All of these instruments have an expiration date within three years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2021, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 14, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

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

10.1†	–	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the Commission on April 29, 2021).
10.2†	–	2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).
31.1	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	–	Inline XBRL Taxonomy Extension Schema Document
101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ William G. Harvey
William G. Harvey
Executive Vice President and
Chief Financial Officer

Dated: August 5, 2021