Form 10-Q
period 2021-09-30
KIRBY CORP
filed 2021-11-08
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, 60,111,000 shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,377	$80,338
Accounts receivable:
Trade – less allowance for doubtful accounts	389,579	315,283
Other	150,811	284,899
Inventories – net	308,820	309,675
Prepaid expenses and other current assets	75,004	57,776
Total current assets	978,591	1,047,971

Property and equipment	5,385,478	5,615,400
Accumulated depreciation	(1,680,231)	(1,698,330)
Property and equipment – net	3,705,247	3,917,070

Operating lease right-of-use assets	159,627	174,317
Goodwill	438,748	657,800
Other intangibles, net	62,233	68,979
Other assets	45,436	58,037
Total assets	$5,389,882	$5,924,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$1,983	$40
Income taxes payable	499	474
Accounts payable	181,313	162,507
Accrued liabilities	228,375	224,855
Current portion of operating lease liabilities	32,813	32,750
Deferred revenues	67,214	45,406
Total current liabilities	512,197	466,032

Long-term debt, net – less current portion	1,206,193	1,468,546
Deferred income taxes	552,913	606,844
Operating lease liabilities – less current portion	152,615	163,496
Other long-term liabilities	119,740	131,703
Total long-term liabilities	2,031,461	2,370,589

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000 shares	6,547	6,547
Additional paid-in capital	851,587	844,979
Accumulated other comprehensive income – net	(54,663)	(61,452)
Retained earnings	2,335,478	2,593,393
Treasury stock – at cost, 5,361,000 shares at September 30, 2021 and 5,434,000 at December 31, 2020	(295,203)	(299,161)
Total Kirby stockholders’ equity	2,843,746	3,084,306
Noncontrolling interests	2,478	3,247
Total equity	2,846,224	3,087,553
Total liabilities and equity	$5,389,882	$5,924,174

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$338,514	$320,602	$972,352	$1,104,846
Distribution and services	260,406	175,965	683,042	576,806
Total revenues	598,920	496,567	1,655,394	1,681,652

Costs and expenses:
Costs of sales and operating expenses	446,519	340,764	1,219,038	1,167,871
Selling, general and administrative	66,065	61,720	198,434	199,412
Taxes, other than on income	9,917	9,077	28,541	33,548
Depreciation and amortization	53,462	54,779	163,484	165,067
Impairments and other charges	340,713	—	340,713	561,274
(Gain) loss on disposition of assets	(830)	316	(5,082)	13
Total costs and expenses	915,846	466,656	1,945,128	2,127,185

Operating income (loss)	(316,926)	29,911	(289,734)	(445,533)
Other income	1,832	1,172	8,146	6,185
Interest expense	(10,500)	(11,809)	(32,172)	(37,316)

Earnings (loss) before taxes on income	(325,594)	19,274	(313,760)	(476,664)
Benefit for taxes on income	60,442	8,419	55,840	182,657

Net earnings (loss)	(265,152)	27,693	(257,920)	(294,007)
Net (earnings) loss attributable to noncontrolling interests	422	(204)	5	(743)

Net earnings (loss) attributable to Kirby	$(264,730)	$27,489	$(257,915)	$(294,750)

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.41)	$0.46	$(4.30)	$(4.92)
Diluted	$(4.41)	$0.46	$(4.30)	$(4.92)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net earnings (loss)	$(265,152)	$27,693	$(257,920)	$(294,007)

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	3,142	(4,279)	7,494	(6,674)
Foreign currency translation adjustments	(122)	(239)	(705)	(1,162)
Total other comprehensive income (loss), net of taxes	3,020	(4,518)	6,789	(7,836)

Total comprehensive income (loss), net of taxes	(262,132)	23,175	(251,131)	(301,843)
Net (earnings) loss attributable to noncontrolling interests	422	(204)	5	(743)

Comprehensive income (loss) attributable to Kirby	$(261,710)	$22,971	$(251,126)	$(302,586)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Cash flows from operating activities:
Net loss	$(257,920)	$(294,007)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	163,484	165,067
Provision (benefit) for deferred income taxes	(56,448)	5,382
Impairments and other charges	340,713	561,274
Amortization of unearned share-based compensation	12,793	12,066
Amortization of major maintenance costs	26,189	21,857
Other	(6,290)	3,523
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	57,841	(115,399)
Net cash provided by operating activities	280,362	359,763

Cash flows from investing activities:
Capital expenditures	(71,968)	(129,371)
Acquisitions of businesses and marine equipment	(7,470)	(348,772)
Proceeds from disposition of assets	39,163	6,538
Net cash used in investing activities	(40,275)	(471,605)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(248,057)	360,139
Payments on long-term debt	(15,000)	(150,000)
Proceeds from exercise of stock options	629	353
Payments related to tax withholding for share-based compensation	(2,856)	(3,193)
Return of investment to noncontrolling interest	(764)	(608)
Net cash provided by (used in) financing activities	(266,048)	206,691
Increase (decrease) in cash and cash equivalents	(25,961)	94,849

Cash and cash equivalents, beginning of year	80,338	24,737
Cash and cash equivalents, end of period	$54,377	$119,586

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$39,134	$45,776
Income taxes refunded, net	$(116,010)	$(36,499)
Operating cash outflow from operating leases	$33,575	$32,507
Non-cash investing activity:
Capital expenditures included in accounts payable	$(13,549)	$11,441
Right-of-use assets obtained in exchange for lease obligations	$18,117	$42,470

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2021	65,472	$6,547	$848,081	$(57,683)	$2,600,208	(5,366)	$(295,463)	$3,639	$3,105,329
Stock option exercises	—	—	(9)	—	—	2	133	—	124
Issuance of stock for equity awards, net of forfeitures	—	—	(130)	—	—	3	130	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(3)	—	(3)
Amortization of unearned share-based compensation	—	—	3,645	—	—	—	—	—	3,645
Total comprehensive loss, net of taxes	—	—	—	3,020	(264,730)	—	—	(422)	(262,132)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(739)	(739)
Balance at September 30, 2021	65,472	$6,547	$851,587	$(54,663)	$2,335,478	(5,361)	$(295,203)	$2,478	$2,846,224

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2020	65,472	$6,547	$838,874	$(41,117)	$2,543,700	(5,434)	$(299,124)	$3,104	$3,051,984
Issuance of stock for equity awards, net of forfeitures	—	—	13	—	—	—	(13)	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(2)	—	(2)
Amortization of unearned share-based compensation	—	—	3,414	—	—	—	—	—	3,414
Total comprehensive income, net of taxes	—	—	—	(4,518)	27,489	—	—	204	23,175
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Balance at September 30, 2020	65,472	$6,547	$842,301	$(45,635)	$2,571,189	(5,434)	$(299,139)	$3,104	$3,078,367

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	21	—	—	12	608	—	629
Issuance of stock for equity awards, net of forfeitures	—	—	(6,206)	—	—	113	6,206	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(52)	(2,856)	—	(2,856)
Amortization of unearned share-based compensation	—	—	12,793	—	—	—	—	—	12,793
Total comprehensive loss, net of taxes	—	—	—	6,789	(257,915)	—	—	(5)	(251,131)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(764)	(764)
Balance at September 30, 2021	65,472	$6,547	$851,587	$(54,663)	$2,335,478	(5,361)	$(295,203)	$2,478	$2,846,224

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(5,690)	—	—	103	5,690	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(3,193)	—	(3,193)
Amortization of unearned share-based compensation	—	—	12,066	—	—	—	—	—	12,066
Total comprehensive loss, net of taxes	—	—	—	(7,836)	(294,750)	—	—	743	(301,843)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(608)	(608)
Balance at September 30, 2020	65,472	$6,547	$842,301	$(45,635)	$2,571,189	(5,434)	$(299,139)	$3,104	$3,078,367

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

(2) Acquisition

During the nine months ended September 30, 2021, the Company purchased four inland tank barges from a leasing company for $7,470,000 in cash. The Company had been leasing the barges prior to the purchase.

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marine transportation segment:
Inland transportation	$255,791	$247,647	$733,830	$869,224
Coastal transportation	82,723	72,955	238,522	235,622
	$338,514	$320,602	$972,352	$1,104,846
Distribution and services segment:
Commercial and industrial	$153,056	$127,224	$426,930	$418,763
Oil and gas	107,350	48,741	256,112	158,043
	$260,406	$175,965	$683,042	$576,806

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the nine months ended September 30, 2021 and 2020 that were included in the opening contract liability balances were $40,315,000 and $37,153,000, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at September 30, 2021 or December 31, 2020. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $5,436,000 and $17,593,000 for the three months and nine months ended September 30, 2021, respectively, and $6,768,000 and $23,115,000 for the three months and nine months ended September 30, 2020, respectively, as well as the related intersegment profit of $543,000 and $1,759,000 for the three months and nine months ended September 30, 2021, respectively, and $676,000 and $2,311,000 for the three months and nine months ended September 30, 2020, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Marine transportation	$338,514	$320,602	$972,352	$1,104,846
Distribution and services	260,406	175,965	683,042	576,806
	$598,920	$496,567	$1,655,394	$1,681,652
Segment profit (loss):
Marine transportation	$16,915	$32,391	$37,333	$134,482
Distribution and services	11,039	1,104	20,106	(9,325)
Other	(353,548)	(14,221)	(371,199)	(601,821)
	$(325,594)	$19,274	$(313,760)	$(476,664)

	September 30, 2021	December 31, 2020
Total assets:
Marine transportation	$4,320,452	$4,760,449
Distribution and services	857,132	805,831
Other	212,298	357,894
	$5,389,882	$5,924,174

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General corporate expenses	$(4,997)	$(3,268)	$(11,542)	$(9,403)
Gain (loss) on disposition of assets	830	(316)	5,082	(13)
Impairments and other charges	(340,713)	—	(340,713)	(561,274)
Interest expense	(10,500)	(11,809)	(32,172)	(37,316)
Other income	1,832	1,172	8,146	6,185
	$(353,548)	$(14,221)	$(371,199)	$(601,821)

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2021	December 31, 2020
General corporate assets	$210,311	$355,205
Investment in affiliates	1,987	2,689
	$212,298	$357,894

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 27, 2024 (a)	$—	$—	$250,000	$250,000
Term Loan due March 27, 2024 (a)	360,000	360,000	375,000	375,000
3.29% senior notes due February 27, 2023	350,000	357,848	350,000	364,538
4.2% senior notes due March 1, 2028	500,000	548,893	500,000	581,115
Credit line due June 30, 2022	—	—	—	—
Bank notes payable	1,983	1,983	40	40
	1,211,983	1,268,724	1,475,040	1,570,693
Unamortized debt discounts and issuance costs (b)	(3,807)	—	(6,454)	—
	$1,208,176	$1,268,724	$1,468,586	$1,570,693

(a)
Variable interest rate of 1.5% at both September 30, 2021 and December 31, 2020.
(b)
Excludes $1,559,000 attributable to the Revolving Credit Facility included in other assets at September 30, 2021.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Borrowings on bank credit facilities	$4,795	$582,212
Payments on bank credit facilities	(252,852)	(222,073)
	$(248,057)	$360,139

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is due on March 27, 2024 and is prepayable, in whole or in part, without penalty. During the nine months ended September 30, 2021, the Company repaid $15,000,000 under the Term Loan. During October 2021, the Company repaid $20,000,000 under the Term Loan. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $844,937,000 as of September 30, 2021. Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of September 30, 2021.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2021	December 31, 2020
2021	$10,258	$40,224
2022	37,765	33,543
2023	32,566	28,012
2024	25,804	23,578
2025	22,394	21,261
Thereafter	100,946	96,491
Total lease payments	229,733	243,109
Less: imputed interest	(44,305)	(46,863)
Operating lease liabilities	$185,428	$196,246

The following table summarizes lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$10,361	$11,553	$31,433	$32,467
Variable lease cost	467	485	1,382	1,081
Short-term lease cost	3,534	4,645	10,602	17,998
Sublease income	(217)	(418)	(797)	(792)
	$14,145	$16,265	$42,620	$50,754

The following table summarizes other supplemental information about the Company’s operating leases:

	September 30, 2021	December 31, 2020
Weighted average discount rate	4.0%	4.1%
Weighted average remaining lease term	9 years	10 years

(7) Impairments and Other Charges

During the three months ended September 30, 2021, the Company decided to exit the Hawaii market, selling marine transportation equipment including four coastal tank barges, seven coastal tugboats, and certain other assets for aggregate cash proceeds of $17,200,000. In addition, as of September 30, 2021, the Company has retired and classified as held for sale, an additional 12 coastal tank barges and four coastal tugboats which were underutilized. The sales and retirements of coastal marine transportation equipment resulted in an aggregate non‑cash impairment charge of $97,508,000 to reduce the carrying value of these assets to their estimated sales prices, net of costs to sell.

As a result of the sale of the Hawaii marine transportation equipment, and the decision to retire certain additional underutilized coastal tank barges and tugboats, the Company concluded that a triggering event had occurred and performed interim quantitative impairment tests as of September 30, 2021 for certain of the marine transportation segment's long-lived assets and goodwill within the coastal marine market.

The Company determined the estimated fair value of such long-lived assets using a combination of a cost approach, a discounted cash flow analysis, and a market approach. The Company determined the estimated fair value of the reporting unit using a combination of a discounted cash flow analysis and a market approach for comparable companies. These analyses included management’s judgment regarding short-term and long-term internal forecasts, updated for recent events, appropriate discount rates, and capital expenditures using inputs characteristic of a Level 3 fair value measurement.

In performing the impairment test of certain long-lived assets within the marine transportation segment, the Company determined that the carrying value of certain long-lived assets, including certain coastal marine transportation equipment and operating lease right-of-use assets, were no longer recoverable, resulting in a non-cash impairment charge of $24,152,000 during the three months ended September 30, 2021 to reduce such long-lived assets to fair value.

Based upon the results of the goodwill impairment test, the Company concluded that the carrying value of one reporting unit in the marine transportation segment exceeded its estimated fair value. The carrying value of the reporting unit, including goodwill, and after recording impairments of long-lived assets identified above, exceeded its estimated fair value, resulting in a non-cash goodwill impairment charge of $219,052,000 for the three months ended September 30, 2021.

The following table summarizes the changes in goodwill during 2021 (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2020 (gross)	$505,784	$560,155	$1,065,939
Accumulated impairment and amortization	(18,574)	(389,565)	(408,139)
Balance at December 31, 2020	487,210	170,590	657,800
Impairment	(219,052)	—	(219,052)
Balance at September 30, 2021	505,784	560,155	1,065,939
Accumulated impairment and amortization	(237,626)	(389,565)	(627,191)
Balance at September 30, 2021	$268,158	$170,590	$438,748

During the first quarter of 2020, Kirby’s market capitalization declined significantly compared to the 2019 fourth quarter. Over the same period, the overall United States stock market also declined significantly amid market volatility. In addition, as a result of uncertainty surrounding the outbreak of COVID-19 and a sharp decline in oil prices during the 2020 first quarter, many of the Company’s oil and gas customers responded by quickly cutting 2020 capital spending budgets and activity levels quickly declined. Lower activity levels resulted in a decline in drilling activity, resulting in lower demand for new and remanufactured oilfield equipment and related parts and service in the distribution and services segment. As a result, the Company concluded that a triggering event had occurred and performed interim quantitative impairment tests as of March 31, 2020 for certain of the distribution and services segment’s long-lived assets and goodwill.

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

(8) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation cost	$3,645	$3,414	$12,793	$12,066
Income tax benefit	$1,068	$1,181	$3,660	$3,332

On March 1, 2021, subject to stockholder approval, the Board of Directors approved amendments to the Company’s 2005 Stock and Incentive Plan (the “Plan”) to, among other things, add 1,400,000 shares of availability. The amendment to the Plan was subsequently approved at the Annual Meeting of Stockholders on April 27, 2021. At September 30, 2021, there were 2,228,857 shares available for future grants under the Plan.

During the nine months ended September 30, 2021, the Company granted 311,016 restricted stock units (“RSUs”) to selected officers and other key employees under the Plan, the majority of which vest ratably over five years.

During the nine months ended September 30, 2021, the Company granted 29,773 shares of restricted stock to nonemployee directors of the Company under the director stock award plan. The restricted stock vests six months after the date of grant except that restricted stock granted in lieu of cash director fees vests in equal quarterly increments through March 31, 2022.

(9) Taxes on Income

On March 27, 2020, the United States Congress passed and the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law to address the COVID-19 pandemic. One provision of the CARES Act allowed net operating losses generated in 2018 through 2020 to be carried back up to five years. Pursuant to this provision of the CARES Act, the Company recorded a net federal current benefit for taxes on income for the nine months ended September 30, 2020 due to carrying back net operating losses generated between 2018 and 2020 used to offset taxable income generated between 2013 and 2017. Net operating losses carried back to tax years 2013 through 2017 were applied at a federal tax rate of 35% applicable to those tax years, compared to a 21% tax rate effective at September 30, 2020. Net operating losses generated in 2018 and 2019 were used to offset taxable income generated between 2013 and 2017 taxed at 35% resulting in a tax benefit of $58,746,000.

At September 30, 2021 and December 31, 2020, the Company had a federal income tax receivable of $70,959,000 and $188,177,000, respectively, included in Accounts Receivable – Other on the balance sheets. During the three months ended March 31, 2021, the Company received a tax refund of $119,493,000, including accrued interest, for its 2019 federal tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) before taxes on income:
United States	$(325,369)	$19,246	$(313,177)	$(476,382)
Foreign	(225)	28	(583)	(282)
	$(325,594)	$19,274	$(313,760)	$(476,664)
Provision (benefit) for taxes on income:
Federal:
Current	$(446)	$(33,690)	$(446)	$(189,994)
Deferred	(55,772)	23,350	(52,968)	16,056
State and local:
Current	832	1,257	1,047	1,875
Deferred	(5,056)	620	(3,480)	(10,674)
Foreign - current	—	44	7	80
	$(60,442)	$(8,419)	$(55,840)	$(182,657)

(10) Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss) attributable to Kirby	$(264,730)	$27,489	$(257,915)	$(294,750)
Undistributed earnings allocated to restricted shares	—	(57)	—	—
Earnings (loss) available to Kirby common stockholders – basic	(264,730)	27,432	(257,915)	(294,750)
Undistributed earnings allocated to restricted shares	—	57	—	—
Undistributed earnings reallocated to restricted shares	—	(57)	—	—
Earnings (loss) available to Kirby common stockholders – diluted	$(264,730)	$27,432	$(257,915)	$(294,750)

Shares outstanding:
Weighted average common stock issued and outstanding	60,109	60,038	60,095	60,015
Weighted average unvested restricted stock	(47)	(123)	(51)	(112)
Weighted average common stock outstanding – basic	60,062	59,915	60,044	59,903
Dilutive effect of stock options and restricted stock units	—	16	—	—
Weighted average common stock outstanding – diluted	60,062	59,931	60,044	59,903

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.41)	$0.46	$(4.30)	$(4.92)
Diluted	$(4.41)	$0.46	$(4.30)	$(4.92)

Certain outstanding options to purchase approximately 627,000 and 681,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2021 and 2020, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 565,000 and 162,000 shares of common stock were also excluded in the computation of diluted earnings per share as of September 30, 2021 and 2020, respectively, as such RSUs would have been antidilutive.

(11) Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$253,963	$255,491
Work in process	54,857	54,184
	$308,820	$309,675

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made a contribution of $479,000 to the Higman pension plan during the nine months ended September 30, 2021. The Company does not expect to make any additional contributions during 2021.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$1,991	$1,917	$—	$—
Interest cost	3,560	3,919	8	10
Expected return on plan assets	(6,566)	(5,960)	—	—
Amortization of actuarial loss	1,412	994	10	8
Net periodic benefit cost	$397	$870	$18	$18

	Pension Benefits
	Pension Plans		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$5,971	$5,753	$—	$—
Interest cost	10,679	11,758	23	30
Expected return on plan assets	(19,699)	(17,883)	—	—
Amortization of actuarial loss	3,300	1,651	30	26
Net periodic benefit cost	$251	$1,279	$53	$56

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	5	6	13	17
Amortization of actuarial gain	(113)	(131)	(338)	(392)
Net periodic benefit cost	$(108)	$(125)	$(325)	$(375)

(13) Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,
	2021			2020
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$1,309	$(329)	$980	$871	$(219)	$652
Actuarial gains (losses)	2,891	(729)	2,162	(6,592)	1,661	(4,931)
Foreign currency translation	(122)	—	(122)	(239)	—	(239)
Total	$4,078	$(1,058)	$3,020	$(5,960)	$1,442	$(4,518)

	Nine Months Ended September 30,
	2021			2020
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$2,992	$(753)	$2,239	$1,285	$(324)	$961
Actuarial gains (losses)	7,019	(1,764)	5,255	(10,201)	2,566	(7,635)
Foreign currency translation	(705)	—	(705)	(1,162)	—	(1,162)
Total	$9,306	$(2,517)	$6,789	$(10,078)	$2,242	$(7,836)

(a) Actuarial gains (losses) are amortized into other income (expense). (See Note 12, Retirement Plans)

(14) Contingencies and Commitments

On May 10, 2019, two tank barges and a towboat, the M/V Voyager, owned and operated by Kirby Inland Marine, LP (“Kirby Inland Marine”), a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision penetrated the hull of the Kirby 30015T causing its cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in the U.S. District Court of the Southern District of Texas ‑ Galveston Division seeking limitation of liability and asserting that the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law. Multiple claimants have filed claims in the limitation seeking damages under the Oil Pollution Act of 1990. The court bifurcated the matter into two trials, the first to determine liability amongst the parties and the second to assess damages. The Company entered into a settlement agreement resolving claims of natural resource damage arising out of the spill. Under the agreement, the Company agreed to pay state and federal natural resource trustees $2,102,000. The liability trial was conducted during the week of February 2, 2021. The Court issued its decision on July 8, 2021, finding that the Genesis River was solely at fault and no liability on the part of Kirby Inland Marine. No appeal was filed by the Genesis River. The Company and its insurance carriers are collecting the $20,206,000 judgment from the Genesis River and its interests.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $21,199,000 at September 30, 2021, including $13,847,000 in letters of credit and $7,352,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

For purposes of Management’s Discussion, all net earnings (loss) per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares applicable to diluted earnings (loss) per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of common stock - diluted	60,062	59,931	60,044	59,903

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$598,920	$496,567	$1,655,394	$1,681,652
Net earnings (loss) attributable to Kirby	$(264,730)	$27,489	$(257,915)	$(294,750)
Net earnings (loss) per share attributable to Kirby common stockholders – diluted	$(4.41)	$0.46	$(4.30)	$(4.92)
Net cash provided by operating activities			$280,362	$359,763
Capital expenditures			$71,968	$129,371

The 2021 third quarter included $340,713,000 before taxes, $275,068,000 after taxes, or $4.58 per share, non-cash charges related to impairment of long-lived assets related to coastal marine transportation equipment and impairment of goodwill in the marine transportation segment. See Note 7, Impairments and Other Charges in the financial statements for additional information.

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

Cash provided by operating activities for the 2021 first nine months decreased primarily due to lower revenues and operating income in the marine transportation segment, partially offset by the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return. For the 2021 first nine months, capital expenditures of $71,968,000 included $61,565,000 in the marine transportation segment and $10,403,000 in the distribution and services segment and corporate, more fully described under cash flow and capital expenditures below.

The Company projects that capital expenditures for 2021 will be in the $120,000,000 to $130,000,000 range. The 2021 construction program will consist of approximately $10,000,000 for the construction of new inland towboats, $95,000,000 to $100,000,000 primarily for capital upgrades and improvements to existing marine equipment and facilities, and $15,000,000 to $20,000,000 for new machinery and equipment, facilities improvements, and information technology projects in the distribution and services segment and corporate.

The Company’s debt-to-capitalization ratio decreased to 29.8% at September 30, 2021 from 32.2% at December 31, 2020, primarily due to repayments under the Revolving Credit Facility and Term Loan in the 2021 first nine months, partially offset by a decrease in total equity, primarily due to the net loss attributable to Kirby of $257,915,000. The Company’s debt outstanding as of September 30, 2021 and December 31, 2020 is detailed in Long-Term Financing below.

Marine Transportation

For the 2021 third quarter and first nine months, the Company’s marine transportation segment generated 57% and 59%, respectively, of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	September 30,
	2021	2020
Inland tank barges:
Owned	993	1,032
Leased	43	52
Total	1,036	1,084
Barrel capacity (in millions)	23.2	24.5

Active inland towboats (quarter average):
Owned	213	229
Chartered	30	36
Total	243	265

Coastal tank barges:
Owned	30	45
Leased	5	2
Total	35	47
Barrel capacity (in millions)	3.4	4.3

Coastal tugboats:
Owned	26	40
Chartered	9	4
Total	35	44

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana, and a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

During the 2021 first nine months, the Company retired 26 inland tank barges and returned four leased barges. The net result was a decrease of 30 inland tank barges and approximately 907,000 barrels of capacity.

The Company’s marine transportation segment’s revenues for the 2021 third quarter and first nine months increased 6% and decreased 12%, respectively, and operating income decreased 48% and 72%, respectively, compared with the 2020 third quarter and first nine months revenues and operating income. The increase in revenues for the 2021 third quarter was primarily due to increased fuel rebills in the inland and coastal markets and increased tank barge utilization in the inland market. The decreases for the 2021 first nine months were primarily due to reduced barge utilization in the inland and coastal markets as well as reduced term and spot pricing in the inland market when compared to 2020. The decreases were partially offset by the addition of the Savage Inland Marine, LLC (“Savage”) fleet acquired on April 1, 2020. The 2021 third quarter benefited from improving business activity and inland market barge utilization which were largely offset by reduced term pricing when compared to the 2020 third quarter. 2021 third quarter revenues and operating income were also impacted by Hurricane Ida which shuttered almost the entire Southeast Louisiana refinery and chemical complex and key waterways for an extended period of time. The 2021 first nine months was also heavily impacted by Winter Storm Uri during the first quarter which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter. For the 2021 third quarter and first nine months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of marine transportation revenues. For the 2020 third quarter and first nine months, the inland tank barge fleet contributed 77% and 79%, respectively, and the coastal fleet contributed 23% and 21%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter, the low to mid-80% range during the 2021 second quarter, and the low 80% range during the 2021 third quarter. In 2020, inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter, the mid-80% range during the 2020 second quarter, and the low 70% range during the 2020 third quarter. The 2021 first nine months and the 2020 second and third quarters were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown. The 2021 second quarter was favorably impacted by the Colonial Pipeline outage in May. The 2021 first nine months was also impacted by reduced volumes as a result of Winter Storm Uri during the first quarter. The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers. In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first and third quarters and the low to mid‑70% range during the 2021 second quarter. Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during the 2020 second and third quarters. The 2021 first nine months and the 2020 second and third quarters were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry in 2021 and 2020.

During both the 2021 third quarter and first nine months, approximately 65% of marine transportation’s inland revenues were under term contracts and 35% were spot contract revenues. During the 2020 third quarter and first nine months, approximately 70% and 65%, respectively, of marine transportation’s inland revenues were under term contracts and 30% and 35%, respectively, were spot contract revenues. Inland time charters during the 2021 third quarter and first nine months represented 56% and 58%, respectively, of the inland revenues under term contracts compared with 67% in both the 2020 third quarter and first nine months. During both the 2021 third quarter and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. During both the 2020 third quarter and first nine months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during both the 2021 third quarter and first nine months compared with approximately 90% during both the 2020 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021
Inland market:
Term decrease	(7)% – (9)%	(6)% – (8)%	(2)% – (4)%
Spot decrease	(25)% – (30)%	(10)% – (15)%	No change
Coastal market (a):
Term increase (decrease)	No change	No change	No change
Spot increase (decrease)	No change	No change	No change

(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2021, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

The marine transportation segment operating margin was 5.0% for the 2021 third quarter compared with 10.1% for the 2020 third quarter and 3.8% for the 2021 first nine months compared to 12.2% for the 2020 first nine months.

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

For the 2021 third quarter and first nine months, the distribution and services segment generated 43% and 41%, respectively, of the Company’s revenues, of which 87% and 86%, respectively, was generated from service and parts and 13% and 14%, respectively, from manufacturing. The results of the distribution and services segment are largely influenced by the economic cycles of the oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway, and other industrial markets.

Distribution and services revenues for the 2021 third quarter and first nine months increased 48% and 18%, respectively, and operating income increased 900% and 316%, respectively, compared with the 2020 third quarter and first nine months revenues and operating income. In the commercial and industrial market, the increases in the 2021 third quarter and first nine months compared to the 2020 third quarter and first nine months were primarily attributable to improved economic activity across the U.S. which resulted in higher business levels in the power generation and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2021 third quarter and first nine months results. The marine repair business was down slightly compared to the 2020 third quarter and first nine months due to reduced service activity. The commercial and industrial market 2021 first nine months was impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S. during the first quarter. For the 2021 third quarter and first nine months, the commercial and industrial market contributed 59% and 63%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues improved compared to the 2020 third quarter and first nine months due to higher oilfield activity which resulted in increased demand for new and overhauled engines, transmissions, parts, and service. The manufacturing business also experienced increases in orders and deliveries of new and remanufactured pressure pumping equipment as well as power generation equipment for electric fracturing. For the 2021 third quarter and first nine months, the oil and gas market contributed 41% and 37%, respectively, of the distribution and services revenues.

The distribution and services segment operating margin for the 2021 third quarter was 4.2% compared with 0.6% for the 2020 third quarter and 2.9% for the 2021 first nine months compared to (1.6)% for the 2020 first nine months. The 2020 first nine months results were adversely impacted by the bankruptcy of a large oil and gas customer, resulting in a $3,339,000 bad debt expense charge and severance expenses of $1,354,000 as a result of workforce reductions.

Outlook

Although the COVID-19 delta variant in the U.S. and around the world has created some uncertainty which has slowed the pace of the economic recovery, the Company expects further growth in marine transportation during the 2021 fourth quarter. Supply chain and labor constraints and delays of key components, particularly in distribution and services, could defer some product sales and manufacturing deliveries into 2022 resulting in modest declines in revenue in distribution and services during the 2021 fourth quarter.

In the inland marine transportation market, barge utilization in October improved into the high 80% range and is expected to remain strong for the duration of the fourth quarter as Louisiana refinery and petrochemical plants restart and customers boost production levels to meet pend-up demand. While ongoing navigational issues in the wake of Hurricane Ida, which have resulted in extended closures of key waterways and contributed to some increases in barge utilization, should subside, the onset of seasonal winter weather and continued economic growth should result in improved barge utilization. Overall, increased inland activity levels should yield further improvements in the spot market, which currently represents approximately 35% of inland revenue, and contribute to improved revenues and operating margins. During the fourth quarter and into 2022, term contracts that renewed lower over the past year should reset to reflect the improved market conditions. Overall, inland revenues are expected to increase in the 2021 fourth quarter with operating margins around 10%.

As of September 30, 2021, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 350 were over 30 years old and approximately 285 of those over 40 years old. The Company estimates that approximately 60 to 75 new tank barges have been ordered for delivery in 2021 and many older tank barges, including an expected 28 by the Company, will be retired, dependent on 2021 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide. The extent of the retirements is dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, market conditions are expected to modestly improve in the 2021 fourth quarter. Combined with the recent sale of the Hawaiian marine equipment and the retirement of underutilized barges, coastal barge utilization is expected to be near 90% in the fourth quarter. Although the Hawaii equipment has been sold, the Company has chartered and will continue to operate the assets until existing customer contracts expire at the end of 2021. Elsewhere in the coastal market, planned shipyard activity on several large capacity barges will likely result in an overall sequential revenue reduction in the mid-single digits during the fourth quarter with operating margins at or slightly below breakeven.

As of September 30, 2021, the Company estimated there were approximately 270 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is aware of one announced small specialized coastal ATB in the 195,000 barrels or less category that was delivered in the 2021 first quarter with no further coastal barges currently under construction.

The results of the distribution and services segment are largely influenced by the cycles of the land-based oilfield service and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets. Seasonality in the commercial and industrial market, including reduced marine repair activity, lower demand for Thermo King refrigeration parts and service, and reduced utilization of the power generation rental fleet, are all expected to contribute to sequential reductions in revenue and operating income in the 2021 fourth quarter.

In the distribution and services oil and gas market, strong commodity prices and oilfield activity levels are expected to yield robust demand for new transmissions, service, and parts for the duration of the year. In manufacturing, activity is also expected to remain strong driven by an increasing backlog of environmentally friendly pressure pumping equipment, frac related power generation equipment, and remanufacturing of existing conventional equipment. However, increasing original equipment manufacturer supply chain issues are expected to delay some sales into 2022 and result in a sequential reduction in oil and gas revenues and operating margins. Overall, compared to the 2021 third quarter, distribution and services revenues are expected to decline modestly with operating margins in the low to mid-single digits.

While the Company's outlook is dependent on developments regarding the COVID-19 pandemic and related supply chain constraints, the Company has maintained business continuity and expects to continue to do so.

Acquisition

During the nine months ended September 30, 2021, the Company purchased four inland tank barges from a leasing company for $7,470,000 in cash. The Company had been leasing the barges prior to the purchase. Financing of the purchase was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	%	2020	%	2021	%	2020	%
Marine transportation	$338,514	57%	$320,602	65%	$972,352	59%	$1,104,846	66%
Distribution and services	260,406	43	175,965	35	683,042	41	576,806	34
	$598,920	100%	$496,567	100%	$1,655,394	100%	$1,681,652	100%

Marine Transportation

The following table sets forth the Company’s marine transportation segment’s revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Marine transportation revenues	$338,514	$320,602	6%	$972,352	$1,104,846	(12)%

Costs and expenses:
Costs of sales and operating expenses	237,233	207,038	15	681,317	717,923	(5)
Selling, general and administrative	29,464	26,554	11	88,314	85,294	4
Taxes, other than on income	8,422	7,307	15	23,828	27,852	(14)
Depreciation and amortization	46,480	47,312	(2)	141,560	139,295	2
	321,599	288,211	12	935,019	970,364	(4)
Operating income	$16,915	$32,391	(48)%	$37,333	$134,482	(72)%
Operating margins	5.0%	10.1%		3.8%	12.2%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2021 Third Quarter Revenue Distribution	2021 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	25%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

The Company’s marine transportation segment’s revenues for the 2021 third quarter and first nine months increased 6% and decreased 12%, respectively, compared with the 2020 third quarter and first nine months revenues. The increase for the 2021 third quarter was primarily due to increased fuel rebills in the inland and coastal markets and increased tank barge utilization in the inland market. The decrease for the 2021 first nine months was primarily due to reduced barge utilization in the inland and coastal markets as well as reduced term and spot pricing in the inland market when compared to 2020. The decrease was partially offset by the addition of the Savage fleet acquired on April 1, 2020. The 2021 third quarter benefited from improving business activity and inland market barge utilization which were largely offset by reduced term pricing when compared to the 2020 third quarter. 2021 third quarter revenues and operating income were also impacted by Hurricane Ida which shuttered almost the entire Southeast Louisiana refinery and chemical complex and key waterways for an extended period of time. The 2021 first nine months was also heavily impacted by Winter Storm Uri during the first quarter which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter. For the 2021 third quarter and first nine months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of marine transportation revenues. For the 2020 third quarter and first nine months, the inland tank barge fleet contributed 77% and 79%, respectively, and the coastal fleet contributed 23% and 21%, respectively, of marine transportation revenues.

Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter, the low to mid-80% range during the 2021 second quarter, and the low 80% range during the 2021 third quarter. In 2020, inland tank barge utilization levels averaged in the low to mid-90% range during the 2020 first quarter, the mid-80% range during the 2020 second quarter, and the low 70% range during the 2020 third quarter. The 2021 first nine months and the 2020 second and third quarters were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown. The 2021 second quarter was favorably impacted by the Colonial Pipeline outage in May. The 2021 first nine months was also impacted by reduced volumes as a result of Winter Storm Uri during the first quarter. The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers. In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first and third quarters and the low to mid‑70% range during the 2021 second quarter. Coastal tank barge utilization levels averaged in the low to mid-80% range during the 2020 first quarter and the mid-70% range during the 2020 second and third quarters. The 2021 first nine months and the 2020 second and third quarters were impacted by reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry in 2021 and 2020.

The petrochemical market, the Company’s largest market, contributed 51% and 50% of marine transportation revenues for the 2021 third quarter and first nine months, respectively, reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic. During the 2021 first quarter, as much as 80% of U.S. chemical plant capacity was offline at the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues; however, volumes and revenues sequentially improved in the 2021 second quarter as chemical plants resumed full operations by May. During the 2021 third quarter, volumes declined again as numerous Louisiana chemical plants were shut down for an extended period of time as a result of Hurricane Ida.

The black oil market, which contributed 25% and 26% of marine transportation revenues for the 2021 third quarter and first nine months, respectively, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic. During the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues. Although refinery utilization increased back to near 90% in the 2021 second quarter contributing to sequentially increased volumes and revenues, volumes declined again during the 2021 third quarter as Louisiana refineries were shut down for an extended period of time as a result of Hurricane Ida. During the 2021 third quarter and first nine months, the Company continued to transport crude oil and natural gas condensate produced from the Permian Basin as well as reduced volumes from the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of marine transportation revenues for both the 2021 third quarter and first nine months, reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic. In addition, during the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues. Although refinery utilization increased back to near 90% in the 2021 second quarter contributing to sequentially increased volumes and revenues, volumes declined again during the 2021 third quarter as Louisiana refineries were shut down for an extended period of time as a result of Hurricane Ida.

The agricultural chemical market, which contributed 4% of marine transportation revenues for both the 2021 third quarter and first nine months, saw modest reductions in demand for transportation of both domestically produced and imported products, primarily due to reduced demand associated with the COVID-19 pandemic.

For the 2021 third quarter, the inland operations incurred 1,499 delay days, 12% more than the 1,335 delay days that occurred during the 2020 third quarter. For the 2021 first nine months, the inland operations incurred 7,275 delay days, 16% fewer than the 8,640 delay days that occurred during the 2020 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days for the 2021 and 2020 first nine months reflected poor operating conditions due to heavy wind and fog along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways as a result of lock maintenance projects during the 2021 and 2020 first quarters. The decrease in delay days in the 2021 first nine months reflects reduced volumes and barge utilization compared to the 2020 first nine months while the increase in delay days in the 2021 third quarter reflects the impacts of Hurricane Ida as well as significant lock closures along the Gulf Intracoastal Waterway compared to the 2020 third quarter.

During both the 2021 third quarter and first nine months, approximately 65% of marine transportation’s inland revenues were under term contracts and 35% were spot contract revenues. During the 2020 third quarter and first nine months, approximately 70% and 65%, respectively, of marine transportation’s inland revenues were under term contracts and 30% and 35%, respectively, were spot contract revenues. Inland time charters during the 2021 third quarter and first nine months represented 56% and 58%, respectively, of the inland revenues under term contracts compared with 67% in both the 2020 third quarter and first nine months. During both the 2021 third quarter and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. During both the 2020 third quarter and first nine months, approximately 85% of coastal revenues were under term contracts, and 15% were under spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during both the 2021 third quarter and first nine months compared with approximately 90% during both the 2020 third quarter and first nine months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021
Inland market:
Term decrease	(7)% – (9)%	(6)% – (8)%	(2)% – (4)%
Spot decrease	(25)% – (30)%	(10)% – (15)%	No change
Coastal market (a):
Term increase (decrease)	No change	No change	No change
Spot increase (decrease)	No change	No change	No change

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

Marine Transportation Costs and Expenses

Costs and expenses for the 2021 third quarter and first nine months increased 12% and decreased 4%, respectively, compared with the 2020 third quarter and first nine months. Costs of sales and operating expenses for the 2021 third quarter and first nine months increased 15% and decreased 5%, respectively, compared with the 2020 third quarter and first nine months, respectively. The decreases during the 2021 first nine months primarily reflect to cost reductions across the segment, including a reduction in towboats during the 2020 last nine months and the 2021 first quarter and a reduction in maintenance expenses during the first half of the year, partially offset by the addition of the Savage fleet in April 2020. The increases during the 2021 third quarter primarily reflect increased fuel costs and maintenance expenses as business activity levels improved.

The inland marine transportation fleet operated an average of 243 towboats during the 2021 third quarter, of which an average of 30 were chartered, compared with 265 during the 2020 third quarter, of which an average of 36 were chartered. The decrease was primarily due to reduced horsepower requirements as a result of a smaller barge fleet, crewing issues associated with the COVID-19 delta variant, and reduced activity as a result of the impacts of Hurricane Ida. Generally, as demand or anticipated demand increases or decreases, as new tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2021 third quarter, the inland operations consumed 11.8 million gallons of diesel fuel compared to 10.2 million gallons consumed during the 2020 third quarter. The average price per gallon of diesel fuel consumed during the 2021 third quarter was $2.24 per gallon compared with $1.27 per gallon for the 2020 third quarter. During the 2021 first nine months, the inland operations consumed 34.4 million gallons of diesel fuel compared to 36.3 million gallons consumed during the 2020 first nine months. The average price per gallon of diesel fuel consumed during the 2021 first nine months was $1.99 per gallon compared with $1.47 per gallon for the 2020 first nine months. Fuel escalation and de-escalation clauses on term contracts are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2021 third quarter and first nine months increased 11% and 4%, respectively, compared with the 2020 third quarter and first nine months. The increase in the 2021 third quarter was primarily due to higher incentive compensation accruals, medical costs, and professional fees.

Taxes, other than on income, for the 2021 third quarter and first nine months increased 15% and decreased 14%, respectively, compared with the 2020 third quarter and first nine months. The increase during the 2021 third quarter primarily reflected higher property taxes on marine transportation equipment due to a favorable adjustment in the 2020 third quarter and higher waterway use taxes, while the decrease for the first nine months reflected lower property taxes on marine transportation equipment during the first half of the year.

Depreciation and amortization for the 2021 third quarter and first nine months decreased 2% and increased 2%, respectively, compared to the 2020 third quarter and first nine months. The decrease in the 2021 third quarter primarily reflects retirements of marine equipment during the 2020 fourth quarter and the 2021 first nine months while the increase in the first nine months reflects the acquisition of the Savage fleet in April 2020.

Marine Transportation Operating Income and Operating Margin

Marine transportation operating income for the 2021 third quarter and first nine months decreased 48% and 72%, respectively, compared with the 2020 third quarter and first nine months. The 2021 third quarter operating margin was 5.0% compared with 10.1% for the 2020 third quarter. The 2021 first nine months operating margin was 3.8% compared with 12.2% for the 2020 first nine months. The decreases in operating income and operating margin were primarily due to reduced barge utilization in the inland and coastal markets as well as decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic and reduced volumes as a result of Hurricane Ida and Winter Storm Uri along with increased maintenance costs during the 2021 third quarter. Operating margins for the 2021 third quarter and first nine months were also impacted by the increased cost of diesel fuel.

Distribution and Services

The following table sets forth the Company’s distribution and services segment’s revenues, costs and expenses, operating income (loss), and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Distribution and services revenues	$260,406	$175,965	48%	$683,042	$576,806	18%

Costs and expenses:
Costs of sales and operating expenses	207,877	133,726	55	537,100	449,948	19
Selling, general and administrative	35,002	33,098	6	104,477	108,295	(4)
Taxes, other than on income	1,470	1,754	(16)	4,620	5,636	(18)
Depreciation and amortization	5,018	6,283	(20)	16,739	22,252	(25)
	249,367	174,861	43	662,936	586,131	13
Operating income (loss)	$11,039	$1,104	900%	$20,106	$(9,325)	316%
Operating margins	4.2%	0.6%		2.9%	(1.6)%

Distribution and Services Revenues

The following table shows the markets serviced by the Company’s distribution and services segment, the revenue distribution, and the customers for each market:

Markets Serviced	2021 Third Quarter Revenue Distribution	2021 Nine Months Revenue Distribution	Customers
Commercial and Industrial	59%	63%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	41%	37%	Oilfield Services, Oil and Gas Operators and Producers

Distribution and services revenues for the 2021 third quarter and first nine months increased 48% and 18%, respectively, compared with the 2020 third quarter and first nine months revenues. In the commercial and industrial market, the increase in the 2021 third quarter and first nine months compared to the 2020 third quarter and first nine months was primarily attributable to improved economic activity across the U.S. which resulted in higher business levels in the power generation and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2021 third quarter and first nine months results. The marine repair business was down slightly compared to the 2020 third quarter and first nine months due to reduced service activity. The commercial and industrial market 2021 first nine months was impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S. during the first quarter. For the 2021 third quarter and first nine months, the commercial and industrial market contributed 59% and 63%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues improved compared to the 2020 third quarter and first nine months due to higher oilfield activity which resulted in increased demand for new and overhauled engines, transmissions, parts, and service. The manufacturing business also experienced increases in orders and deliveries of new and remanufactured pressure pumping equipment as well as power generation equipment for electric fracturing. For the 2021 third quarter and first nine months, the oil and gas market contributed 41% and 37%, respectively, of the distribution and services revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2021 third quarter and first nine months increased 43% and 13%, respectively, compared with the 2020 third quarter and first nine months. Costs of sales and operating expenses for the 2021 third quarter and first nine months increased 55% and 19%, respectively, compared with the 2020 third quarter and first nine months, reflecting higher demand in the on-highway and power generation businesses in commercial and industrial markets in the 2021 third quarter. The increase also reflects higher demand for new and overhauled transmissions and related parts and service and increased demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for the 2021 third quarter and first nine months increased 6% and decreased 4%, respectively, compared to the 2020 third quarter and first nine months. The increase for the 2021 third quarter is primarily due to increased incentive compensation accruals, medical costs, and warranty accruals, while the decrease for the first nine months was primarily due to a bad debt expense charge of $3,339,000 as a result of the bankruptcy of a large oil and gas customer and $1,354,000 of severance expense as a result of workforce reductions each during the 2020 second quarter.

Depreciation and amortization for the 2021 third quarter and first nine months decreased 20% and 25%, respectively, compared to the 2020 third quarter and first nine months. The decrease during the 2021 first nine months was primarily due to lower amortization of intangible assets other than goodwill, which were impaired during the 2020 first quarter. The decrease during the 2021 third quarter also reflected certain equipment and leasehold improvements acquired from Stewart & Stevenson LLC becoming fully depreciated during 2020.

Distribution and Services Operating Income (Loss) and Operating Margin

Operating income for the distribution and services segment for the 2021 third quarter and first nine months increased 900% and 316%, respectively, compared with the 2020 third quarter and first nine months. The operating margin for the 2021 third quarter was 4.2% compared with 0.6% for the 2020 third quarter and 2.9% for the 2021 first nine months compared to (1.6)% for the 2020 first nine months. The results reflect increased business levels in both the commercial and industrial and oil and gas markets and a return to profitability, partially offset by higher costs and expenses.

General Corporate Expenses

General corporate expenses for the 2021 third quarter and first nine months increased compared to the 2020 third quarter and first nine months primarily due to costs related to Hurricane Ida.

(Gain) Loss on Disposition of Assets

The Company reported a net gain on disposition of assets of $830,000 for the 2021 third quarter compared with a net loss of $316,000 for the 2020 third quarter. The Company reported a net gain on disposition of assets of $5,082,000 for the 2021 first nine months compared with a net loss of $13,000 for the 2020 first nine months. The net gains and losses were primarily from sales of marine equipment.

Other Income and Expenses

The following table sets forth impairments and other charges, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Impairments and other charges	$(340,713)	$—	N/A	$(340,713)	$(561,274)	(39)%
Other income	$1,832	$1,172	56%	$8,146	$6,185	32%
Noncontrolling interests	$422	$(204)	307%	$5	$(743)	101%
Interest expense	$(10,500)	$(11,809)	(11)%	$(32,172)	$(37,316)	(14)%

Impairments and Other Charges

Impairments and other charges in the 2021 third quarter and first nine months includes $340,713,000 before taxes, $275,068,000 after taxes, or $4.58 per share, non-cash charges related to impairment of long-lived assets related to coastal marine transportation equipment and impairment of goodwill in the marine transportation segment. See Note 7, Impairments and Other Charges in the financial statements for additional information.

Impairments and other charges in the 2020 first nine months includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment. See Note 7, Impairments and Other Charges in the financial statements for additional information.

Other Income

Other income for the 2021 and 2020 third quarters include income of $1,684,000 and $1,154,000, respectively, and the 2021 and 2020 first nine months include income of $5,992,000 and $4,793,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2021 first nine months also includes interest income from the Company’s 2019 federal income tax refund received in February 2021.

Noncontrolling Interests

Noncontrolling interests for the 2021 third quarter and first nine months includes an allocation of the non-cash impairment charge of $844,000.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average debt	$1,238,263	$1,609,367	$1,328,830	$1,583,846
Average interest rate	3.3%	2.9%	3.2%	3.1%

Interest expense for the 2021 third quarter and first nine months decreased 11% and 14%, respectively, compared with the 2020 third quarter and first nine months, primarily due to a lower average debt outstanding as a result of debt repayments since the 2020 first quarter. There was no capitalized interest excluded from interest expense during the 2021 or 2020 first nine months.

Benefit for Taxes on Income

During the 2020 third quarter and first nine months, pursuant to provisions of the CARES Act, net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017. Net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% in effect at September 30, 2020. The Company generated an effective tax rate benefit in the 2020 third quarter and first nine months as a result of such carrybacks.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2021	December 31, 2020	% Change
Assets:
Current assets	$978,591	$1,047,971	(7)%
Property and equipment, net	3,705,247	3,917,070	(5)
Operating lease right-of-use assets	159,627	174,317	(8)
Goodwill	438,748	657,800	(33)
Other intangibles, net	62,233	68,979	(10)
Other assets	45,436	58,037	(22)
	$5,389,882	$5,924,174	(9)%

Liabilities and stockholders’ equity:
Current liabilities	$512,197	$466,032	10%
Long-term debt, net – less current portion	1,206,193	1,468,546	(18)
Deferred income taxes	552,913	606,844	(9)
Operating lease liabilities – less current portion	152,615	163,496	(7)
Other long-term liabilities	119,740	131,703	(9)
Total equity	2,846,224	3,087,553	(8)
	$5,389,882	$5,924,174	(9)%

Current assets as of September 30, 2021 decreased 7% compared with December 31, 2020. Trade accounts receivable increased 24% primarily due to increased business activity in both the marine transportation and distribution and services segments, during the 2021 third quarter, compared to the 2020 fourth quarter. Other accounts receivable decreased 47%, primarily due to the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return. Prepaid expenses and other current assets increased 30% primarily due to the increase in the price of diesel fuel and the reclassification of certain coastal marine transportation equipment to held for sale.

Property and equipment, net of accumulated depreciation, at September 30, 2021 decreased 5% compared with December 31, 2020. The decrease reflected $157,607,000 of depreciation expense, $131,773,000 of property disposals, including the sale of the Hawaii marine transportation equipment, and retirement of underutilized equipment that was reclassified to held for sale, and $15,430,000 of non-cash impairment charges related to coastal marine transportation equipment held and used during the 2021 first nine months, partially offset by $85,517,000 of capital additions (including an increase in accrued capital expenditures of $13,549,000) and $7,470,000 related to the acquisition of four inland tank barges during the 2021 first nine months, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of September 30, 2021 decreased 8% compared to December 31, 2020, primarily due to lease amortization expense and impairment charges, partially offset by new leases acquired during the 2021 first nine months.

Goodwill, as of September 30, 2021 decreased 33% compared with December 31, 2020, due to a goodwill impairment in the marine transportation segment.

Other intangibles, net, as of September 30, 2021 decreased 10% compared with December 31, 2020, primarily due to amortization during the 2021 first nine months.

Other assets as of September 30, 2021 decreased 22% compared with December 31, 2020, primarily due to amortization of drydock expenditures during the 2021 first nine months.

Current liabilities as of September 30, 2021 increased 10% compared with December 31, 2020. Accounts payable increased 12%, primarily due to an increase in accrued capital expenditures. Accrued liabilities increased 2% primarily due to higher accrued property and sales taxes and higher insurance claims, partially offset by the payment of accrued interest. Deferred revenues increased 48%, primarily due to deposits on equipment expected to be shipped in the 2021 fourth quarter and into 2022 in the distribution and services segment.

Long-term debt, net – less current portion, as of September 30, 2021 decreased 18% compared with December 31, 2020, primarily reflecting repayments of $250,000,000 and $15,000,000 under the Revolving Credit Facility and Term Loan, respectively. Net debt discount and deferred issuance costs were $3,807,000 (excluding $1,559,000 attributable to the Revolving Credit Facility included in other assets on the balance sheet) at September 30, 2021 and $6,454,000 at December 31, 2020.

Operating lease liabilities – less current portion, as of September 30, 2021 decreased 7% compared to December 31, 2020, primarily due to lease payments made, partially offset by new leases acquired and liability accretion during the 2021 first nine months.

Other long-term liabilities as of September 30, 2021 decreased 9% compared with December 31, 2020, primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of September 30, 2021 decreased 8% compared with December 31, 2020. The decrease was primarily due to the net loss attributable to Kirby of $257,915,000 and tax withholdings of $2,856,000 on restricted stock and RSU vestings, partially offset by amortization of unearned share-based compensation of $12,793,000, each during the 2021 first nine months.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2021	December 31, 2020
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$—	$250,000
Term Loan due March 27, 2024 (a)	360,000	375,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2022	—	—
Bank notes payable	1,983	40
	1,211,983	1,475,040
Unamortized debt discounts and issuance costs (b)	(3,807)	(6,454)
	$1,208,176	$1,468,586

(a)
Variable interest rate of 1.5% at both September 30, 2021 and December 31, 2020.
(b)
Excludes $1,559,000 attributable to the Revolving Credit Facility included in other assets at September 30, 2021.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024. The Term Loan is due on March 27, 2024 and is prepayable, in whole or in part, without penalty. During the nine months ended September 30, 2021, the Company repaid $15,000,000 under the Term Loan. During October 2021, the Company repaid $20,000,000 under the Term Loan. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $844,937,000 as of September 30, 2021. Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of September 30, 2021.

As of September 30, 2021, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash Flow and Capital Expenditures

The Company generated favorable operating cash flows during the 2021 first nine months with net cash provided by operating activities of $280,362,000 compared with $359,763,000 for the 2020 first nine months, a 22% decrease. The decrease was primarily due to decreased revenues and operating income in the marine transportation segment, partially offset by the receipt of a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return, increased revenues and operating income in the distribution and services segment, reduced incentive compensation payouts in the 2021 first quarter compared to the 2020 first quarter, and the Savage acquisition in April 2020. Decreases in marine transportation revenues and operating income were driven by reduced barge utilization in the inland and coastal markets during the first half of 2021 and decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic. The 2021 third quarter marine transportation revenues and operating income were also negatively impacted by the impacts of Hurricane Ida. The decrease in cash flows was also partially due to a smaller decrease in inventories in the 2021 first nine months than in the 2020 first nine months. During the 2021 and 2020 first nine months, the Company generated cash of $39,163,000 and $6,538,000, respectively, from proceeds from the disposition of assets, including the sale of the Hawaii marine transportation equipment in the 2021 third quarter, and $629,000 and $353,000, respectively, from proceeds from the exercise of stock options.

For the 2021 first nine months, cash generated was used for capital expenditures of $71,968,000 (net of an increase in accrued capital expenditures of $13,549,000), including $5,151,000 for inland towboat construction and $66,817,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2021 first nine months. As of November 5, 2021, the Company had approximately 1,400,000 shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 5, 2021 the Company also had cash equivalents of $39,277,000, availability of $844,937,000 under its Revolving Credit Facility, and $8,701,000 available under its credit line.

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

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of September 30, 2021, the Company had $844,937,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023 and require no prepayments. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The Term Loan is due on March 27, 2024 and is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $21,199,000 at September 30, 2021, including $13,847,000 in letters of credit and $7,352,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

While inflationary pressures have increased in 2021, during the last three years, inflation has had a relatively minor effect on the financial results of the Company. The marine transportation segment has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. In the distribution and services segment, the cost of major components for large manufacturing orders is secured with suppliers at the time a customer order is finalized, which limits exposure to inflation. The repair portion of the distribution and services segment is based on prevailing current market rates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2021, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. During the third quarter of 2021, the Company completed the preparation and implementation of changes to its financial reporting software. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 8, 2021