Form 10-K
period 2021-12-31
KIRBY CORP
filed 2022-02-18
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

713-435-1000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2021, was $3,605,823,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 17, 2022, 60,201,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 26, 2022, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

KIRBY CORPORATION
2021 FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. Through its distribution and services segment, the Company sells after-market service and genuine replacement parts for engines, transmissions, reduction gears, and power generation equipment used in oil and gas and commercial and industrial applications. The Company also rents a variety of power generation and industrial equipment, manufactures and remanufactures oilfield service equipment, including pressure pumping units, and manufactures electric power generation equipment for oilfield customers.

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

Documents and Information Available on Website

The Internet address of the Company’s website is http://www.kirbycorp.com. The Company makes available free of charge through its website, all of its filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The following documents are available on the Company’s website in the Investor Relations section under Corporate Governance:

•
Audit Committee Charter
•
Compensation Committee Charter
•
ESG and Nominating Committee Charter
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

The Company, through its marine transportation segment, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. The Company operates offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes in the United States coastal trade. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the Company’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

The Company, through its distribution and services segment, sells after-market service and genuine replacement parts for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and control systems, energy storage battery systems, and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, and manufacturers electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield customers.

The Company has approximately 5,125 employees, the large majority of whom are in the United States.

MARINE TRANSPORTATION

The marine transportation segment is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of December 31, 2021, the equipment owned or operated by the marine transportation segment consisted of 1,025 inland tank barges with 22.9 million barrels of capacity, and an average of 255 inland towboats during the fourth quarter of 2021, as well as 31 coastal tank barges with 3.1 million barrels of capacity, 29 coastal tugboats, four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	348	14.5	4,050,000
Over 20,000 barrels	623	12.9	17,907,000
Specialty double hull	54	36.3	913,000
Total inland tank barges	1,025	14.7	22,870,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	34	34.9
1400 to 1900 horsepower	26	22.1
2000 to 2400 horsepower	148	11.7
2500 to 3200 horsepower	33	10.9
3300 to 4800 horsepower	9	21.2
Greater than 5000 horsepower	5	22.1
Total inland towboats	255	16.3

Coastal tank barges (owned and leased):
30,000 barrels and under	2	27.1	37,000
50,000 to 70,000 barrels	4	15.2	163,000
80,000 to 90,000 barrels	10	18.3	849,000
100,000 to 110,000 barrels	6	15.5	630,000
120,000 to 150,000 barrels	3	20.0	416,000
Over 150,000 barrels	6	6.1	1,046,000
Total coastal tank barges	31	15.7	3,141,000

Coastal tugboats (owned and chartered):
2000 to 2900 horsepower	1	46.1
3000 to 3900 horsepower	3	32.7
4000 to 4900 horsepower	8	12.2
5000 to 6900 horsepower	11	5.7
Greater than 7000 horsepower	6	11.5
Total coastal tugboats	29	12.2

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	4	23.1	67,000

Offshore tugboats and docking tugboat (owned and chartered)	5	30.5

The 255 inland towboats, 29 coastal tugboats, four offshore tugboats and one docking tugboat provide the power source and the 1,025 inland tank barges, 31 coastal tank barges and four offshore dry-bulk cargo barges provide the freight capacity for the marine transportation segment. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to up to 25 tank barges, depending upon the horsepower of the towboat, the waterway infrastructure capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

The United States coastal waterway system consists of ports along the Atlantic, Gulf and Pacific coasts, as well as ports in Alaska, Hawaii and on the Great Lakes. Like the inland waterways, the coastal trade is vital to the United States distribution system, particularly the regional distribution of refined petroleum products from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships. In addition to distribution directly from refineries and storage facilities, coastal tank barges are used frequently to distribute products from pipelines. Many coastal markets receive refined petroleum products principally from coastal tank barges. Smaller volumes of petrochemicals are distributed from Gulf Coast plants to end users whereas black oil, including crude oil and natural gas condensate, is distributed regionally from refineries and terminals along the United States coast to refineries, power plants and distribution terminals.

Based on cost, safety, and level of emissions, barge transportation is often the most efficient and safest means of surface transportation of bulk commodities when compared to railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 22.9 million barrels equates to approximately 38,300 railroad tank cars or approximately 120,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 675 miles by inland barge on one gallon of fuel, compared to 472 miles by railcar or 151 miles by truck. From an emissions perspective, transport by rail and tractor-trailer tank trucks emit approximately 40% and 800%, respectively, more CO2 per ton mile of cargo transported than by inland tank barge. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 3.1 million barrels equates to approximately 5,250 railroad tank cars or approximately 16,450 tractor-trailer tank trucks. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and often in areas relatively remote from population centers. These factors generally help to reduce the number of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of approximately 30 large integrated transportation companies and small operators, as well as captive fleets owned by refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, throughout the Mississippi River and its tributaries and on the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil, refined petroleum products, and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States declined from an estimated 4,200 in 1982 to 2,900 in 1993, remained relatively constant at 2,900 until 2002, decreased to 2,750 from 2002 through 2006, then increased to approximately 4,000 by the end of 2019, and remained relatively flat during 2020 and 2021. The Company believes the decrease from 4,200 in 1982 to 2,750 in 2006 primarily resulted from the increasing age of the domestic tank barge fleet, which resulted in scrapping; rates inadequate to justify new construction; a reduction in tax incentives, which previously encouraged speculative construction of new equipment; stringent operating standards to adequately cope with safety and environmental risk; the elimination of government regulations and programs supporting the many small refineries and the proliferation of oil traders which created a strong demand for tank barge services; an increase in the average capacity per barge; and an increase in environmental regulations that mandate expensive equipment modification, which some owners were unwilling or unable to undertake given capital constraints and the age of their fleets. The cost of tank barge hull work for required periodic United States Coast Guard (“USCG”) certifications, as well as general safety and environmental concerns, force operators to periodically reassess their ability to recover maintenance costs. The increase from 2,750 tank barges in 2006 to approximately 4,000 by the end of 2019 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The number of industry tank barges has remained relatively constant from 2019 through the end of 2021. The Company’s 1,025 inland tank barges represent approximately 26% of the industry’s approximately 4,000 inland tank barges.

For 2019, the Company estimated that industry-wide 150 new tank barges were placed in service and 100 tank barges were retired. For 2020, the Company estimated that industry-wide approximately 150 new tank barges were placed in service and 150 tank barges were retired. For 2021, the Company estimated that industry-wide 70 new tank barges were placed in service and 90 tank barges were retired. During 2019, the Company's inland tank barge utilization rates increased above 90% due to a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and higher volumes of crude oil moved from the Northern U.S. to the Gulf Coast. During 2020, the Company's tank barge utilization decreased from the low to mid-90% range in the 2020 first quarter to the high 60% range during the 2020 fourth quarter as a result of a reduction in demand due to the COVID-19 pandemic. During 2021, the Company's inland barge utilization improved to the mid-to high 80% range by the fourth quarter as the economy began to recover from the COVID-19 pandemic. The Company estimates that approximately 5 to 10 new tank barges have currently been ordered for delivery in 2022. Generally, the risk of an oversupply of tank barges may be mitigated by increased petrochemical, black oil and refined petroleum products volumes from increased production from current facilities, plant expansions, the opening of new facilities, and the fact that the inland tank barge industry has approximately 385 tank barges that are 30 years old or older and approximately 280 of those are 40 years old or older, which could lead to retirement of these older tank barges. The average age of the nation’s inland tank barge fleet is approximately 15 years.

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

Coastal Tank Barge Industry

The Company also operates in the United States coastal tank barge industry, operating tank barges in the 195,000 barrels or less category. This market is composed of approximately 20 large integrated transportation companies and small operators. The 195,000 barrels or less category coastal tank barge industry primarily provides regional marine transportation distribution of bulk liquid cargoes along the United States’ Atlantic, Gulf and Pacific coasts, in Alaska and Hawaii, and to a lesser extent, on the Great Lakes. Products transported are primarily refined petroleum products and black oil from refineries and storage facilities to a variety of destinations, including other refineries, distribution terminals, power plants and ships, the regional movement of crude oil and natural gas condensate to Gulf Coast, Northeast and West Coast refineries, and the movement of petrochemicals primarily from Gulf Coast petrochemical facilities to end users.

The number of coastal tank barges that operate in the 195,000 barrels or less category is approximately 270, of which the Company operates 31 or approximately 11%. The average age of the nation’s coastal tank barge fleet is approximately 15 years. The Company is aware of one small specialized coastal articulated tank barge and tugboat unit ("ATB") that was delivered in the first quarter of 2021 with no further coastal barges currently under construction. The coastal tank barge fleet has approximately 20 tank barges that are over 25 years old. The number of older tank barges, coupled with low industry-wide barge utilization levels and ballast water treatment regulations, could lead to further retirements of these older tank barges in the next few years.

Competition in the Tank Barge Industry

The tank barge industry is very competitive. Competition in this business is based on price and reliability, with many of the industry’s customers emphasizing enhanced vetting requirements, an increased emphasis on safety, the environment, and high quality service consistent with the customer's operational standards. Customers also require that their supplier of tank barge services have the ability to handle a variety of requirements, including distribution capabilities throughout the inland waterway system and coastal markets, high levels of flexibility, and an emphasis on safety, environmental and financial responsibility, as well as appropriate insurance coverage.

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by refining and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 1,025 tank barges as of December 31, 2021, or approximately 26% of the estimated total number of domestic inland tank barges.

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

While the Company competes primarily with other tank barge companies, it also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars, and tractor-trailer tank trucks. As noted above, the Company believes that both inland and coastal marine transportation of bulk liquid products enjoy a substantial cost advantage over railroad and truck transportation. The Company believes that refined product and crude oil pipelines, although often a less expensive form of transportation than inland and coastal tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. During 2021, the Company’s inland marine transportation operation moved over 47 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda. These products are consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 50% of the segment’s 2021 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 26% of the segment’s 2021 revenues. Black oil customers are refining companies, marketers, and end users that require the transportation of black oil between refineries and storage terminals, to other refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 20% of the segment’s 2021 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 4% of the segment’s 2021 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Petrochemical products are used in both consumer non-durable and durable goods. Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. Barge utilization ranged from the low to mid-90% range during the majority of 2019 as a result of a favorable pricing environment for customers’ products, new petrochemical industry capacity that led to increased movements of petrochemicals, and the continued retirement of older barges from the segment’s fleet. During 2020, Gulf Coast petrochemical plants saw reduced production levels as a result of lower demand due to the COVID-19 pandemic thereby decreasing marine transportation volumes of basic petrochemicals to both domestic consumers and terminals for export destinations. In addition, during the 2020 third quarter, the petrochemical complex along the Gulf Coast was impacted by hurricanes and tropical storms, further reducing barge volumes and closing critical waterways for extended periods of time. As a result, barge utilization decreased from the low to mid-90% range during the 2020 first quarter to the high 60% range in the 2020 fourth quarter and then recovered to the mid-to high 80% range in the 2021 fourth quarter as the economy improved. Coastal tank barge utilization for the transportation of petrochemicals remained steady in the mid-to-high 80% range for 2019 through 2021 due to a high percentage of term contracts.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2019 through 2021, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, albeit, at reduced levels as some of the product was transported by newly constructed pipelines. During 2020, the Company experienced a further decrease in volumes being transported along these routes as a result of reduced demand due to the COVID-19 pandemic and oil price volatility during the year. During 2021, volumes recovered from the lows seen in 2020 as economic activity improved. During 2019, strong demand for crude oil and natural gas condensate movements resulted in inland black oil tank barge utilization in the mid-to high 90% range. During 2020, the COVID-19 pandemic resulted in reduced demand for crude oil and natural gas condensate movements and resulted in a decrease in black oil tank barge utilization from the low to mid-90% range during the 2020 first half to the mid-60% to low 70% range during the 2020 second half. During 2021, as economic activity improved, black oil tank barge utilization averaged in the mid 70% range during the first nine months of 2021 and recovered to the high 80% range in the 2021 fourth quarter. Coastal black oil tank barge utilization averaged in the high 90% range in 2019 due to the retirement of coastal barges throughout the industry and declined slightly to the mid 90% range in 2020 and 2021 despite the reduced demand as a result of the COVID-19 pandemic as utilization was supported by a high percentage of term contracts. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel, and weather conditions. Volumes can also be affected by gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to the Gulf Coast. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas rely upon access to refined petroleum products by using marine transportation in the distribution chain. Coastal refined petroleum products tank barge utilization in 2019 was in the low 70% range primarily due to the retirement of out-of-service coastal barges during prior years and improved customer demand resulting in higher barge utilization in the spot market in 2019. In 2020, coastal refined petroleum products tank barge utilization declined to the low 60% range due to the COVID-19 pandemic and the resulting reduction in demand and recovered into the low 70% range in the 2021 fourth quarter due to increased business activity and the retirement of underutilized equipment in the 2021 third quarter.

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

Marine Transportation Operations

The marine transportation segment operated a fleet of 1,025 inland tank barges and an average of 255 inland towboats during the 2021 fourth quarter, as well as 31 coastal tank barges and 29 coastal tugboats. The segment also operated four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The Linehaul fleet transports petrochemical feedstocks, chemicals, agricultural chemicals and lube oils along the Gulf Intracoastal Waterway, Mississippi River and the Illinois and Ohio Rivers. Loaded tank barges are staged in the Baton Rouge area from Gulf Coast refineries and petrochemical plants, and are transported from Baton Rouge, Louisiana to waterfront terminals and plants on the Mississippi, Illinois and Ohio Rivers, and along the Gulf Intracoastal Waterway, on regularly scheduled linehaul tows. Tank barges are dropped off and picked up going up and down river.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 1,025 inland tank barges currently operated, 787 are petrochemical and refined petroleum products barges, 153 are black oil barges, 75 are pressure barges and 10 are refrigerated anhydrous ammonia barges. Of the 1,025 inland tank barges, 983 are owned by the Company and 42 are leased.

The fleet of 255 inland towboats for the 2021 fourth quarter ranges from 800 to 6,100 horsepower. Of the 255 inland towboats, 211 are owned by the Company and 44 are chartered. Towboats in the 800 to 2,100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1,400 to 3,200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3,600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under term contracts, which have contract terms of 12 months or longer, or spot contracts, which have contract terms of less than 12 months, with customers with whom the Company has traditionally had long-standing relationships. Typically, term contracts range from one to three years, some of which have renewal options. During 2019, 2020, and 2021 approximately 65% of inland marine transportation revenues were under term contracts and 35% were spot contract revenues.

All of the Company’s inland tank barges used in the transportation of bulk liquid products are of double hull construction and are capable of controlling vapor emissions during loading and discharging operations in compliance with occupational safety and health regulations and air quality regulations.

The Company has the ability to offer its customers optimized distribution capabilities throughout the Mississippi River System and the Gulf Intracoastal Waterway. Such capabilities offer economies of scale from matching tank barges, towboats, products, and destinations efficiently to meet its customers’ requirements.

Through the Company’s proprietary vessel management computer system, the Company’s barge and towboat fleet is dispatched from a centralized dispatch group. The towboats are equipped with cellular and satellite positioning and communication systems that automatically transmit the location of the towboat to the Company’s customer service department. Electronic orders are communicated to vessel personnel with reports of towing activities fed back electronically to the customer service department. The electronic interface between the customer service department and the vessel enables matching of customer needs to barge capabilities, thereby promoting efficient utilization of the tank barge and towboat fleet. The Company’s customers are able to access information concerning the movement of their cargoes, including barge locations, through the Company’s proprietary electronic customer service portal.

Kirby Inland Marine operates the largest commercial tank barge fleeting service (barge storage facilities) in numerous ports, including Houston, Corpus Christi, Freeport and Orange, Texas, Baton Rouge, Lake Charles and New Orleans, Louisiana, Mobile, Alabama, and Greenville, Mississippi. Included in the fleeting service is a shifting operation and fleeting service for dry cargo barges and tank barges on the Houston Ship Channel, in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana. Kirby Inland Marine provides shifting and fleeting service for its own barges, as well as for customers and third party carriers, transferring barges within the areas noted.

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

The Pacific Division primarily operates along the Pacific Coast of the United States, servicing refineries and storage terminals from Southern California to Washington State. The Pacific Division’s fleet consists of tank barges in the 52,000 to 193,000 barrels capacity range and tugboats in the 3,700 to 11,000 horsepower range, transporting primarily refined petroleum products.

The coastal transportation of refined petroleum products and black oil is impacted by seasonality and is partially dependent on the area of operations. Operations along the West Coast of the United States have been subject to more seasonal variations in demand than the operations along the East Coast and Gulf Coast regions of the United States. Movements of refined petroleum products such as various blends of gasoline are strongest during the summer driving season while heating oil generally increases during the winter months.

The coastal fleet consists of 31 tank barges with 3.1 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. The Company owns 30 of the coastal tank barges and leases one barge. Of the 31 coastal tank barges, 22 are refined petroleum products and petrochemical barges and 9 are black oil barges. The Company operates 29 coastal tugboats ranging from 2,400 to 11,000 horsepower, of which 26 are owned by the Company and three are chartered.

Coastal marine transportation services are conducted under long-term contracts, primarily one year or longer, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships. During and 2021 and 2019, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were spot contract revenues. During 2020, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were spot contract revenues.

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

A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 58% of the marine transportation’s inland revenues under term contracts during 2021, 66% of revenue under term contracts during 2020 and 62% of the revenue under term contracts during 2019. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a reasonably predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and customers’ peak demands. During 2021, 2020, and 2019, approximately 65% of inland marine transportation revenues were under term contracts and 35% were spot contract revenues. Coastal time charters represented approximately 85% of the marine transportation’s coastal revenues under term contracts in 2021 and 2019, and approximately 90% of coastal revenues under term contracts in 2020.

No single customer of the marine transportation segment accounted for 10% or more of the Company’s revenues in 2021, 2020, or 2019.

Properties

The principal offices of Kirby Inland Marine, Kirby Offshore Marine, Kirby Ocean Transport and Osprey are located in Houston, Texas, in two facilities under leases that expire in December 2025 and December 2027. Kirby Inland Marine’s operating locations are on the Mississippi River at Baton Rouge and New Orleans, Louisiana, and Greenville, Mississippi, three locations in Houston, Texas, on or near the Houston Ship Channel, one in Miami, Florida, one in Gibson, Louisiana, one in Lake Charles, Louisiana, several properties in Westwego, Louisiana, one in Corpus Christi, Texas, and two in Orange, Texas. The New Orleans, Gibson, Westwego, Houston, and Orange operating facilities are owned by the Company, and the Baton Rouge, Corpus Christi, Lake Charles, Greenville, and Miami facilities are leased. Kirby Offshore Marine’s operating facilities are located in Staten Island, New York, and Seattle, Washington. All of Kirby Offshore Marine’s operating facilities are leased, including piers and wharf facilities and office and warehouse space. San Jac’s operating location is near the Houston Ship Channel and is owned by the Company.

Governmental Regulations

General. The Company’s marine transportation operations are subject to regulation by the USCG, federal laws, state laws, the laws of other countries when operating in their waters, and certain international conventions. The agencies establish safety requirements and standards and are authorized to investigate incidents.

Most of the Company’s tank barges are inspected by the USCG and carry certificates of inspection. The Company’s inland and coastal towing vessels and coastal dry-bulk barges are also subject to USCG regulations. The USCG has enacted safety regulations governing the inspection, standards, and safety management systems of towing vessels. The regulations also create many new requirements for design, construction, equipment, and operation of towing vessels. The USCG regulations supersede the jurisdiction of the United States Occupational Safety and Health Administration (“OSHA”) and any state regulations on vessel design, construction, alteration, repair, maintenance, operation, equipping, personnel qualifications and manning. The regulations requiring towing vessels to obtain a certificate of inspection became effective for existing towing vessels on July 20, 2018. Other portions of the regulations are phased in following the July 20, 2018 effective date through July 19, 2022, by which time the Company expects to be in full compliance.

All of the Company’s coastal tugboats and coastal tank and dry-bulk barges are built to American Bureau of Shipping (“ABS”) classification standards and/or statutory requirements issued by the USCG, and are inspected periodically by ABS and/or the USCG to maintain the vessels in class and compliant with all U.S. statutory requirements, as applicable to the vessel. The crews employed by the Company aboard inland and coastal vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are licensed by the USCG.

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

Jones Act. The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States and manned, owned and operated by United States citizens. For a corporation to qualify as a United States citizen for the purpose of domestic trade, it has to be 75% owned and controlled by United States citizens within the meaning of the Jones Act. The Company monitors its citizenship status and meets the requirements of the Jones Act for its owned and operated vessels.

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

Clean Water Act. The Clean Water Act establishes the National Pollutant Discharge Elimination System (“NPDES”) permitting program which regulates discharges into navigable waters of the United States. The United States Environmental Protection Agency (“EPA”) regulates the discharge of ballast water and other substances in United States waters under the Clean Water Act. Pursuant to the NPDES program, effective February 6, 2009, the EPA issued regulations requiring vessels 79 feet in length or longer to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of the vessels. The EPA regulations also imposed technology and water quality based effluent limits for certain types of discharges and established specific inspection, monitoring, recordkeeping and reporting requirements for vessels to ensure effluent limitations are met. The Vessel Incidental Discharge Act (“VIDA”), signed into law on December 4, 2018, established a new framework for the regulation of vessel incidental discharges under the Clean Water Act. VIDA requires the EPA to develop national performance standards for those discharges within two years of enactment and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of the EPA’s promulgation of standards. Under VIDA, all provisions of the Vessel General Permit which became effective December 19, 2013, remain in force and effect until the USCG regulations are finalized. The Company maintains Vessel General Permits and has established recordkeeping and reporting procedures in compliance with the EPA’s interim requirements.

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

Environmental Protection. The Company utilizes several programs to further its commitment to environmental responsibility in its operations. Environmental compliance audits, performed with internal and external resources, are performed regularly on the Company's operations. Additionally, the Company employs third party expertise to conduct safety performance, safety management system, and environmental audits on its barge cleaning and shipyard vendors. The Company participates in the American Waterways Operators Responsible Carrier program, which drives continuous improvement towards reducing the barge industry’s impact on the environment. It is also a member of the Blue Sky Maritime Coalition and other organizations focused on reducing greenhouse gas emissions.

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

DISTRIBUTION AND SERVICES

The Company, through its wholly owned subsidiary Kirby Distribution & Services, Inc. and its wholly owned subsidiaries Kirby Engine Systems LLC, (“Kirby Engine Systems”), Stewart & Stevenson LLC (“S&S”), United Holdings LLC (“United”), and Diesel Dash LLC and through Kirby Engine Systems’ wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”) and Engine Systems, Inc. (“Engine Systems”), serves two markets, commercial and industrial, and oil and gas. The Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield service equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, electrical motors, drives, and controls, specialized electrical distribution and control systems, energy storage battery systems, and related equipment used in oilfield services, marine, power generation, on-highway, and other commercial and industrial applications. Customers are served through a network of 62 branch locations across 17 states and Colombia, South America, as well as a proprietary on-line marketplace, www.dieseldash.com. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, for North American as well as for international oilfield service companies, and oil and gas operator and producer markets. The Company also sells engines, transmissions, power generation systems, and rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of commercial and industrial applications.

For the commercial and industrial market, the Company sells Original Equipment Manufacturers (“OEM”) replacement parts and new diesel engines, provides service mechanics and maintains facilities to overhaul and repair diesel engines and ancillary products for marine and on-highway transportation companies, and industrial companies. The Company provides engineering and field services, OEM replacement parts and safety-related products to power generation operators and to the nuclear industry, manufactures engine generator and pump packages for power generation operators and municipalities, offers power generation systems customized for specific commercial and industrial applications, and rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets.

For the oil and gas market, the Company sells OEM replacement parts, sells and services diesel engines, pumps and transmissions, manufactures and remanufactures pressure pumping units, manufactures cementing and pumping equipment, as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems. Customers include oilfield service companies, and oil and gas operators and producers.

No single customer of the distribution and services segment accounted for 10% or more of the Company’s revenues in 2021, 2020, or 2019. The distribution and services segment also provides service to the Company’s marine transportation segment, which accounted for approximately 2% of the distribution and services segment’s 2021 revenues, 3% of the segment’s 2020 revenue, and 2% of the segment's 2019 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for the distribution and services segment (dollars in thousands):

	Year Ended December 31,
	2021	%	2020	%	2019	%
Service and parts	$813,875	88%	$711,051	93%	$939,246	75%
Manufacturing	109,867	12	56,092	7	312,071	25
	$923,742	100%	$767,143	100%	$1,251,317	100%

Commercial and Industrial Operations

The Company serves the marine, on-highway, power generation, and other commercial and industrial markets primarily in the United States. The commercial and industrial operations represented approximately 63% of the segment’s 2021 revenues.

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

The Company has marine repair operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Houston, Texas, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington, and Tampa, Florida, serving as the authorized distributor for EMD Power Products (“EMD”) throughout the United States. The Company is also a distributor and representative for certain Alfa Laval products in the Midwest and on the East Coast, Gulf Coast, and West Coast. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, and the United States government. The Houma, Louisiana operation concentrates on the inland and offshore barge and oilfield services industries. The Tampa, Florida operation concentrates on Gulf of Mexico offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, the offshore barge industry, the United States government, and other customers in Alaska, Hawaii and the Pacific Rim.

The high-speed marine operations are located in Houston, Texas, Houma, Baton Rouge, Belle Chasse and New Iberia, Louisiana, Paducah, Kentucky, Mobile, Alabama, Lodi and Thorofare, New Jersey, and 10 locations in Florida. The Company serves as a factory-authorized marine dealer for Caterpillar diesel engines in multiple states. The Company also operates factory-authorized full service marine distributorships/dealerships for Cummins, Detroit Diesel, John Deere, MTU, and Volvo Penta, and Kohler diesel engines, as well as Falk, Lufkin and Twin Disc marine gears. High-speed diesel engines provide the main propulsion for a significant amount of the United States flagged commercial vessels and large pleasure craft vessels, other marine applications, including engines for power generators and barge pumps.

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

The Company sells pre-packaged and fabricated power generation systems for emergency, standby and auxiliary power for commercial and industrial applications. The Company also offers rental generator systems from 50 to 2,000 kilowatts of power to a broad range of customers. The Company also is engaged in the rental of industrial compressors, high capacity lift trucks, and refrigeration trailers. In addition, the Company provides accessory products such as cables, hoses, fuel cells, air dryers, air compressor boosters and ground heaters. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in Texas and Colorado.

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

Oil and Gas Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The oil and gas operations represented approximately 37% of the segment’s 2021 revenues. The Company offers custom fabricated oilfield service equipment that is fully tested and field ready. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders, coil tubing, well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems. The Company sells OEM replacement parts, and sells and services diesel engines, electric drives, motors and controls, pumps and transmissions, and offers in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison Transmission and a major distributor for MTU in North America.

The Company’s manufacturing and remanufacturing facilities and service facilities are based in Houston, Texas and Oklahoma City, Oklahoma, both key oil and gas producing regions.

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

Properties

The principal office of the distribution and services segment is located in Houston, Texas. There are 62 active facilities in the distribution and services segment, of which 25 facilities are owned and 37 facilities are leased.

The oil and gas operation’s principal manufacturing facilities are located in Houston and Austin, Texas and Oklahoma City, Oklahoma, with one location leased and the other two facilities owned by the Company. The oil and gas focused operations have 17 parts and service facilities, with one in Arkansas, two in Colorado, three in Louisiana, one in New Mexico, one in Oklahoma, eight in Texas and one in Wyoming, with many of these facilities shared with the commercial and industrial operations.

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

Human Capital

Employment. The Company has approximately 5,125 employees, the large majority of whom are in the United States. The large majority of non-vessel employees work full-time. Vessel employees work varying schedules according to their assignments. The Company has approximately 130 general corporate employees. The Company supports its employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

The Company’s marine transportation segment has approximately 3,160 employees, of which approximately 2,485 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 500 vessel employees, some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 230 Kirby Offshore Marine vessel crew members employed in the Atlantic Division are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit in effect through August 31, 2022. In addition, approximately 100 vessel crew members of Penn Maritime Inc., a wholly owned subsidiary of Kirby Offshore Marine, are represented by the Seafarers International Union under a collective bargaining agreement in effect through April 30, 2022.

The Company’s distribution and services segment has approximately 1,835 employees. None of the United Holdings and Kirby Engine Systems operations are subject to collective bargaining agreements. Approximately 55 S&S employees in New Jersey are subject to a collective bargaining agreement with the Local 15C, International Union of Operating Engineers, AFL-CIO that expires in October 2023. The remaining S&S employees are not subject to collective bargaining agreements.

Training and Development. The Company strives to provide its employees with a rewarding work environment, including the opportunity for success and an opportunity for personal and professional development. The development of its people is a key factor in the Company's employee retention and satisfaction. Its technical and skill training has always been a differentiator and has facilitated the recruitment of new trainees.

For the marine business, the Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges, and a tank barge simulator for tankermen training. During 2021, approximately 950 certificates were issued for the completion of courses at the training facility, of which approximately 550 were USCG approved classes and the balance were employee development and Company required classes, including leadership, communication, and navigation courses. The Company uses the Seaman’s Church Institute as an additional training resource for its wheelhouse crewmembers. The marine segment provides a clear career progression for vessel personnel from entry level deckhand to captain and regularly reviews promotions from one level to another.

In distribution and services, Company facilitates training courses via online courses and instructor-led classes that cover a range of skill related topics generator knowledge, introduction to hydraulic systems, introduction to electrical diagrams, introduction to transformers, and Electrical Generation Systems Association journeyman study, as well as numerous courses led by its OEM partners. The distribution and services segment has multiple career progressions within its numerous job groups.

The Company's leadership and managerial training includes in-person and an on-line training curriculum that is available to both supervisory employees and those employees that aspire to move into such roles in the future. It includes a series of classes focused on management essentials which provide in-depth education in specific subjects such as leadership, strategic thinking, coaching and people development, decision making, problem solving, and communication.

In addition, the Company facilitates many training courses that cover a range of topics that enhance specific skill sets, increase productivity, and educate employees about safety and team morale across both business segments. Training classes include environmental, health, and safety classes, compliance, leadership, and general business skills related courses. Environmental, health, and safety topics include defensive and distracted driving, first aid basic and medical emergencies, global safety principles, oil management, and hazardous substances training. Compliance topics include anti-corruption training, cybersecurity awareness, business ethics, compliance, and promoting diversity. Skill related topics include business writing, risk-based thinking, initiating and planning a project, and transitioning into a project management role.

Diversity, Equity, and Inclusion. The Company has a diversity committee whose purpose is to continuously enhance workplace diversity. In 2019 and 2020, committee initiatives included training to help increase awareness and drive inclusive behaviors, identifying areas for improvement and providing oversight for hiring, promotions, and mentoring. In 2021, the Company instituted an organization-wide training initiative that expanded the understanding and awareness of diversity and inclusion. Over 5,000 employees successfully completed this training.

Succession Planning. Succession planning is a key responsibility of the CEO and Chief Human Resources Officer and is a critical annual process for the Company's senior management and its Board. Senior management reviews their succession plans regularly throughout the year and on an annual basis provides the Board an in-depth review of the top three levels of management. This process looks at qualifications, time in role, readiness to advance, diversity, and required development. The Board engages with many of these individuals through presentations on a variety of projects and subjects. The development initiatives undertaken with those in the succession plan may comprise of 360-degree feedback, high level post graduate work, targeted development work around strengthening a needed competency, or additional industry exposure.

Culture, Engagement, and Social Responsibility. The Company recognizes the importance of employee engagement and has implemented a regular process of surveying its employees to obtain their feedback on both what is working well and areas of improvement. One of the main take-aways from the 2021 survey was 90% of employees surveyed agree that Kirby is committed to Employee Safety, this was a 6% increase over the last survey. 85% of our employees believe our culture is responsible for high retention and low turnover. In addition, the survey reflected that employees are engaged and have pride in Kirby and they provided positive feedback on their relationships with their managers. In 2019 employees indicated they wanted more communication and this feedback led to specific initiatives including an increased use of town halls, both in person and virtual. Additionally, the responses to the 2019 survey resulted in a common set of values where a cross functional team was assembled to develop these values into what the Company now calls The Kirby Way. The Kirby Way is an amalgamation of Kirby’s Vision, Mission, Core Values, and Behavior Expectations. These are principles that have been communicated and are owned throughout the organization.

The Company provides its employees with a rewarding work environment, which includes access to resources for personal and professional development. The Company often participates in community organizations, service projects and matches employee charitable contributions. Through the Kirby Disaster Relief Fund, the Company supports employees in need following natural disasters and other qualified hardships. The Company provides employees with tuition reimbursement and college scholarships for to the children of employees. In addition to standard health and welfare benefits the Company offers wellness incentives and initiatives that encourages employees to receive an annual wellness checkup.

COVID-19 Pandemic Response. The Company responded to the COVID-19 pandemic in a manner consistent with its Core Values of Safety and People. The Company's response involved real time decision making needed to continue operations with the least amount of disruption for its customers. The Company implemented measures which included the use of protective equipment, health checks, temperature checks, travel restrictions, protocols for employees whose duties could not be accomplished through remote working arrangements, and implementing technology required for those that could work remotely.

Of the Company's 5,125 employees, approximately 1,000 could perform their work remotely. The Company implemented changes needed to cover people for certain additional medical costs that might occur and implemented a virtual telehealth option for those needing immediate care and medical advice. In addition, the Company implemented testing provisions, cleaning guidelines, social distancing, density reduction, and mask protocols. The Company modified scheduling to reduce travel and hotel exposure where practical.

Information about the Company’s Executive Officers

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
David W. Grzebinski	60	President and Chief Executive Officer
Raj Kumar	49	Executive Vice President and Chief Financial Officer
William G. Harvey	64	Executive Vice President
Christian G. O’Neil	49	President – Kirby Inland Marine, Kirby Offshore Marine, and San Jac Marine, LLC
Joseph H. Reniers	47	President – Kirby Distribution & Services, Inc.
Dorman L. Strahan	65	President – Kirby Engine Systems
Kim B. Clarke	66	Vice President and Chief Human Resources Officer
Ronald A. Dragg	58	Vice President, Controller and Assistant Secretary
Eric S. Holcomb	47	Vice President – Investor Relations
Amy D. Husted	53	Vice President, General Counsel and Secretary
Scott P. Miller	43	Vice President and Chief Information Officer
Kurt A. Niemietz	49	Vice President and Treasurer
William M. Woodruff	61	Vice President – Public and Governmental Affairs

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

Raj Kumar is a member of CPA Australia and holds a Master of Business Administration degree from Columbia University in New York City and a Bachelor of Business in Accounting from Deakin University in Australia. He has served as Executive Vice President and Chief Financial Officer since November 2021. Prior to joining the Company, Mr. Kumar served as Vice President and Chief Financial Officer of Dril-Quip, Inc. from 2020 to 2021, Vice President and Chief Accounting Officer from 2019 to 2020, and Vice President and Treasurer from 2017 to 2019. Prior to joining Dril-Quip, he served as Vice President Finance at Franks International from 2015 to 2017. Prior to that, he served as a segment controller at LyondellBasell and in Division CFO, treasury, strategic planning and corporate development positions at FMC Technologies and Dell Technologies.

William G. Harvey is a Chartered Financial Analyst and holds a Master of Business Administration degree from the University of Toronto and a degree in mechanical engineering from Queens University. He has served as Executive Vice President since November 2021. He served as Executive Vice President and Chief Financial Officer from February 2018 to November 2021 and as Executive Vice President – Finance from January 2018 to February 2018. Prior to joining the Company, Mr. Harvey served as Executive Vice President and Chief Financial Officer of Walter Energy, Inc. from 2012 to 2017, Senior Vice President and Chief Financial Officer of Resolute Forest Products Inc. (“Resolute”) from 2008 to 2011, and as Executive Vice President and Chief Financial Officer of Bowater Inc., a predecessor company of Resolute, from 2004 to 2008.

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

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this annual report, the following risk factors should be considered carefully when evaluating the Company, as its businesses, results of operations, or financial condition could be materially adversely affected by any of these risks. The following discussion does not attempt to cover factors, such as trends in the United States and global economies or the level of interest rates, among others, that are likely to affect most businesses.

Marine Transportation Segment Risk Factors

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to the Company’s marine transportation segment. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. Currently, 35% of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 29 cent per gallon diesel fuel tax and the remaining 65% of waterway infrastructure and improvement is paid from general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

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

The Company transports a wide variety of petrochemicals, black oil, refined petroleum products and agricultural chemicals throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company manages its exposure to losses from potential unauthorized discharges of pollutants through the use of well-maintained and equipped tank barges and towing vessels, through safety, training and environmental programs, and through the Company’s insurance program, but a discharge of pollutants by the Company could have an adverse effect on the Company. Risks may arise for which the Company may not be insured. Claims covered by insurance are subject to deductibles, the aggregate amount of which could be material, and certain policies impose limitations on coverage. Existing insurance coverage may not be able to be renewed at commercially reasonable rates or coverage capacity for certain risks may not be available or adequate to cover future claims. If a loss occurs that is partially or completely uninsured, or the carrier is unable or unwilling to cover the claim, the Company could be exposed to liability.

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

The Company’s marine transportation segment has approximately 3,160 employees, of which approximately 2,485 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 500 vessel employees, of whom approximately 330 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas. While the COVID-19 Delta and Omicron variants have caused some crewing issues, to date, the Company has been able to manage its operations with only limited vessel delays and disruption of services, including some loss of revenue and incremental costs in the Company's inland and coastal businesses. The Company continues to update its protocols relating to management of COVID-19 and provide related employee education as new information and guidance becomes available.

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

The Secretary of Homeland Security is vested with the authority and discretion to waive the Jones Act to such extent and upon such terms as the Secretary may prescribe whenever the Secretary deems that such action is necessary in the interest of national defense. On September 8, 2017, following Hurricanes Harvey and Irma, the Department of Homeland Security issued a waiver of the Jones Act for a 7-day period for shipments from New York, Pennsylvania, Texas and Louisiana to South Carolina, Georgia, Florida and Puerto Rico. The waiver was specifically tailored to address the transportation of refined petroleum products due to disruptions in hurricane-affected areas. On September 11, 2017, the waiver was extended for 11 days and expanded to include additional states. Following Hurricane Maria, on September 28, 2017, the Department of Homeland Security issued a waiver of the Jones Act for movement of products shipped from United States coastwise points to Puerto Rico through October 18, 2017. Two limited waivers of the Jones Act were granted in connection with the shutdown of the Colonial Pipeline in May 2021. Waivers of the Jones Act, whether in response to natural disasters or otherwise, could result in increased competition from foreign tank vessel operators, which could negatively impact the marine transportation segment.

The Company’s marine transportation segment is subject to extensive regulation by the USCG, federal laws, other federal agencies, various state laws, the laws of other countries when operating in their waters, and certain international conventions, as well as numerous environmental regulations. The majority of the Company’s vessels are subject to inspection by the USCG and carry certificates of inspection. The crews employed by the Company aboard vessels are licensed or certified by the USCG. The Company's marine transportation operations are subject to laws of other countries when operating in their waters. The Company is required by various governmental agencies to obtain licenses, certificates and permits for its owned and operated vessels. The Company’s operations are also affected by various United States and state regulations and legislation enacted for protection of the environment. The Company incurs significant expenses and capital expenditures to comply with applicable laws and regulations and any significant new regulation or legislation, including climate change laws or regulations, could have an adverse effect on the Company.

The Company’s marine transportation segment is subject to natural gas and crude oil prices as well as the volatility of their prices as well as the volatility in production of refined products and petrochemicals in the United States. For 2021, 50% of the marine transportation segment’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. As a result of the COVID-19 pandemic and petrochemical and refinery plant shutdowns, 2020 and 2021 petrochemical and refined products volumes decreased relative to 2019. Volumes began to recover in 2021 as economic activity improved. The United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. In addition, nine new United States petrochemical projects, including expansion of existing plants, are scheduled to be completed during 2022, which should provide additional movements for the marine transportation segment. These increases are partially offset by a reduction in United States refining capacity since the beginning of the COVID-19 pandemic. During 2020, five refineries with a combined capacity of approximately 800,000 barrels per day were closed, of which three have been or are being converted to produce renewable diesel. In 2021, an additional refinery with a capacity of approximately 255,000 barrels per day was closed as a result of damages incurred from Hurricane Ida. Higher natural gas and crude oil prices are generally better for the Company’s businesses; however, higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which could negatively impact the Company.

Demand for tank barge transportation services is driven by the production of volumes of the bulk liquid commodities such as petrochemicals, black oil and refined petroleum products that the Company transports by tank barge. This production can depend on the prevailing level of natural gas and crude oil prices, as well as the volatility of their prices. In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product demand and therefore increased demand for tank barge transportation services. However, during 2016 and 2017 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. By the end of 2019, the Company estimates that number of tank barges had declined to 335 inland tank barges and approximately five coastal tank barges transporting crude and natural gas condensate. During 2020, the

COVID-19 pandemic and oil price volatility resulted in a sharp decrease in volumes of crude and natural gas condensate being transported. As of the end of 2020, the Company estimates that approximately 100 to 150 inland tank barges and one coastal tank barge were transporting crude and natural gas condensate and at the end of 2021, approximately 160 to 170 inland tank barges and one coastal tank barge were transporting crude and natural gas condensate. Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on the Company’s marine transportation segment including as a result of lower spot and term contract rates and/or reluctance to enter into or extend term contracts.

The Company’s marine transportation segment could be adversely impacted by the construction of tank barges by its competitors. At the present time, there are an estimated 4,000 inland tank barges in the United States, of which the Company operates 1,025, or 26%. The number of tank barges peaked at an estimated 4,200 in 1982, slowly declined to 2,750 by 2003, and then gradually increased to an estimated 3,850 by the end of 2015 and 2016 and remained relatively flat since 2015. For 2019, the Company estimated that industry-wide 150 new tank barges were placed in service, of which none were by the Company, and 100 tank barges were retired, 17 of which were by the Company. For 2020, the Company estimated that industry-wide approximately 150 new tank barges were placed in service, six of which were purchased by the Company from another operator, and approximately 150 tank barges were retired, 95 of which were by the Company. For 2021, the Company estimated that industry-wide 70 new tank barges were placed in service, of which none were by the Company, and 90 tank barges were retired, 36 of which were by the Company. The Company estimates that approximately 5 to 10 new tank barges have currently been ordered for delivery in 2022 and expects a number of older tank barges will be retired, dependent on 2022 market conditions.

The long-term risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has approximately 385 tank barges that are 30 years old or older and approximately 280 of those are 40 years old or older. Given the age profile of the industry inland tank barge fleet and extensive customer vetting standards, the expectation is that these older tank barges will continue to be removed from service and replaced by new tank barges as needed, with the extent of both retirements and new builds dependent on petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

During 2019, 2020, and 2021, a decline in industry-wide demand for the movement of crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2019, 2020, and 2021. Much of this new capacity is replacement capacity for older vessels anticipated to be retired.

The Company estimates there are approximately 270 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those are over 25 years old. The Company is aware of two coastal ATBs placed in service in 2019, one in 2020, and one small specialized coastal ATB in 2021 by competitors. There was one announced small specialized coastal ATB delivered in the first quarter of 2021, with no further coastal barges currently under construction.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2021 was approximately 11% of marine transportation revenue. The Company's marine transportation term contracts typically include fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. The Company’s spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel, economic conditions, and supply and demand dynamics can significantly impact the construction cost of new tank barges and towing vessels. Over the last 20 years, the Company’s average construction price for a new 30,000 barrel capacity inland tank barge has fluctuated up or down significantly. For example, the average construction price for a new 30,000 barrel capacity tank barge in 2009 was approximately 90% higher than in 2000, with increases primarily related to higher steel costs. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges fell significantly in 2010, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. During 2020, at the onset of the COVID-19 pandemic, steel costs dropped, however, during 2021, steel prices rose above 2019 levels. These increases in steel costs and improvement in supply and demand dynamics resulted in construction prices for a new 30,000 barrel tank barge increasing compared to prices in 2017 when there was an industry-wide over-capacity of inland tank barges in the market.

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

Distribution and Services Segment Risk Factors

The Company’s distribution and services segment could be adversely impacted by future legislation, executive or other governmental orders, or additional regulation of oil and gas extraction, including hydraulic fracturing practices. The Company, through its United and S&S subsidiaries, is a distributor and service provider of engine and transmission related products for the oil and gas services, power generation and transportation industries, and a manufacturer of oilfield service equipment, including pressure pumping units. The EPA is studying hydraulic fracturing practices, and legislation may be enacted by Congress that would authorize the EPA to impose additional regulations on hydraulic fracturing. In addition, a number of states have adopted or are evaluating the adoption of legislation or regulations governing hydraulic fracturing or byproducts of the fracturing process. On January 20, 2021, the Biden Administration issued a number of executive orders related to environmental matters that could affect the operations of the Company's customers, including an Executive Order on "Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis" seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration's climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. Various legislative and regulatory initiatives have been proposed that, if passed, could limit or discourage future production of oil and gas. Federal or state legislation, executive or governmental orders, and/or regulations could materially impact customers’ operations and greatly reduce or eliminate demand for the Company’s pressure pumping fracturing equipment and related products. The Company is unable to predict whether future legislation or any other regulations will ultimately be enacted and, if so, the impact on the Company’s distribution and services segment.

The Company’s distribution and services segment could be adversely impacted by the construction of pressure pumping units by its competitors. In early 2015, an estimated 21 million horsepower of pressure pumping units were working, or available to work, in North America. By late 2016, the working horsepower in North America had declined to an estimated 6 million, with an estimated 2 million horsepower scrapped, an estimated 2 million horsepower available for work and an estimated 12.5 million horsepower stacked, the large majority of which would require major service before being placed back in service. A significant drop in demand due to the low price of crude oil resulted in an oversupply in the pressure pumping market and negatively impacted the Company’s 2015 and 2016 results of operations. During 2017 and 2018, with the stabilization of crude oil prices in the $40 to $70 per barrel range, the United States land rig count improved and service intensity in the well completion business increased. As a result, the Company experienced a healthy rebound in service demand during 2018, particularly with pressure pumping unit remanufacturing and transmission overhauls, and with the acquisition of S&S in September 2017, the manufacture of oilfield service equipment, including pressure pumping units, and the sale of transmissions. At the end of 2019, an estimated 15 million horsepower of pressure pumping units were working in North America, with an estimated 6 million horsepower available to work, and 3 million horsepower stacked and in need of major repair. During 2020, a significant reduction in oilfield activity as a result of oil price volatility throughout 2019 and 2020 and the COVID-19 pandemic resulted in a decrease to an estimated 6 million horsepower of pressure pumping units working in North America, with an estimated 1.5 million horsepower available to work, and 12 million horsepower stacked and in need of major repair. At the end of 2021, strong commodity prices resulted in an increase to an estimated 12 million horsepower of pressure pumping units working in North America, with an estimated 8 million horsepower idled and in need of major repair. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

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

Loss of a distributorship or other significant business relationship could adversely affect the Company’s distribution and services segment. The Company’s distribution and services segment has had a relationship with EMD, the largest manufacturer of medium-speed diesel engines, for 56 years. The Company, through Kirby Engine Systems, serves as both an EMD distributor and service center for select markets and locations for both service and parts. With the acquisition of S&S in September 2017, the Company added additional EMD exclusive distributorship rights in key states, primarily through the Central, South and Eastern areas of the United States. With the S&S acquisition, the Company became the United States distributor for EMD marine and power generation applications. Sales and service of EMD products account for approximately 3% of the Company’s revenues for 2021. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers. In 2020, with the acquisition of Convoy Servicing Company and Agility Fleet Services, LLC, the Company expanded its dealership network of Thermo King refrigeration systems for trucks, railroad cars, and other land transportation markets in Texas and Colorado. In 2021, sales and service of Thermo King products comprised approximately 6% of the Company’s revenues.

United and S&S have maintained continuous exclusive distribution rights for MTU and Allison since the 1940s. United and S&S are two of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in multiple states. In addition, as distributors of Allison products, United and S&S have exclusive distribution rights in multiple key growth states. United and S&S are also the distributor for parts, service and warranty on Daimler truck engines and related equipment in multiple states. Sales and service of MTU, Allison, and Daimler products accounted for approximately 9% of the Company’s revenues during 2021. Although the Company considers its relationships with MTU, Allison, and Daimler to be strong, the loss of MTU, Allison, or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

In addition to its relationships with MTU, Allison, and Daimler, the Company also has relationships with many other distributors and parts suppliers and the loss of a distributorship and service rights, or a disruption of the supply of parts from any of these other distributors or part suppliers could also have a negative impact on the Company’s ability to service its customers.

General Corporate Risk Factors

The Company is subject to adverse weather conditions in its marine transportation and distribution and services segments. The Company’s marine transportation segment is subject to weather condition volatility. Physical impacts of climate change could have a material adverse effect on the Company's costs and operations. There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes, drought, and snow or ice storms. Extreme weather conditions may increase the Company's costs or cause damage to its facilities, and any damage resulting from extreme weather may not be fully insured. Many of the Company's facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt the Company's operations or adversely impact its facilities. Adverse weather conditions such as high or low water on the inland waterway systems, fog and ice, tropical storms, hurricanes, and tsunamis on both the inland waterway systems and throughout the United States coastal waters can impair the operating efficiencies of the marine fleet. Such adverse weather conditions can cause a delay, diversion or postponement of shipments of products and are totally beyond the control of the Company. Tropical storms and hurricanes may also impact the Company’s customers resulting in reduced demand for the Company’s services. In addition, adverse water and weather conditions can negatively affect a towing vessel’s performance, tow size, loading drafts, fleet efficiency, limit navigation periods and dictate horsepower requirements. The Company’s distribution and services segment is also subject to tropical storms and hurricanes impacting its coastal locations and those of its customers as well as tornados impacting its Oklahoma facilities. The risk of flooding as a result of hurricanes and tropical storms as well as other weather events may impede travel via roadways, suspend service work, and impact deliveries and the Company’s ability to fulfill orders or provide services in the distribution and services segment.

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

The Company’s failure to comply with the Foreign Corrupt Practices Act (“FCPA”), or similar local applicable anti-bribery laws, could have a negative impact on its ongoing operations. The Company’s operations outside the United States require the Company to comply with both United States and international regulations. For example, in addition to any similar applicable local anti-bribery laws, the Company's operations in countries outside the United States are subject to the FCPA, which prohibits United States companies or their employees and third party representatives from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The Company has internal control policies and procedures and has implemented training and compliance programs for its employees and third party representatives with respect to the FCPA. However, the Company’s policies, procedures and programs may not always protect it from reckless or criminal acts committed by its employees or third party representatives, and severe criminal or civil sanctions could be the result of violations of the FCPA or any other applicable anti-bribery law in countries where the Company does business. The Company is also subject to the risks that its employees, joint venture partners, and third party representatives outside of the United States may fail to comply with other applicable laws.

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

Loss of a large customer could adversely affect the Company. Five marine transportation customers accounted for approximately 17% of the Company’s 2021, 18% of 2020 and 19% of 2019 revenue. The Company has contracts with these customers expiring in 2022 through 2026. Three distribution and services customers accounted for approximately 6% of the Company’s 2021 revenue, 3% of 2020 revenue, and 12% of 2019 revenue. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers, or their inability to meet financial obligations, could have an adverse effect on the Company.

The Company relies on critical operating assets including information systems for the operation of its businesses, and the failure of such assets or any critical information system, including as a result of natural disasters, terrorist acts, a cybersecurity attack, or other extraordinary events, may adversely impact its businesses. The Company is dependent on its critical operating assets and technology infrastructure and must maintain and rely upon critical information systems and security of its assets for the effective and safe operation of its businesses. These assets include vessels, vessel equipment, property and facilities, as well as information systems, such as software applications, hardware equipment, and data networks and telecommunications.

The Company’s critical assets and information systems, including the Company’s proprietary vessel management computer system, are subject to damage or interruption from a number of potential sources, including but not limited to, natural disasters, terrorist acts, cybersecurity attacks, software viruses, and power failures. In addition to standard safety operating procedures, the Company has implemented measures such as business continuity plans, hurricane preparedness plans, emergency recovery processes, and security preparedness plans to protect physical assets and to recover from damage to such assets. The Company has also implemented virus protection software, intrusion detection systems and annual attack and penetration audits to protect information systems to mitigate these risks. However, the Company cannot guarantee that its critical assets or information systems cannot be damaged or compromised.

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

Limitations on the Company's ability to obtain, maintain, protect, or enforce its proprietary information and any successful intellectual property challenges or infringement proceedings, including its trade secrets could affect the Company's competitive position. The Company's distribution and services businesses rely on a variety of intellectual property rights for its product and services. The Company’s intellectual property could be adversely affected by successful intellectual property challenges or infringement proceedings against it which could materially and adversely affect its competitive position. The Company may also be adversely affected when its patents are unenforceable, where claims allowed are not sufficient to protect its technology or its trade secrets are not adequately protected. The Company's failure to protect its proprietary information and any successful challenges to the Company's intellectual property rights could have an adverse effect on the Company.

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

Continuing widespread health developments, government imposed COVID-19 vaccine and/or testing mandates, and economic uncertainty resulting from the global COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations. In December 2019, COVID-19 surfaced in Wuhan, China. In response to the resulting pandemic, various countries, including the United States, either mandated or recommended business closures, travel restrictions or limitations, social distancing, and/or self-quarantine, among other restrictions. Additionally, various state and local governments in locations where the Company operates took similar actions. The situation continues to evolve as additional variants of the virus appear. Governments have removed, eased, reinstated, or implemented new restrictions in response to changing levels of infection and hospitalization rates. The full extent and duration of these impacts is unknown at this time, but there has been and continues to be a negative impact on the global and United States economies and supply chains, including the oil and gas industry, which has created delays and reduced demand for the Company’s products and services and in some cases, resulted in delays in performance of its contracts with customers.

These impacts could continue to place limitations on the Company’s ability to execute on its business plan and materially and adversely affect its business, financial condition and results of operations. Additionally, the Company may be exposed to legal liabilities as a result of, or arising out of, the impacts of COVID-19, such as allegations of breach of contract, failure to comply with governmental requirements, and employment related claims, among others. The Company continues to monitor the developments related to COVID-19, adapt its policies and procedures to address the situation, including its pandemic response plan and business continuity plan, and review contract and other legal risk. The Company also took steps to reduce costs. The impact of the COVID-19 pandemic may also exacerbate other risks discussed above, any of which could have a material effect on the Company. This situation continues to evolve and additional impacts may arise that the Company is not aware of currently.

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

As of February 17, 2022, the Company had 60,201,000 outstanding shares held by approximately 480 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number.

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

Item 6. Reserved

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares outstanding applicable to diluted earnings (loss) per share for 2021, 2020, and 2019 were 60,053,000, 59,912,000, and 59,909,000, respectively. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for management's discussion and analysis of financial condition and results of operations for 2020 compared to 2019.

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. Through its distribution and services segment, the Company provides after-market service and parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, and high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service customers.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$2,246,660	$2,171,408	$2,838,399
Net earnings (loss) attributable to Kirby	$(246,954)	$(272,546)	$142,347
Net earnings (loss) per share attributable to Kirby common stockholders – diluted	$(4.11)	$(4.55)	$2.37
Net cash provided by operating activities	$321,576	$444,940	$511,813
Capital expenditures	$98,015	$148,185	$248,164

The 2021 third quarter included $340,713,000 before taxes, $275,068,000 after taxes, or $4.58 per share, non-cash charges related to impairment of long-lived assets related to coastal marine transportation equipment and impairment of goodwill in the marine transportation segment. See Note 7, Impairments and Other Charges in the financial statements for additional information. The 2021 fourth quarter was also impacted by a one-time deferred tax provision of $5,656,000 or $0.09 per share related to a change in Louisiana tax law. See Note 9, Taxes on Income for additional information.

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

Cash provided by operating activities in 2021 decreased primarily due to lower revenues and operating income in the marine transportation segment, partially offset by the receipt of a tax refund of $119,493,000, including accrued interest, for the Company's 2019 federal tax return. During 2021, capital expenditures of $98,015,000 included $84,353,000 in the marine transportation segment and $13,662,000 in the distribution and services segment and corporate, more fully described under cash flow and capital expenditures below.

The Company projects that capital expenditures for 2022 will be in the $170,000,000 to $190,000,000 range. The 2022 construction program will consist of approximately $5,000,000 for the construction of new inland towboats, $145,000,000 to $155,000,000 primarily for maintenance capital and improvements to existing marine equipment and facilities, and $20,000,000 to $30,000,000 for new machinery and equipment, facilities improvements, and information technology projects in the distribution and services segment and corporate. Included in the Company’s construction program is capital spending of approximately $11,000,000 for the construction of a diesel-electric towboat and repowering existing towboats expected to reduce emissions as compared to conventional engine systems of the Company’s marine fleet. The Company has applied for and been awards grants from various government entities totaling approximately $3,800,000 related to certain of these emission reduction projects which it expects to receive reimbursements for in 2023.

The Company’s debt-to-capitalization ratio decreased to 28.7% at December 31, 2021 from 32.2% at December 31, 2020, primarily due to repayments under the Revolving Credit Facility and Term Loan in 2021, partially offset by a decrease in total equity, primarily due to the net loss attributable to Kirby of $246,954,000. The Company’s debt outstanding as of December 31, 2021 and December 31, 2020 is detailed in Long-Term Financing below.

Marine Transportation

The following table summarizes the Company’s marine transportation fleet:

	December 31,
	2021	2020
Inland tank barges:
Owned	983	1,015
Leased	42	51
Total	1,025	1,066
Barrel capacity (in millions)	22.9	24.1

Active inland towboats (quarter average):
Owned	211	210
Chartered	44	38
Total	255	248

Coastal tank barges:
Owned	30	43
Leased	1	1
Total	31	44
Barrel capacity (in millions)	3.1	4.2

Coastal tugboats:
Owned	26	40
Chartered	3	4
Total	29	44

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

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

During 2021, the Company retired 36 inland tank barges and returned five leased barges. The net result was a decrease of 41 inland tank barges and approximately 1,210,000 barrels of capacity.

For 2021, 59% of the Company’s revenues were generated by its marine transportation segment. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The Company’s marine transportation segment’s revenues for 2021 decreased 6% compared to 2020 and operating income decreased 61%, compared to 2020. The decreases for 2021 were primarily due to reduced term and spot pricing in the inland market when compared to 2020. The decrease in revenues was partially offset by the increase in the price of diesel fuel and the addition of the Savage Inland Marine, LLC (“Savage”) fleet acquired on April 1, 2020. Revenues and operating income in 2021 were impacted by Hurricane Ida which shut down almost the entire Southeast Louisiana refinery and chemical complex and key waterways for an extended period of time during the third quarter. Winter Storm Uri also heavily impacted the 2021 first quarter with the shutdown of many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter. For 2021 and 2020, the inland tank barge fleet contributed 76% and 78%, respectively, and the coastal fleet contributed 24% and 22%, respectively, of marine transportation revenues.

During 2021 and 2020, reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown contributed to lower barge utilization. Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter, the low to mid-80% range during the 2021 second quarter, the low 80% range during the 2021 third quarter, and the mid-to high 80% range during the 2021 fourth quarter. The 2021 first quarter was impacted by reduced volumes as a result of Winter Storm Uri, whereas the 2021 second quarter was favorably impacted by the Colonial Pipeline outage in May. Subsequently, the third quarter was negatively impacted by Hurricane Ida. For 2020, inland tank barge utilization levels averaged in the low to mid-90% range during the first quarter, the mid-80% range during the second quarter, the low 70% range during the third quarter, and the high 60% range during the fourth quarter. The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers prior to the onset of COVID-19. In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong barge utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter, the low to mid‑70% range during the 2021 second quarter, the mid-70% range during the 2021 third quarter, and the 90% range during the 2021 fourth quarter. The increase in coastal tank barge utilization during the 2021 fourth quarter was primarily due to the retirement of underutilized barges in the 2021 third quarter. In 2020, coastal tank barge utilization levels averaged in the low to mid-80% range during the first quarter and the mid-70% range during each of the second, third, and fourth quarters. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry during 2021 and 2020.

During both 2021 and 2020, approximately 65% of the inland marine transportation revenues were under term contracts and 35% were spot contract revenues. These allocations provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 58% of the inland revenues under term contracts during 2021 compared to 66% during 2020. During 2021 and 2020, approximately 80% and 85%, respectively, of the coastal revenues were under term contracts and 20% and 15%, respectively, were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during 2021 compared to 90% during 2020. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Inland market:
Term increase (decrease)	(7)% – (9)%	(6)% – (8)%	(2)% – (4)%	10%
Spot increase (decrease)	(25)% – (30)%	(10)% – (15)%	No change	7% – 9%
Coastal market (a):
Term increase (decrease)	No change	No change	No change	No change
Spot increase (decrease)	No change	No change	No change	No change
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2021, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

The 2021 marine transportation operating margin was 4.8% compared to 11.7% for 2020.

Distribution and Services

The Company, through its distribution and services segment, sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, industrial compressors, and high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service customers. The Company sells and manufactures various products, including those used in hydraulic fracturing and refrigeration systems, used in oil and gas and industrial applications that, as compared to conventional products, reduce emissions. These products made up approximately 10% of distribution and services segment revenues in 2021.

During 2021, the distribution and services segment generated 41% of the Company’s revenues, of which 88% was generated from service and parts and 12% from manufacturing. The results of the distribution and services segment are largely influenced by cycles of the oilfield service industry and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.

Distribution and services revenues for 2021 increased 20% compared to 2020 and operating income increased 326% compared to 2020. In the commercial and industrial market, the increases in 2021 compared to 2020 were primarily attributable to improved economic activity across the U.S. which resulted in higher business levels in the power generation and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2021 results. The marine repair business was down slightly compared to 2020 due to reduced service activity. The commercial and industrial market 2021 results were also impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S. during the first quarter. For 2021 and 2020, the commercial and industrial market contributed 63% and 74%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues improved compared to 2020 due to higher oilfield activity which resulted in increased demand for new and overhauled engines, transmissions, parts, and service. The manufacturing business also experienced increases in orders and deliveries of new and remanufactured pressure pumping equipment as well as power generation equipment for electric fracturing. For 2021 and 2020, the oil and gas market contributed 37% and 26%, respectively, of the distribution and services revenues.

The distribution and services operating margin for 2021 was 3.0% compared to (1.6)% for 2020.

Outlook

Although there are still some uncertainties surrounding the COVID-19 Omicron variant which is currently impacting the Company's operations, the Company expects both the marine transportation and distribution and services segments to deliver improved financial results in 2022.

The inland marine transportation market is expected to have favorable market conditions in 2022 with improved demand driven by continued economic growth, increased volumes from new petrochemical plants, and minimal new barge construction across the industry. Barge utilization is expected to range between the high 80% range and low 90% range, with an improving spot market, which currently represents approximately 35% of inland revenues. Term contracts renewed lower during the first three quarters of 2021, but rebounded in the fourth quarter and should reset higher during 2022 to reflect improved market conditions. Overall for 2022, inland revenues are expected to improve year-on-year with steady growth throughout the year as business improves and contracts renew. However, growth in the first quarter is expected to be modest due to the impact of winter weather and the COVID-19 Omicron variant which is causing crewing challenges, lost revenue, and incremental costs. Operating margins are expected to improve in 2022, with the first quarter being the lowest.

As of December 31, 2021, the Company estimated there were approximately 4,000 inland tank barges in the industry fleet, of which approximately 385 were 30 years old or older and approximately 280 of those were 40 years old or older. The Company estimates that approximately 5 to 10 new tank barges have currently been ordered for delivery in 2022 and expects a number of older tank barges will be retired, dependent on 2022 market conditions. Historically, 75 to 150 older inland tank barges are retired from service each year industry-wide. The extent of the retirements is dependent on petrochemical and refinery production levels, and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

In the coastal marine transportation market, customer demand is expected to modestly improve in 2022 as refined products and black oil transportation volumes continue to recover from the impact of the pandemic. However, pricing is expected to remain challenged due to underutilized barge capacity across the industry. The Company's coastal barge utilization is expected to be in the 90% range in 2022, driven primarily by modest improvement in the spot market and the Company's retirement of underutilized tank barges during the 2021 third quarter. Coastal revenues in 2022 are expected to decrease modestly compared to 2021, with the impact of the Company's exit from the Hawaii market and anticipated reductions in coal shipments being partially offset by modest improvement in spot market utilization. The 2022 first quarter is expected to be impacted by lost revenue and crewing issues related to the Omicron variant, and subsequent quarters are expected to be impacted by planned shipyard maintenance and ballast water treatment installations on certain vessels. Coastal operating margins during 2022 are expected to be similar to 2021 or slightly improved.

As of December 31, 2021, the Company estimated there were approximately 270 coastal tank barges operating in the 195,000 barrels or less industry fleet, the sector of the market in which the Company operates, and approximately 20 of those were over 25 years old. The Company is not aware of any new coastal tank barges that have been ordered.

The results of the distribution and services segment are largely influenced by the cycles of the oilfield service industry and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets. Economic growth and strong oilfield fundamentals in 2022 are expected to improve activity levels and contribute to a sizeable year-over-year increase in revenues. In the commercial and industrial market, improving economic conditions and growth in key markets are expected to yield 2022 revenue growth with increased activity in power generation, marine repair, and on-highway.

In the distribution and services oil and gas market, higher commodity prices and increasing well completions activity are expected to improve demand for products and services in the distribution business. In manufacturing, a heightened customer focus on sustainability and the Company's current backlog for environmentally friendly pressure pumping and power generation equipment for electric fracturing is expected to result in significant revenue growth. However, due to ongoing supply chain issues, new equipment deliveries are expected to ramp slowly with the 2022 first quarter being the lowest of the year. Overall, operating margins in distribution and services are expected to improve as the year progresses. Operating margins for the 2022 first quarter are expected to be the lowest of the year due to the timing of projects and ongoing supply chain delays.

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

Acquisitions

During 2021, the Company purchased four inland tank barges from a leasing company for $7,470,000 in cash. The Company had been leasing the barges prior to the purchase.

On October 4, 2021, the Company paid $1,645,000 in cash to purchase assets of an energy storage systems manufacturer based in Texas which have been key to the development of new power generation solutions for electric fracturing equipment.

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

Financing of these purchases and acquisitions was through borrowings under the Company’s Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Year Ended December 31,
	2021	%	2020	%	2019	%
Marine transportation	$1,322,918	59%	$1,404,265	65%	$1,587,082	56%
Distribution and services	923,742	41	767,143	35	1,251,317	44
	$2,246,660	100%	$2,171,408	100%	$2,838,399	100%

Marine Transportation

The following table sets forth a year over year comparison of the Company’s marine transportation segment’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
Marine transportation revenues	$1,322,918	$1,404,265	(6)%	$1,587,082	(12)%

Costs and expenses:
Costs of sales and operating expenses	924,380	907,119	2	1,034,758	(12)
Selling, general and administrative	119,017	111,182	7	122,202	(9)
Taxes, other than on income	30,527	35,528	(14)	34,538	3
Depreciation and amortization	185,979	186,798	—	179,742	4
	1,259,903	1,240,627	2	1,371,240	(10)
Operating income	$63,015	$163,638	(61)%	$215,842	(24)%
Operating margins	4.8%	11.7%		13.6%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2021 Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%
Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2021 Compared to 2020

Marine Transportation Revenues

Marine transportation revenues for 2021 decreased 6% compared to 2020. The decrease for 2021 was primarily due to reduced term and spot pricing in the inland market when compared to 2020. The decrease was partially offset by the increase in the price of diesel fuel and the addition of the Savage fleet acquired on April 1, 2020. Revenues in 2021 were impacted by Hurricane Ida which shut down almost the entire Southeast Louisiana refinery and chemical complex and key waterways for an extended period of time during the third quarter. Winter Storm Uri also heavily impacted the 2021 first quarter with the shutdown of many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 and 2020 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River during the 2021 first quarter and increased shipyard days on large capacity coastal vessels during the 2020 first quarter. For 2021 and 2020, the inland tank barge fleet contributed 76% and 78%, respectively, and the coastal fleet contributed 24% and 22%, respectively, of marine transportation revenues.

During 2021 and 2020, reduced demand as a result of the COVID-19 pandemic and the resulting economic slowdown contributed to lower barge utilization. Inland tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter, the low to mid-80% range during the 2021 second quarter, the low 80% range during the 2021 third quarter, and the mid-to high 80% range during the 2021 fourth quarter. The 2021 first quarter was impacted by reduced volumes as a result of Winter Storm Uri, whereas the 2021 second quarter was favorably impacted by the Colonial Pipeline outage in May. Subsequently, the third quarter was negatively impacted by Hurricane Ida. For 2020, inland tank barge utilization levels averaged in the low to mid-90% range during the first quarter, the mid-80% range during the second quarter, the low 70% range during the third quarter, and the high 60% range during the fourth quarter. The 2020 first quarter experienced strong demand from petrochemicals, black oil, and refined petroleum products customers prior to the onset of COVID-19. In addition, extensive delay days due to poor operating conditions and lock maintenance projects in the 2020 first quarter slowed the transport of customer cargoes and contributed to strong barge utilization.

Coastal tank barge utilization levels averaged in the mid-70% range during the 2021 first quarter, the low to mid‑70% range during the 2021 second quarter, the mid-70% range during the 2021 third quarter, and the 90% range during the 2021 fourth quarter. The increase in coastal tank barge utilization during the 2021 fourth quarter was primarily due to the retirement of underutilized barges in the 2021 third quarter. In 2020, coastal tank barge utilization levels averaged in the low to mid-80% range during the first quarter and the mid-70% range during each of the second, third, and fourth quarters. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry during 2021 and 2020.

The petrochemical market, the Company’s largest market, contributed 50% of marine transportation revenues for 2021, reflecting reduced volumes from Gulf Coast petrochemical plants for both domestic consumption and to terminals for export destinations as a result of the COVID-19 pandemic. During the 2021 first quarter, as much as 80% of U.S. chemical plant capacity was offline at the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues; however, volumes and revenues sequentially improved in the 2021 second quarter as chemical plants resumed full operations by May. During the 2021 third quarter, volumes declined again as numerous Louisiana chemical plants were shut down for an extended period of time as a result of Hurricane Ida.

The black oil market, which contributed 26% of marine transportation revenues for 2021, reflected reduced demand as refinery production levels and the export of refined petroleum products and fuel oils declined as a result of the COVID-19 pandemic. During the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues. Although refinery utilization increased back to near 90% in the 2021 second quarter contributing to sequentially increased volumes and revenues, volumes declined again during the 2021 third quarter as Louisiana refineries were shut down for an extended period of time as a result of Hurricane Ida. During 2021, the Company continued to transport crude oil and natural gas condensate produced from the Permian Basin as well as reduced volumes from the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of marine transportation revenues for 2021, reflected lower volumes in both the inland and coastal markets as a result of reduced demand related to the COVID-19 pandemic. In addition, during the 2021 first quarter, U.S. refinery utilization dropped to near 40% during the peak of Winter Storm Uri, contributing to significantly reduced volumes and revenues. Although refinery utilization increased back to near 90% in the 2021 second quarter contributing to sequentially increased volumes and revenues, volumes declined again during the 2021 third quarter as Louisiana refineries were shut down for an extended period of time as a result of Hurricane Ida.

The agricultural chemical market, which contributed 4% of marine transportation revenues for 2021, saw modest reductions in demand for transportation of both domestically produced and imported products, primarily due to reduced demand associated with the COVID-19 pandemic.

For 2021, the inland operations incurred 9,605 delay days, 8% fewer than the 10,408 delay days that occurred during 2020. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days for 2021 and 2020 were impacted by hurricanes and tropical storms, poor operating conditions due to heavy wind and fog along the Gulf Coast, high water conditions on the Mississippi River System, and closures of key waterways, including the Gulf Intracoastal Waterway, due in part to lock maintenance projects.

During both 2021 and 2020, approximately 65% of the inland marine transportation revenues were under term contracts and 35% were spot contract revenues. These allocations provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 58% of the inland revenues under term contracts during 2021 compared to 66% during 2020. During 2021 and 2020, approximately 80% and 85%, respectively, of the coastal revenues were under term contracts and 20% and 15%, respectively, were spot contract revenues. Coastal time charters represented approximately 85% of coastal revenues under term contracts during 2021 compared to 90% during 2020.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2021 compared to contracts renewed during the corresponding quarter of 2020:

Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Inland market:
Term increase (decrease)	(7)% – (9)%	(6)% – (8)%	(2)% – (4)%	10%
Spot increase (decrease)	(25)% – (30)%	(10)% – (15)%	No change	7% – 9%
Coastal market (a):
Term increase (decrease)	No change	No change	No change	No change
Spot increase (decrease)	No change	No change	No change	No change
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

Marine Transportation Costs and Expenses

Total costs and expenses for 2021 increased 2% compared to 2020. Costs of sales and operating expenses for 2021 increased 2% compared to 2020 primarily due to increased fuel costs, partially offset by cost reductions across the segment, including a reduction in towboats operated during 2021.

The inland marine transportation fleet operated an average of 250 towboats during 2021, of which an average of 35 were chartered, compared to 287 during 2020, of which an average of 52 were chartered. The decrease was primarily due to reduced horsepower requirements as a result of a smaller barge fleet, crewing issues associated with the COVID-19 Delta and Omicron variants, and reduced activity as a result of the impacts of Winter Storm Uri and Hurricane Ida. Generally, variability in demand or anticipated demand, as tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During 2021, the inland operations consumed 46.8 million gallons of diesel fuel compared to 47.5 million gallons consumed during 2020. The average price per gallon of diesel fuel consumed during 2021 was $2.13 per gallon compared to $1.41 per gallon for 2020. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2021 increased 7% compared to 2020. The increase is primarily due to higher incentive compensation accruals, medical costs, legal costs, and professional fees.

Taxes, other than on income, for 2021 decreased 14% compared to 2020. The decrease is primarily due to lower property taxes on marine transportation equipment.

Depreciation and amortization for 2021 decreased slightly compared to 2020. The decrease was primarily due to retirements of marine equipment, partially offset by the full year impact of the Savage fleet which was acquired in April 2020.

Marine Transportation Operating Income and Operating Margins

Marine transportation operating income for 2021 decreased 61% compared to 2020. The operating margin was 4.8% for 2021 compared to 11.7% for 2020. The decreases in operating income and operating margin were primarily due to decreased term and spot contract pricing in the inland market, as a result of a reduction in demand due to the COVID-19 pandemic and reduced volumes as a result of Hurricane Ida and Winter Storm Uri. Operating margin for 2021 was also impacted by the increased cost of diesel fuel.

Distribution and Services

The following table sets forth a year over year comparison of the Company’s distribution and services segment’s revenues, costs and expenses, operating income (loss) and operating margins (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
Distribution and services revenues	$923,742	$767,143	20%	$1,251,317	(39)%

Costs and expenses:
Costs of sales and operating expenses	728,855	604,238	21	995,288	(39)
Selling, general and administrative	141,100	140,449	—	145,473	(3)
Taxes, other than on income	5,607	6,392	(12)	7,357	(13)
Depreciation and amortization	20,573	28,255	(27)	35,998	(22)
	896,135	779,334	15	1,184,116	(34)
Operating income (loss)	$27,607	$(12,191)	326%	$67,201	(118)%
Operating margins	3.0%	(1.6)%		5.4%

The following table shows the markets serviced by the Company, the revenue distribution, and the customers for each market:

Markets Serviced	2021 Revenue Distribution	Customers
Commercial and Industrial	63%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations

Oil and Gas	37%	Oilfield Services, Oil and Gas Operators and Producers

2021 Compared to 2020

Distribution and Services Revenues

Distribution and services revenues for 2021 increased 20% compared to 2020. In the commercial and industrial market, the increase was primarily attributable to improved economic activity across the U.S. which resulted in higher business levels in the power generation and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2021 results. The marine repair business was down slightly compared to 2020 due to reduced service activity. The commercial and industrial market 2021 results were also impacted by Winter Storm Uri with reduced activity levels at many locations across the Southern U.S. during the first quarter. For 2021 and 2020, the commercial and industrial market contributed 63% and 74%, respectively, of the distribution and services revenues.

The oil and gas market revenues increase compared to 2020 primarily due to higher oilfield activity which resulted in increased demand for new and overhauled engines, transmissions, parts, and service. The manufacturing business also experienced increases in orders and deliveries of new and remanufactured pressure pumping equipment as well as power generation equipment for electric fracturing. For 2021 and 2020, the oil and gas market contributed 37% and 26%, respectively, of the distribution and services revenues.

Distribution and Services Costs and Expenses

Total costs and expenses for 2021 increased 15% compared to 2020 reflecting the 21% increase in costs of sales and operating expenses, reflecting higher demand in the on-highway and power generation businesses in the commercial and industrial markets in 2021. The increase also reflects higher demand for new and overhauled transmissions and related parts and service and increased demand for new pressure pumping equipment in the oil and gas market.

Selling, general and administrative expenses for 2021 increased slightly compared to 2020. The increase was primarily due to increased incentive compensation accruals during 2021, medical costs, and warranty costs, partially offset by a bad debt expense charge of $3,339,000 as a result of the bankruptcy of a large oil and gas customer, and $1,354,000 of severance expense as a result of continued workforce reductions, each recorded during the 2020 second quarter.

Depreciation and amortization for 2021 decreased 27% compared to 2020. The decrease was primarily due to lower amortization of intangible assets other than goodwill, which had been impaired during the 2020 first quarter and certain equipment and leasehold improvements acquired from Stewart & Stevenson LLC that became fully depreciated during 2020 and 2021.

Distribution and Services Operating Income (Loss) and Operating Margins

Operating income for the distribution and services segment for 2021 increased 326% compared to 2020. The operating margin was 3.0% for 2021 compared to (1.6)% for 2020. The results reflect increased business levels in both the commercial and industrial and oil and gas markets and a return to profitability, partially offset by higher costs and expenses due to increased activity levels.

General Corporate Expenses

General corporate expenses for 2021, 2020, and 2019 were $13,803,000, $11,050,000 and $13,643,000, respectively. General corporate expenses were higher in 2021 than 2020 primarily due to higher incentive compensation accruals and costs related to Hurricane Ida.

Gain on Disposition of Assets

The Company reported net gains on disposition of assets of $5,761,000, $118,000, and $8,152,000 in 2021, 2020, and 2019, respectively. The net gains were predominantly from the sales or retirements of marine equipment and distribution and services facilities.

Other Income and Expenses

The following table sets forth a year over year comparison of impairments and other charges, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Year Ended December 31,
	2021	2020	% Change	2019	% Change
Impairments and other charges	$(340,713)	$(561,274)	(39)%	$(35,525)	1,480%
Other income	$10,001	$8,147	23%	$3,787	115%
Noncontrolling interests	$(183)	$(954)	(81)%	$(672)	42%
Interest expense	$(42,469)	$(48,739)	(13)%	$(55,994)	(13)%

Impairments and Other Charges

For 2021, impairments and other charges includes $340,713,000 before taxes, $275,068,000 after taxes, or $4.58 per share, non-cash charges related to impairment of long-lived assets related to coastal marine transportation equipment and impairment of goodwill in the marine transportation segment.

For 2020, impairments and other charges includes $561,274,000 before taxes, $433,341,000 after taxes, or $7.24 per share, non-cash charges related to inventory write-downs, impairment of long-lived assets, including intangible assets and property and equipment, and impairment of goodwill in the distribution and services segment.

See Note 7, Impairments and Other Charges for additional information.

Other Income

Other income for 2021, 2020, and 2019 includes income of $8,175,000, $6,186,000 and $3,454,000, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt, average interest rate, and capitalized interest excluded from interest expense (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Average debt	$1,293,446	$1,567,523	$1,502,044
Average interest rate	3.2%	3.1%	3.7%
Capitalized interest	$—	$—	$1,003

Interest expense for 2021 decreased 13% compared to 2020, primarily due to lower average debt outstanding as a result of debt repayments since the 2020 first quarter.

(Provision) Benefit for Taxes on Income

On November 13, 2021, the voters of the state of Louisiana approved a constitutional amendment that removed the corporate tax deduction for federal income taxes paid and lowered the corporate income tax rate from 8% to 7.5% effective January 1, 2022. The result of the amendment was an increase in the effective Louisiana state income tax rate, net of deduction for federal income tax, from 6.3% to 7.5%. As a result of the amendment, the Company recognized a one-time deferred tax provision of $5,656,000 during the fourth quarter of 2021 due to remeasuring the Company’s Louisiana and U.S. deferred tax assets and liabilities based on the new effective Louisiana state income tax rate.

During 2020, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), net operating losses generated during 2018 through 2020 were used to offset taxable income generated between 2013 through 2017. Net operating losses carried back to tax years 2013 through 2017 were applied at the higher federal statutory tax rate of 35% compared to the statutory rate of 21% in effect at December 31, 2020. The Company generated an effective tax rate benefit in 2020 as a result of such carrybacks.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth a year over year comparison of the significant components of the balance sheets (dollars in thousands):

	December 31,
	2021	2020	% Change	2019	% Change
Assets:
Current assets	$1,003,865	$1,047,971	(4)%	$917,579	14%
Property and equipment, net	3,678,515	3,917,070	(6)	3,777,110	4
Operating lease right-of-use assets	167,730	174,317	(4)	159,641	9
Investment in affiliates	2,134	2,689	(21)	2,025	33
Goodwill	438,748	657,800	(33)	953,826	(31)
Other intangibles, net	60,070	68,979	(13)	210,682	(67)
Other assets	48,001	55,348	(13)	58,234	(5)
	$5,399,063	$5,924,174	(9)%	$6,079,097	(3)%

Liabilities and stockholders’ equity:
Current liabilities	$543,772	$466,032	17%	$514,115	(9)%
Long-term debt, net — less current portion	1,161,433	1,468,546	(21)	1,369,751	7
Deferred income taxes	574,152	606,844	(5)	588,204	3
Operating lease liabilities — less current portion	159,672	163,496	(2)	139,457	17
Other long-term liabilities	71,252	131,703	(46)	95,978	37
Total equity	2,888,782	3,087,553	(6)	3,371,592	(8)
	$5,399,063	$5,924,174	(9)%	$6,079,097	(3)%

2021 Compared to 2020

Current assets as of December 31, 2021 decreased 4% compared to December 31, 2020. Trade accounts receivable increased 33% primarily due to increased business activity in both the marine transportation and distribution and services segments during the 2021 fourth quarter, compared to the 2020 fourth quarter. Other accounts receivable decreased 47%, primarily due to the receipt of a tax refund of $119,493,000 including accrued interest in 2021, for the Company's 2019 federal tax return. Inventories increased by 7% primarily due to a buildup in the distribution and services segment for projects that will deliver in 2022. Prepaid expenses and other current assets increased 21%, primarily due to the increase in the price of diesel fuel and the reclassification of certain coastal marine transportation equipment to held for sale.

Property and equipment, net of accumulated depreciation, at December 31, 2021 decreased 6% compared to December 31, 2020. The decrease reflected $205,960,000 of depreciation expense, $142,014,000 of property disposals, including the sale of the Hawaii marine transportation equipment, and retirement of underutilized equipment that was reclassified to held for sale, and $15,430,000 of impairment charges related to coastal marine transportation equipment held and used, partially offset by $116,648,000 of capital additions (including an increase in accrued capital expenditures) and $8,201,000 primarily related to the acquisition of four inland tank barges during 2021, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of December 31, 2021 decreased 4% compared to December 31, 2020, primarily due to lease amortization expense and impairment charges, partially offset by new leases acquired.

Goodwill as of December 31, 2021 decreased 33% compared to December 31, 2020, due to a goodwill impairment in the marine transportation segment.

Other intangibles, net, as of December 31, 2021 decreased 13% compared to December 31, 2020, primarily due to amortization.

Other assets as of December 31, 2021 decreased 13% compared to December 31, 2020, primarily due to amortization of drydock expenditures.

Current liabilities as of December 31, 2021 increased 17% compared to December 31, 2020. Accounts payable increased 23%, primarily due to higher business activity levels and an increase in accrued capital expenditures. Accrued liabilities increased 5%, primarily due to higher accrued incentive compensation during 2021 and higher warranty reserves. Deferred revenues increased 60%, primarily due to deposits on equipment expected to be shipped in 2022 in the distribution and services segment.

Long-term debt, net – less current portion, as of December 31, 2021 decreased 21% compared to December 31, 2020, primarily reflecting repayments of $250,000,000 and $60,000,000 under the Revolving Credit Facility and Term Loan, respectively. Net debt discounts and deferred issuance costs were $3,567,000 (excluding $1,403,000 attributable to the Revolving Credit Facility included in other assets on the balance sheet) at December 31, 2021 and $6,454,000 at December 31, 2020.

Deferred income taxes as of December 31, 2021 decreased 5% compared to December 31, 2020, primarily reflecting the 2021 deferred tax benefit of $44,419,000.

Operating lease liabilities – less current portion, as of December 31, 2021 decreased 2% compared to December 31, 2020, primarily due to lease payments made, partially offset by new leases acquired and liability accretion.

Other long-term liabilities as of December 31, 2021 decreased 46% compared to December 31, 2020, primarily due to amortization of intangible liabilities, a decrease in pension liabilities due to an improved funded position, and the payment of accrued payroll taxes deferred under provisions of the CARES Act.

Total equity as of December 31, 2021 decreased 6% compared to December 31, 2020, primarily due to a net loss attributable to Kirby of $246,954,000 for 2021 and tax withholdings of $2,856,000 on restricted stock and RSU vestings, partially offset by an increase in additional paid-in capital due to amortization of unearned share-based compensation of $15,713,000.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. No pension contributions were made in 2021, 2020 or 2019. The fair value of plan assets was $394,395,000 and $357,801,000 at December 31, 2021 and December 31, 2020, respectively.

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

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions to the Higman pension plan of $479,000 in 2021, $797,000 in 2020 for the 2019 plan year, $1,438,000 in 2020 for the 2020 plan year, $1,615,000 in 2019 for the 2018 plan year, and $1,449,000 in 2019 for the 2019 plan year. The fair value of plan assets was $36,426,000 and $37,336,000 at December 31, 2021 and December 31, 2020, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 3.0% for the Kirby pension plan and 3.1% for the Higman pension plan in 2021 and 2.8% for the Kirby pension plan and 2.9% for the Higman pension plan in 2020. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the accumulated benefit obligation (“ABO”) of approximately $8,100,000. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in both 2021 and 2020. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31,
	2021	2020
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$—	$250,000
Term Loan due March 27, 2024 (a)	315,000	375,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2022	—	—
Bank notes payable	1,934	40
	1,166,934	1,475,040
Unamortized debt discount and issuance costs (b)	(3,567)	(6,454)
	$1,163,367	$1,468,586
(a)
Variable interest rate of 1.5% at both December 31, 2021 and 2020.
(b)
Excludes $1,403,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2021.

The Company has an amended and restated credit agreement (“Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is due on March 27, 2024 and is prepayable, in whole or in part, without penalty. During 2021 and 2019, the Company repaid $60,000,000 and $125,000,000, respectively, under the Term Loan prior to the originally scheduled installments. No prepayments were made in 2020. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $844,937,000 as of December 31, 2021.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300,000,000 of unsecured senior notes with a group of institutional investors, consisting of $60,000,000 of 3.46% series A notes ("Series A Notes") and $240,000,000 of 3.51% series B notes ("Series B Notes"), each due January 19, 2033 (collectively, the "2033 Notes"). The Series A Notes are scheduled to be issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5,250,000 will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $525,000. The 2033 Notes will be unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company intends to use the proceeds from the issuance of the 2033 Notes and cash provided by operations to repay the 3.29% senior unsecured notes due February 27, 2023.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

Outstanding letters of credit under the $10,000,000 credit line were $1,299,000 and available borrowing capacity was $8,701,000 as of December 31, 2021.

As of December 31, 2021, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt.

Cash Flow and Capital Expenditures

The Company generated net cash provided by operating activities of $321,576,000, $444,940,000, and $511,813,000 for the years ended December 31, 2021, 2020, and 2019, respectively. During 2021, the 28% decrease was primarily due to lower revenues and operating income in the marine transportation segment, partially offset by a tax refund of $119,493,000, including accrued interest, for the Company’s 2019 federal tax return, increased revenues and operating income in the distribution and services segment, reduced incentive compensation payouts, and the full year impact of revenues from the Savage fleet which was acquired in April 2020. Decreases in marine transportation revenues and operating income were driven by decreased term and spot contract pricing in the inland market, each as a result of a reduction in demand due to the COVID-19 pandemic. Marine transportation results in 2021 were also negatively impacted by Winter Storm Uri and Hurricane Ida. The decrease in cash flows was also partially due to an increase in inventories in 2021 compared to a decrease in 2020.

During 2021, 2020, and 2019, the Company generated cash of $51,342,000, $17,310,000, and $57,657,000, respectively, from proceeds from the disposition of assets, and $629,000, $353,000, and $5,743,000, respectively, from proceeds from the exercise of stock options.

For 2021, cash generated was used for capital expenditures of $98,015,000 (net of an increase in accrued capital expenditures of $18,633,000), including $6,202,000 for inland towboat construction and $91,813,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $9,115,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions above.

For 2020, cash generated and borrowings under the Company’s Revolving Credit Facility were used for capital expenditures of $148,185,000, (including a decrease in accrued capital expenditures of $13,280,000) including $7,506,000 for inland towboat construction and $140,679,000 primarily for upgrading existing marine equipment and marine transportation and distribution and services facilities. The Company also used $354,972,000 for acquisitions of businesses and marine equipment, more fully described under Acquisitions above.

Treasury Stock Purchases

The Company did not purchase any treasury stock during 2021, 2020, or 2019. As of February 17, 2022, the Company had approximately 1,400,000 shares available under its existing repurchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes.

Liquidity and Capital Resources

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, as of February 17, 2022, the Company had cash equivalents of $22,333,000, availability of $844,937,000 under its Revolving Credit Facility and $8,701,000 available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its Credit Agreement.

The Company expects to continue to be able to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements both in the short term and in the long term from a combination of available cash and cash equivalents, funds generated from operating activities, and available financing arrangements.

The Revolving Credit Facility’s commitment is in the amount of $850,000,000 and expires March 27, 2024. As of December 31, 2021, the Company had $844,937,000 available under the Revolving Credit Facility. The 3.29% senior unsecured notes do not mature until February 27, 2023, and require no prepayments. The Company intends to use the proceeds from the issuance of the 2033 Notes in October 2022 and January 2023 and cash provided by operations to repay the 3.29% senior unsecured notes upon maturity. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The Term Loan is due March 27, 2024 and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flow in 2022. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financing arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19,357,000 at December 31, 2021, including $12,055,000 in letters of credit and $7,302,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

The Company’s marine transportation term contracts typically contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes. However, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. The Company’s spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases. Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year are detailed in Note 6, Leases. Lease payments for towing vessels exclude non-lease components. The Company estimates that non-lease components comprise approximately 70% of charter rental costs, related to towboat crew costs, maintenance and insurance.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2021, the Company’s pension plan funding was 92% of the pension plans’ ABO, including the Higman pension plan. The Company expects to make additional pension contributions of $145,000 in 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 1% increase in variable interest rates would impact the 2021 interest expense by $3,150,000 based on balances outstanding at December 31, 2021, and would change the fair value of the Company’s debt by approximately 3%.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 80 and pages 47 to 79 of this report).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of December 31, 2021, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2021, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2021, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kirby Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for impairment of goodwill as of January 1, 2020 due to the adoption of Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Kirby Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas

February 18, 2022

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,813	$80,338
Accounts receivable:
Trade — less allowance for doubtful accounts of $8,177 ($8,807 in 2020)	417,958	315,283
Other	149,964	284,899
Inventories — at lower of average cost or net realizable value	331,350	309,675
Prepaid expenses and other current assets	69,780	57,776
Total current assets	1,003,865	1,047,971

Property and equipment:
Marine transportation equipment	4,789,994	4,999,777
Land, buildings and equipment	602,857	615,623
	5,392,851	5,615,400
Accumulated depreciation	(1,714,336)	(1,698,330)
Property and equipment — net	3,678,515	3,917,070
Operating lease right-of-use assets	167,730	174,317
Investment in affiliates	2,134	2,689
Goodwill	438,748	657,800
Other intangibles, net	60,070	68,979
Other assets	48,001	55,348
Total assets	$5,399,063	$5,924,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$1,934	$40
Income taxes payable	—	474
Accounts payable	199,088	162,507
Accrued liabilities:
Interest	11,379	11,272
Insurance premiums and claims	111,117	111,359
Employee compensation	39,331	32,918
Taxes — other than on income	44,740	44,366
Other	29,511	24,940
Current portion of operating lease liabilities	33,902	32,750
Deferred revenues	72,770	45,406
Total current liabilities	543,772	466,032
Long-term debt, net — less current portion	1,161,433	1,468,546
Deferred income taxes	574,152	606,844
Operating lease liabilities — less current portion	159,672	163,496
Other long-term liabilities	71,252	131,703
Total long-term liabilities	1,966,509	2,370,589

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000	6,547	6,547
Additional paid-in capital	854,512	844,979
Accumulated other comprehensive income — net	(25,966)	(61,452)
Retained earnings	2,346,439	2,593,393
Treasury stock — at cost, 5,361,000 shares in 2021 and 5,434,000 shares in 2020	(295,208)	(299,161)
Total Kirby stockholders’ equity	2,886,324	3,084,306
Noncontrolling interests	2,458	3,247
Total equity	2,888,782	3,087,553
Total liabilities and equity	$5,399,063	$5,924,174

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,322,918	$1,404,265	$1,587,082
Distribution and services	923,742	767,143	1,251,317
Total revenues	2,246,660	2,171,408	2,838,399

Costs and expenses:
Costs of sales and operating expenses	1,652,961	1,510,818	2,030,046
Selling, general and administrative	266,911	258,272	277,388
Taxes, other than on income	36,251	42,000	41,933
Depreciation and amortization	213,718	219,921	219,632
Impairments and other charges	340,713	561,274	35,525
Gain on disposition of assets	(5,761)	(118)	(8,152)
Total costs and expenses	2,504,793	2,592,167	2,596,372
Operating income (loss)	(258,133)	(420,759)	242,027
Other income	10,001	8,147	3,787
Interest expense	(42,469)	(48,739)	(55,994)
Earnings (loss) before taxes on income	(290,601)	(461,351)	189,820
(Provision) benefit for taxes on income	43,830	189,759	(46,801)
Net earnings (loss)	(246,771)	(271,592)	143,019
Less: Net earnings attributable to noncontrolling interests	(183)	(954)	(672)
Net earnings (loss) attributable to Kirby	$(246,954)	$(272,546)	$142,347

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.11)	$(4.55)	$2.38
Diluted	$(4.11)	$(4.55)	$2.37

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Net earnings (loss)	$(246,771)	$(271,592)	$143,019
Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	36,547	(23,320)	(4,203)
Foreign currency translation adjustments	(1,061)	(333)	(85)
Total other comprehensive income (loss), net of taxes	35,486	(23,653)	(4,288)

Total comprehensive income (loss), net of taxes	(211,285)	(295,245)	138,731
Net earnings attributable to noncontrolling interests	(183)	(954)	(672)
Comprehensive income (loss) attributable to Kirby	$(211,468)	$(296,199)	$138,059

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(246,771)	$(271,592)	$143,019
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	213,718	219,921	219,632
Provision (credit) for doubtful accounts	(138)	3,716	(873)
Provision (benefit) for deferred income taxes	(44,419)	25,163	46,839
Gain on disposition of assets	(5,761)	(118)	(8,152)
Impairments and other charges	340,713	561,274	35,525
Amortization of unearned share-based compensation	15,713	14,722	13,612
Amortization of major maintenance costs	33,213	30,214	23,962
Other	(640)	(90)	1,683
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	29,126	(124,941)	43,078
Inventory	(19,248)	47,076	122,773
Other assets	(38,335)	(29,994)	(25,470)
Income taxes payable	480	8,826	(2,503)
Accounts payable	15,951	(39,795)	(57,405)
Accrued and other liabilities	27,974	558	(43,907)
Net cash provided by operating activities	321,576	444,940	511,813

Cash flows from investing activities:
Capital expenditures	(98,015)	(148,185)	(248,164)
Acquisitions of businesses and marine equipment, net of cash acquired	(9,115)	(354,972)	(262,491)
Proceeds from disposition of assets and other	51,342	17,310	57,657
Net cash used in investing activities	(55,788)	(485,847)	(452,998)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(248,105)	250,024	(417,376)
Borrowings on long-term debt	—	—	500,000
Payments on long-term debt	(60,000)	(150,000)	(125,000)
Payment of debt issue costs	—	—	(2,397)
Return of investment to noncontrolling interests and other	(981)	(676)	(817)
Proceeds from exercise of stock options	629	353	5,743
Payments related to tax withholding for share-based compensation	(2,856)	(3,193)	(2,031)
Net cash provided by (used in) financing activities	(311,313)	96,508	(41,878)
Increase (decrease) in cash and cash equivalents	(45,525)	55,601	16,937
Cash and cash equivalents, beginning of year	80,338	24,737	7,800
Cash and cash equivalents, end of year	$34,813	$80,338	$24,737

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$40,878	$48,721	$55,766
Income taxes paid (refunded), net	$(116,648)	$(35,571)	$2,926
Operating cash outflow from operating leases	$44,089	$43,639	$39,376
Non-cash investing activity:
Capital expenditures included in accounts payable	$18,633	$(13,280)	$13,875
Right-of-use assets obtained in exchange for lease obligations	$33,842	$46,511	$21,195

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2018	65,472	$6,547	$823,347	$(33,511)	$2,723,592	(5,608)	$(306,788)	$3,114	$3,216,301
Stock option exercises	—	—	675	—	—	93	5,121	—	5,796
Issuance of stock for equity awards, net of forfeitures	—	—	(1,735)	—	—	32	1,735	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(30)	(2,031)	—	(2,031)
Amortization of unearned share-based compensation	—	—	13,612	—	—	—	—	—	13,612
Total comprehensive income, net of taxes	—	—	—	(4,288)	142,347	—	—	672	138,731
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(817)	(817)
Balance at December 31, 2019	65,472	$6,547	$835,899	$(37,799)	$2,865,939	(5,513)	$(301,963)	$2,969	$3,371,592
Stock option exercises	—	—	26	—	—	15	327	—	353
Issuance of stock for equity awards, net of forfeitures	—	—	(5,668)	—	—	103	5,668	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(3,193)	—	(3,193)
Amortization of unearned share-based compensation	—	—	14,722	—	—	—	—	—	14,722
Total comprehensive loss, net of taxes	—	—	—	(23,653)	(272,546)	—	—	954	(295,245)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(676)	(676)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	21	—	—	12	608	—	629
Issuance of stock for equity awards, net of forfeitures	—	—	(6,201)	—	—	113	6,201	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(52)	(2,856)	—	(2,856)
Amortization of unearned share-based compensation	—	—	15,713	—	—	—	—	—	15,713
Total comprehensive loss, net of taxes	—	—	—	35,486	(246,954)	—	—	183	(211,285)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(972)	(972)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable-trade as of December 31, 2021 and 2020 were $92,749,000 and $91,850,000, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

The Company’s marine transportation and distribution and services operations are subject to hazards associated with such businesses. The Company maintains insurance coverage against these hazards with insurance companies. Included in accounts receivable-other as of December 31, 2021 and 2020 were $69,558,000 and $83,145,000, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five-year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life or improve the operating capability of the vessel result in the costs being capitalized. The Company recognized amortization of major maintenance costs of $33,213,000, $30,214,000, and $23,962,000 for the years ended December 31, 2021, 2020, and 2019, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. Interest expense excludes capitalized interest of $1,003,000 for the year ending December 31, 2019. For the years ended December 31, 2021 and 2020, no interest was capitalized.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and reasonably estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment tests at November 30, 2021, 2020, and 2019. The Company also conducted interim goodwill impairment tests at September 30, 2021 and March 31, 2020. Refer to Note 7, Impairments and other charges for more information. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on a combination of projected discounted future operating cash flows using an appropriate discount rate and a market approach for comparable companies. The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2019 (gross)	$424,149	$549,846	$973,995
Accumulated impairment and amortization	(18,574)	(1,595)	(20,169)
Balance at December 31, 2019	405,575	548,251	953,826
Impairment	—	(387,970)	(387,970)
Savage acquisition	81,635	—	81,635
Convoy acquisition	—	10,309	10,309
Balance at December 31, 2020 (gross)	505,784	560,155	1,065,939
Accumulated impairment and amortization	(18,574)	(389,565)	(408,139)
Balance at December 31, 2020	$487,210	$170,590	$657,800
Impairment	(219,052)	—	(219,052)
Balance at December 31, 2021 (gross)	505,784	560,155	1,065,939
Accumulated impairment and amortization	(237,626)	(389,565)	(627,191)
Balance at December 31, 2021	$268,158	$170,590	$438,748

Other Intangibles. Other intangibles include assets for favorable contracts and customer relationships, distributorship and dealership agreements, trade names and non-compete agreements and liabilities for unfavorable leases and contracts. The following table summarizes the balances of other intangible assets and other intangible liabilities (in thousands):

	December 31,
	2021	2020
Other intangible assets – gross	$203,217	$203,217
Accumulated amortization	(143,147)	(134,238)
Other intangible assets – net	$60,070	$68,979

Other intangible liabilities – gross	$13,860	$13,860
Accumulated amortization	(12,120)	(10,960)
Other intangible liabilities – net	$1,740	$2,900

The costs of intangible assets and liabilities are amortized to expense in a systematic and rational manner over their estimated useful lives. For the years ended December 31, 2021, 2020, and 2019, the amortization expense for intangibles was $7,758,000, $9,235,000, and $15,040,000, respectively. Estimated net amortization expense for amortizable intangible assets and liabilities for the next five years (2022 – 2026) is approximately $7,466,000, $7,947,000, $8,513,000, $8,513,000, and $6,257,000, respectively. As of December 31, 2021, the weighted average amortization period for intangible assets and liabilities was approximately 8 years.

Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to three years, some of which have renewal options, and the remainder is from spot contracts. The majority of the term contracts are for terms of one year. The Company provides marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate or at a daily rate. The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. The performance of the service is invoiced as the transaction occurs and payment is required depending on each specific customer’s credit.

Distribution products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices. Parts sales are recognized when control transfers to the customer, generally when title passes upon shipment to customers. Service revenue is recognized over time as the service is provided using measures of progress utilizing hours worked or costs incurred as a percentage of estimated hours or expected costs. Revenue from rental agreements is recognized on a straight-line basis over the rental period. The Company recognizes the revenues on manufacturing activities upon shipment and transfer of control to the customer. The transactions in the distribution and services segment are typically invoiced as parts are shipped or upon the completion of the service job. Contract manufacturing activities are generally invoiced upon shipment and the Company will often get deposits from its customers prior to starting work, or progress payments during the project depending on the credit worthiness of the customer and the size of the project.

Stock-Based Compensation. The Company has share-based compensation plans covering selected officers and other key employees as well as the Company’s Board of Directors. Stock-based grants made under the Company’s stock plans are recorded at fair value on the date of the grant and the cost for all grants made under the director plan and for grants made under the employee plan is generally recognized ratably over the vesting period of the restricted stock unit ("RSU"), stock option, or restricted stock, however, the employee plan includes a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The provision results in shorter expense accrual periods on stock options and RSUs granted to employees who are nearing retirement and meet the service and age requirements. Stock option grants are valued at the date of grant as calculated under the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur. The Company’s stock-based compensation plans are more fully described in Note 8, Stock Award Plans.

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

Accrued Insurance. Accrued insurance liabilities include estimates based on individual incurred claims outstanding and an estimated amount for losses incurred but not reported (“IBNR”) or fully developed based on past experience. Insurance premiums, IBNR losses and incurred claim losses, in excess of the Company’s deductible for the years ended December 31, 2021, 2020, and 2019, were $37,836,000, $30,564,000, and $32,372,000, respectively.

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

Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12") which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The Company adopted ASU 2019-12 on January 1, 2021. There was no material impact on the Company’s financial statements or disclosures upon adoption of ASU 2019-12.

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

(2) Acquisitions

During 2021, the Company purchased four inland tank barges from a leasing company for $7,470,000 in cash. The Company had been leasing the barges prior to the purchase.

On October 4, 2021, the Company paid $1,645,000 in cash to purchase assets of an energy storage systems manufacturer based in Texas which have been key to the development of new power generation solutions for electric fracturing equipment. Assets acquired and liabilities assumed consisted primarily of a right of use lease asset and lease liability for an operating lease assumed as part of the acquisition.

Pro forma results of the acquisitions made in 2021 have not been presented as the pro forma revenues and net earnings attributable to Kirby would not be materially different from the Company’s actual results.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marine transportation segment:
Inland transportation	$1,005,145	$1,094,630	$1,220,878
Coastal transportation	317,773	309,635	366,204
	$1,322,918	$1,404,265	$1,587,082
Distribution and services segment:
Commercial and industrial	$578,011	$566,326	$591,953
Oil and gas	345,731	200,817	659,364
	$923,742	$767,143	$1,251,317

The Company’s revenue is measured based on consideration specified in its contracts with its customers. The Company recognizes revenue over time as it provides services to its customers, or at the point in time that control over a part or product transfers to its customer.

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the years ended December 31, 2021, 2020, and 2019, that were included in the opening contract liability balances were $40,925,000, $38,455,000 and $76,412,000, respectively. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet. The Company did not have any contract assets at December 31, 2021 or December 31, 2020. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(4) Segment Data

The Company’s operations are aggregated into two reportable business segments as follows:

Marine Transportation — Provides marine transportation by United States flagged vessels principally of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, and to a lesser extent, in United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products and agricultural chemicals.

Distribution and Services — Provides after-market service and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service customers.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of the distribution and services segment from the marine transportation segment of $23,632,000, $27,782,000, and $27,441,000 in 2021, 2020, and 2019, respectively, as well as the related intersegment profit of $2,363,000, $2,778,000, and $2,744,000 in 2021, 2020, and 2019, respectively, have been eliminated from the tables below.

The following tables set forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Marine transportation	$1,322,918	$1,404,265	$1,587,082
Distribution and services	923,742	767,143	1,251,317
	$2,246,660	$2,171,408	$2,838,399
Segment profit (loss):
Marine transportation	$63,015	$163,638	$215,842
Distribution and services	27,607	(12,191)	67,201
Other	(381,223)	(612,798)	(93,223)
	$(290,601)	$(461,351)	$189,820
Depreciation and amortization:
Marine transportation	$185,979	$186,798	$179,742
Distribution and services	20,573	28,255	35,998
Other	7,166	4,868	3,892
	$213,718	$219,921	$219,632
Capital expenditures:
Marine transportation	$84,353	$133,990	$217,364
Distribution and services	8,104	4,854	18,284
Other	5,558	9,341	12,516
	$98,015	$148,185	$248,164

	December 31,
	2021	2020
Total assets:
Marine transportation	$4,319,080	$4,760,449
Distribution and services	892,603	805,831
Other	187,380	357,894
	$5,399,063	$5,924,174

The following table presents the details of “Other” segment profit (loss) (in thousands):

	Year Ended December 31,
	2021	2020	2019
General corporate expenses	$(13,803)	$(11,050)	$(13,643)
Gain on disposition of assets	5,761	118	8,152
Impairments and other charges	(340,713)	(561,274)	(35,525)
Interest expense	(42,469)	(48,739)	(55,994)
Other income	10,001	8,147	3,787
	$(381,223)	$(612,798)	$(93,223)

The following table presents the details of “Other” total assets (in thousands):

	December 31,
	2021	2020
General corporate assets	$185,246	$355,205
Investment in affiliates	2,134	2,689
	$187,380	$357,894

(5) Long-Term Debt

The following table presents the carrying value and fair value of debt outstanding (in thousands):

	December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 27, 2024 (a)	$—	$—	$250,000	$250,000
Term Loan due March 27, 2024 (a)	315,000	315,000	375,000	375,000
3.29% senior notes due February 27, 2023	350,000	358,390	350,000	364,538
4.2% senior notes due March 1, 2028	500,000	549,239	500,000	581,115
Credit Line due June 30, 2022	—	—	—	—
Bank notes payable	1,934	1,934	40	40
	1,166,934	1,224,563	1,475,040	1,570,693
Unamortized debt discounts and issuance costs (b)	(3,567)	—	(6,454)	—
	$1,163,367	$1,224,563	$1,468,586	$1,570,693

(a)
Variable interest rate of 1.5% at both December 31, 2021 and 2020.
(b)
Excludes $1,403,000 attributable to the Revolving Credit Facility included in other assets at December 31, 2021.

The fair value of debt outstanding was determined using inputs characteristic of a Level 2 fair value measurement.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Year Ended December 31,
	2021	2020	2019
Borrowings on bank credit facilities	$6,162	$582,277	$1,351,158
Payments on bank credit facilities	(254,267)	(332,253)	(1,768,534)
	$(248,105)	$250,024	$(417,376)

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2022	1,934
2023	350,000
2024	315,000
2025	—
2026	—
Thereafter	500,000
$1,166,934

The Company has an amended and restated credit agreement (“Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850,000,000 revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Credit Agreement provides for a variable interest rate based on the London interbank offered rate (“LIBOR”) or a base rate calculated with reference to the agent bank’s prime rate, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company’s credit rating and is currently 112.5 basis points over LIBOR or 12.5 basis points over the Alternate Base Rate. The Term Loan is due on March 27, 2024 and is prepayable, in whole or in part, without penalty. During 2021 and 2020, the Company repaid $60,000,000 and $125,000,000, respectively, under the Term Loan prior to the originally scheduled installments. The Credit Agreement contains certain financial covenants including an interest coverage ratio and a debt-to-capitalization ratio. In addition to financial covenants, the Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates and changes in lines of business. The Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the Credit Agreement may be used for general corporate purposes including acquisitions. As of December 31, 2021, the Company was in compliance with all Credit Agreement covenants. The Revolving Credit Facility includes a $25,000,000 commitment which may be used for standby letters of credit. Outstanding letters of credit under the Revolving Credit Facility were $5,063,000 and available borrowing capacity was $844,937,000 as of December 31, 2021.

The Company has $350,000,000 of 3.29% senior unsecured notes due February 27, 2023 (the “2023 Notes”). No principal payments are required until maturity. The 2023 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2023 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others.

The Company has $500,000,000 of 4.2% senior unsecured notes due March 1, 2028 (the “2028 Notes”) with U.S. Bank National Association, as trustee. No principal payments are required until maturity. Interest payments of $10,500,000 are due semi-annually on March 1 and September 1 of each year. The 2028 Notes are unsecured and rank equally in right of payment with the Company’s other unsecured senior indebtedness. The 2028 Notes contain certain covenants on the part of the Company, including covenants relating to liens, sale-leasebacks, asset sales and mergers, among others. The 2028 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300,000,000 of unsecured senior notes with a group of institutional investors, consisting of $60,000,000 of 3.46% series A notes ("Series A Notes") and $240,000,000 of 3.51% series B notes ("Series B Notes"), each due January 19, 2033 (collectively, the "2033 Notes"). The Series A Notes are scheduled to be issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5,250,000 will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $525,000. The 2033 Notes will be unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The Company intends to use the proceeds from the issuance of the 2033 Notes and cash provided by operations to repay the 2023 Notes upon maturity.

The Company has a $10,000,000 line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2022. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2021. Outstanding letters of credit under the Credit Line were $1,299,000 and available borrowing capacity was $8,701,000 as of December 31, 2021.

The Company also had $1,934,000 and $40,000 of short-term unsecured loans outstanding, as of December 31, 2021 and 2020, respectively, related to its South American operations.

On February 27, 2020, upon maturity, the Company repaid in full $150,000,000 of 2.72% unsecured senior notes.

As of December 31, 2021, the Company was in compliance with all covenants under its debt instruments.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

2022	$41,685
2023	35,833
2024	28,837
2025	23,794
2026	18,361
Thereafter	91,237
Total lease payments	239,747
Less: imputed interest	(46,173)
Operating lease liabilities	$193,574

The following table summarizes lease costs (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$40,786	$43,810	$39,064
Variable lease cost	1,793	1,550	2,326
Short-term lease cost	17,914	25,387	31,340
Sublease income	(1,032)	(1,143)	(420)
Total lease cost	$59,461	$69,604	$72,310

The following table summarizes other supplemental information about the Company’s operating leases:

	December 31,
	2021	2020	2019
Weighted average discount rate	3.8%	4.1%	4.0%
Weighted average remaining lease term	9 years	10 years	11 years

(7) Impairments and Other Charges

During the third quarter of 2021, the Company decided to exit the Hawaii market, selling marine transportation equipment including four coastal tank barges, seven coastal tugboats, and certain other assets for aggregate cash proceeds of $17,200,000. In addition, as of September 30, 2021, the Company retired and classified as held for sale, an additional 12 coastal tank barges and four coastal tugboats which were underutilized. The sales and retirements of coastal marine transportation equipment resulted in an aggregate non‑cash impairment charge of $97,508,000 to reduce the carrying value of these assets to their estimated sales prices, net of costs to sell.

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

During the first quarter of 2020, Kirby’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the overall United States stock market also declined significantly amid market volatility. In addition, as a result of uncertainty surrounding the outbreak of COVID-19 and a sharp decline in oil prices during the 2020 first quarter, many of the Company’s oil and gas customers responded by quickly cutting 2020 capital spending budgets and activity levels quickly declined. Lower activity levels resulted in a decline in drilling activity, resulting in lower demand for new and remanufactured oilfield equipment and related parts and service in the distribution and services segment. As a result, the Company concluded that a triggering event had occurred and performed interim quantitative impairment tests as of March 31, 2020 for certain of the distribution and services segment’s long-lived assets and goodwill.

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

(8) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Compensation cost	$15,713	$14,722	$13,612
Income tax benefit	$4,410	$4,143	$3,368

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of RSUs, stock options, restricted stock awards, and performance awards. Restricted stock and RSUs generally vest ratably over five years, however, the plan includes a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The provision results in shorter expense accrual periods on stock options and RSUs granted to employees who are nearing retirement and meet the service and age requirements.

On March 1, 2021, subject to stockholder approval, the Board of Directors approved amendments to the Company’s 2005 Stock and Incentive Plan (the “Plan”) to, among other things, add 1,400,000 shares of availability. The amendment to the Plan was subsequently approved at the Annual Meeting of Stockholders on April 27, 2021. At December 31, 2021, there were 2,202,589 shares available for future grants under the Plan.

The exercise price for each option equals the fair market value per share of the Company’s common stock on the date of grant. Substantially all stock options outstanding under the plan have terms of seven years and vest ratably over three years. No performance awards payable in stock have been awarded under the plan and no outstanding stock options under the employee plan were issued with stock appreciation rights.

The following is a summary of the stock option activity under the employee plan described above:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2020	577,517	$72.09
Exercised	(2,424)	$51.23
Forfeited or expired	(37,326)	$93.96
Outstanding at December 31, 2021	537,767	$70.66

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2021:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value
$51.23	59,891	1.1	$51.23		59,891	$51.23
$64.65 – $68.50	92,385	2.5	$67.24		92,385	$67.24
$73.29 – $75.50	378,786	3.6	$74.32		266,478	$74.67
$84.90	6,705	4.3	$84.90		4,470	$84.90
$51.23 – $84.90	537,767	3.2	$70.66	$491,000	423,224	$69.84	$491,000

The following is a summary of the restricted stock award activity under the employee plan described above:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2020	83,902	$63.33
Vested	(65,037)	$61.77
Forfeited	(441)	$68.50
Nonvested balance at December 31, 2021	18,424	$68.72

No restricted stock awards were granted under the employee plan during 2021, 2020, and 2019.

The following is a summary of RSU activity under the employee plan described above:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2020	338,418	$74.09
Granted	339,092	$51.36
Vested	(83,304)	$74.29
Forfeited	(3,227)	$63.97
Nonvested balance at December 31, 2021	590,979	$61.07

The weighted average grant date fair value of RSUs granted for the years ended December 31, 2021, 2020, and 2019 was $51.36, $73.04, and $74.46, respectively.

During January 2022, the Company granted 196,915 RSUs to selected officers and other key employees under its employee stock award plan, which vest ratably over five years.

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2021, 391,447 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above:

	Outstanding Non-Qualified or Nonincentive Stock Awards	Weighted Average Exercise Price
Outstanding at December 31, 2020	103,756	$77.44
Exercised	(14,776)	$57.06
Outstanding at December 31, 2021	88,980	$80.82

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2021:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$61.89 – $62.48	20,500	0.6	$62.19		20,500	$62.19
$70.65 – $99.52	68,480	2.1	$86.39		68,480	$86.39
$61.89 – $99.52	88,980	1.8	$80.82	$—	88,980	$80.82	$—

The following is a summary of the restricted stock award activity under the director plan described above:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2020	904	$49.84
Granted	29,773	$65.13
Vested	(27,340)	$65.41
Nonvested balance at December 31, 2021	3,337	$58.70

The weighted average grant date fair value of restricted stock awards granted under the director plan for the years ended December 31, 2021, 2020, and 2019 were $65.13, $49.84, and $84.81, respectively.

The total intrinsic value of all stock options exercised under all of the Company’s plans was $115,000, $745,000, and $1,655,000 for the years ended December 31, 2021, 2020, and 2019, respectively. The actual tax benefit realized for tax deductions from stock option exercises was $32,000, $210,000, and $410,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The total fair value of all the restricted stock vestings under all of the Company’s plans was $5,344,000, $5,649,000, and $5,917,000 for the years ended December 31, 2021, 2020, and 2019, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $1,500,000, $1,590,000, and $1,464,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

The total fair value of all the RSU vestings under the Company’s employee plan was $4,419,000, $5,172,000 and $1,727,000 for the years ended December 31, 2021, 2020, and 2019 respectively. The actual tax benefit realized for tax deductions from RSU vestings was $1,240,000, $1,455,000 and $427,000 for the years ended December 31, 2021, 2020, and 2019 respectively.

As of December 31, 2021, there was $684,000 of unrecognized compensation cost related to nonvested stock options, $180,000 related to restricted stock and $19,443,000 related to nonvested RSUs. The stock options are expected to be recognized over a weighted average period of approximately 0.6 years, restricted stock over approximately 0.1 years and RSUs over approximately 3.1 years.

The weighted average per share fair value of stock options granted during the years ended December 31, 2020 and 2019 was $20.19 and $22.77, respectively. The fair value of the stock options granted during the years ended December 31, 2020 and 2019 was $2,314,000 and $2,666,000, respectively. There were no stock options granted under the employee plan during the year ended December 31, 2021 and no stock options granted under the director plan during the years ended December 31, 2021 and 2020. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings, and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model.

The key input variables used in valuing the stock options granted were as follows:

	Year Ended December 31,
	2020	2019
Dividend yield	None	None
Average risk-free interest rate	1.3%	2.5%
Stock price volatility	28%	28%
Estimated option term	5.3 years	5.3 years

(9) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Earnings (loss) before taxes on income:
United States	$(290,181)	$(461,569)	$190,839
Foreign	(420)	218	(1,019)
	$(290,601)	$(461,351)	$189,820

Provision (benefit) for taxes on income:
U.S. Federal:
Current	$(460)	$(218,613)	$(312)
Deferred	(48,843)	37,436	45,133
	$(49,303)	$(181,177)	$44,821
U.S. State:
Current	$1,560	$3,421	$76
Deferred	4,424	(12,273)	1,706
	$5,984	$(8,852)	$1,782
Foreign:
Current	$(511)	$270	$198
	$(511)	$270	$198
Consolidated:
Current	$589	$(214,922)	$(38)
Deferred	(44,419)	25,163	46,839
	$(43,830)	$(189,759)	$46,801

On November 13, 2021, the voters of the state of Louisiana approved a constitutional amendment that removed the corporate tax deduction for federal income taxes paid and lowered the corporate income tax rate from 8% to 7.5% effective January 1, 2022. The result of the amendment was an increase in the effective Louisiana state income tax rate, net of deduction for federal income tax, from 6.3% to 7.5%. As a result of the amendment, the Company recognized a one-time deferred tax provision of $5,656,000 during the fourth quarter of 2021 due to remeasuring the Company’s Louisiana and U.S. deferred tax assets and liabilities based on the new effective Louisiana state income tax rate.

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

At December 31, 2021 and 2020, the Company had a federal income tax receivable of $70,973,000 and $188,177,000, respectively, included in Accounts Receivable – Other on the balance sheet. During 2021, the Company received a tax refund of $119,493,000, including accrued interest, for its 2019 tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017. During 2020, the Company received a tax refund of $30,606,000 for its 2018 tax return related to net operating losses being carried back to offset taxable income generated during 2013.

The Company’s provision (benefit) for taxes on income varied from the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2021	2020	2019
United States income tax statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	(1.7)	1.2	0.7
CARES Act – net operating loss carryback	—	21.3	—
Other – net	(4.2)	(2.4)	3.0
	15.1%	41.1%	24.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1,657	$1,793
Inventory	13,180	13,496
Insurance accruals	4,052	4,864
Deferred compensation	6,081	6,040
Unrealized loss on defined benefit plans	6,126	15,929
Goodwill and other intangibles	65,852	44,487
Operating loss carryforwards	89,966	82,186
Retirement benefits	7,194	7,444
Other	6,247	5,480
	200,355	181,719
Valuation allowances	(20,095)	(18,025)
	180,260	163,694
Deferred tax liabilities:
Property	(655,550)	(678,916)
Deferred state taxes	(83,491)	(74,468)
Other	(15,371)	(17,154)
	(754,412)	(770,538)
	$(574,152)	$(606,844)

During 2021, the Company generated a federal tax net operating loss mainly caused by taking the full cost deduction of purchased fixed assets. The deferred tax assets of $57,168,000 has been recorded at December 31, 2021.

The Company had state operating loss deferred tax assets of $27,607,000 in 2021 and $23,482,000 in 2020. The valuation allowance for state deferred tax assets as of December 31, 2021 and 2020 was $14,904,000 and $12,819,000, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized. Expiration of these state net operating loss carryforwards vary by state through 2028 and none will expire in fiscal 2022.

As of December 31, 2021, the Company had a Canadian net operating loss carryforward of $5,191,000 which expires between 2037 and 2041. A full valuation allowance has been provided for this asset.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns for the 2017 through 2020 tax years are currently under examination. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2015 through 2020 tax years.

As of December 31, 2021, the Company has provided a liability of $893,000 for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $720,000, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2022 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$783	$883	$1,443
Additions based on tax positions related to the current year	13	262	51
Additions for tax positions of prior years	281	114	58
Reductions for tax positions of prior years	(340)	(266)	(669)
Settlements	—	(210)	—
Balance at end of year	$737	$783	$883

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company recognized net benefit of $34,000, $90,000, and $71,000 in interest and penalties for the years ended December 31, 2021, 2020, and 2019, respectively. The Company had $138,000 and $172,000 of accrued liabilities for the payment of interest and penalties at December 31, 2021 and 2020, respectively.

(10) Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net earnings (loss) attributable to Kirby	$(246,954)	$(272,546)	$142,347
Undistributed earnings allocated to restricted shares	—	—	(369)
Earnings (loss) available to Kirby common stockholders — basic	(246,954)	(272,546)	141,978
Undistributed earnings allocated to restricted shares	—	—	369
Undistributed earnings reallocated to restricted shares	—	—	(369)
Earnings (loss) available to Kirby common stockholders — diluted	$(246,954)	$(272,546)	$141,978

Shares outstanding:
Weighted average common stock issued and outstanding	60,099	60,021	59,905
Weighted average unvested restricted stock	(46)	(109)	(155)
Weighted average common stock outstanding — basic	60,053	59,912	59,750
Dilutive effect of stock options and restricted stock units	—	—	159
Weighted average common stock outstanding — diluted	60,053	59,912	59,909

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$(4.11)	$(4.55)	$2.38
Diluted	$(4.11)	$(4.55)	$2.37

Certain outstanding options to purchase approximately 567,000, 681,000, and 187,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2021, 2020, and 2019, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 7,000 and 11,000 shares of common stock were also excluded in the computation of diluted earnings per share as of December 31, 2021 and 2020, respectively, as such RSUs would have been antidilutive. No RSUs were antidilutive at December 31, 2019.
(11) Inventories

The following table presents the details of inventories (in thousands):

	December 31,
	2021	2020
Finished goods	$260,707	$255,491
Work in process	70,643	54,184
	$331,350	$309,675

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

On February 14, 2018, with the acquisition of Higman, the Company assumed Higman’s pension plan (the “Higman Pension Plan”) for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman Pension Plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions to the Higman Pension Plan of $479,000 in 2021, $797,000 in 2020 for the 2019 plan year, $1,438,000 in 2020 for the 2020 plan year, $1,615,000 in 2019 for the 2018 plan year, and $1,449,000 in 2019 for the 2019 plan year.

The aggregate fair value of plan assets of the Company’s pension plans was $430,821,000 and $395,137,000 at December 31, 2021 and 2020 respectively. Pension assets were allocated among asset categories as follows:

	December 31,		Current Minimum, Target and Maximum
Asset Category	2021	2020	Allocation Policy
U.S. equity securities	51%	53%	30%	— 50%	— 70%
International equity securities	20	20	0%	— 20%	— 30%
Debt securities	29	25	15%	— 30%	— 55%
Cash and cash equivalents	—	2	0%	— 0%	— 5%
	100%	100%

At December 31, 2021 and 2020, $5,406,000 and $25,032,000, respectively, was held in cash as well as debt and equity securities classified within Level 1 of the valuation hierarchy, and $138,000 was held in real estate investments classified within Level 3 of the valuation hierarchy at December 31, 2020. There were no investments within Level 3 of the valuation hierarchy at December 31, 2021. All other plan assets are invested in common collective trusts and valued using the net asset value per share practical expedient and therefore not valued within the valuation hierarchy.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in both 2021 and 2020. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 92% of the pension plans’ accumulated benefit obligation at December 31, 2021, including both the Kirby Pension Plan and the Higman Pension Plan.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$508,694	$442,861	$1,174	$1,225	$629	$662
Service cost	7,961	7,671	—	—	—	—
Interest cost	14,239	15,630	31	40	17	22
Actuarial (gain) loss	(20,208)	58,851	(12)	55	104	84
Gross benefits paid	(11,967)	(11,029)	(160)	(146)	(168)	(139)
Settlements	(3,447)	(5,290)	—	—	—	—
Benefit obligation at end of year	$495,272	$508,694	$1,033	$1,174	$582	$629

Accumulated benefit obligation at end of year	$469,508	$479,999	$1,033	$1,174	$582	$629

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate (a)	3.0% / 3.1%	2.8% / 2.9%	3.0%	2.8%	3.0%	2.8%
Rate of compensation increase	Service-based table	Service-based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	6.25%	6.50%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2027	2025

Change in plan assets
Fair value of plan assets at beginning of year	$395,137	$358,197	$—	$—	$—	$—
Actual return on plan assets	50,619	51,024	—	—	—	—
Employer contribution	479	2,235	160	146	168	139
Gross benefits paid	(11,967)	(11,029)	(160)	(146)	(168)	(139)
Settlements	(3,447)	(5,290)	—	—	—	—
Fair value of plan assets at end of year	$430,821	$395,137	$—	$—	$—	$—

(a)
The 2021 discount rate was 3.0% for the Kirby Pension Plan and 3.1% for the Higman Pension Plan. The 2020 discount rate was 2.8% for the Kirby Pension Plan and 2.9% for the Higman Pension Plan.

During the year ended December 31, 2021, the decrease in the benefit obligation was primarily due to an increase in the discount rate and actual returns on plan assets performing better than expected. During the year ended December 31, 2020, the increase in the benefit obligation was primarily due to the decrease in the discount rate, partially offset by actual returns on plan assets performing better than expected and an update of the actuarial tables.

At December 31, 2021 and 2020, both the accumulated benefit obligation and the projected benefit obligations of each of the Company’s pension plans exceeded the fair value of plan assets.

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2021	2020	2021	2020	2021	2020
Funded status at end of year
Fair value of plan assets	$430,821	$395,137	$—	$—	$—	$—
Benefit obligations	(495,272)	(508,694)	(1,033)	(1,174)	(582)	(629)
Funded status and amount recognized at end of year	$(64,451)	$(113,557)	$(1,033)	$(1,174)	$(582)	$(629)

Amounts recognized in the consolidated balance sheets
Current liability	—	—	(128)	(159)	(49)	(58)
Long-term liability	(64,451)	(113,557)	(905)	(1,015)	(533)	(571)

Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$32,600	$81,376	$428	$480	$(2,634)	$(3,189)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$32,600	$81,376	$428	$480	$(2,634)	$(3,189)

The following table presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2021	2020	2021	2020	2021	2020
Expected employer contributions
First year	$145	$2,385	$—	$—	$—	$—

Expected benefit payments (gross)
Year one	$15,480	$13,902	$130	$162	$50	$59
Year two	16,678	14,902	104	136	49	49
Year three	17,598	16,123	100	110	48	48
Year four	18,382	17,284	96	106	47	47
Year five	19,127	18,315	91	101	45	46
Next five years	109,845	106,400	381	406	194	202

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans			SERP
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost
Service cost	$7,961	$7,671	$7,364	$—	$—	$—
Interest cost	14,239	15,630	16,493	31	40	52
Expected return on plan assets	(26,244)	(23,790)	(20,956)	—	—	—
Amortization of actuarial loss	4,193	2,399	1,438	40	35	28
Net periodic benefit cost	149	1,910	4,339	71	75	80

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial (gain) loss	(44,583)	31,616	6,497	(12)	55	73
Recognition of actuarial loss	(4,193)	(2,399)	(1,438)	(40)	(35)	(28)
Total recognized in other comprehensive income	(48,776)	29,217	5,059	(52)	20	45

Total recognized in net periodic benefit cost and other comprehensive income	$(48,627)	$31,127	$9,398	$19	$95	$125

Weighted average assumptions used to determine net periodic benefit cost
Discount rate (a)	2.8% / 2.9%	3.5% / 3.1%	4.4%	2.8%	3.5%	4.4%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.0%	—	—	—
Rate of compensation increase	Service-based table	Service-based table	Service-based table	—	—	—

(a)
The 2021 discount rate for benefit cost is 2.8% for the Kirby Pension Plan and 2.9% for the Higman Pension Plan. The 2020 discount rate for benefit cost is 3.5% for the Kirby Pension Plan and 3.1% for the Higman Pension Plan.

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2021	2020	2019
Components of net periodic benefit cost
Interest cost	$17	$22	$31
Amortization of actuarial gain	(451)	(522)	(540)
Net periodic benefit cost	(434)	(500)	(509)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	104	84	(22)
Recognition of actuarial gain	451	522	540
Total recognized in other comprehensive income	555	606	518

Total recognized in net periodic benefit cost and other comprehensive income	$121	$106	$9

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.8%	3.5%	4.4%
Health care cost trend rate:
Initial rate	6.50%	6.75%	7.0%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2025	2025	2025

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2022. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2021 and 2020, the Company made contributions of $541,000 and $617,000, respectively, to the SPT. The Company’s contributions to the SPT exceeded 5% of total contributions to the SPT in 2020. Total contributions for 2021 are not yet available. The Company did not pay any material surcharges in 2021 and 2020.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2020. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2021 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was not in endangered or critical status for the 2020 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on the most recent communication from the SPT, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

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

Contributions to the CPF are made currently based on a fixed hourly rate for each hour worked or paid basis (in some cases contributions are made as a percentage of gross pay) and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2021 and 2020, the Company made contributions of $693,000 and $691,000, respectively, to the CPF. Total contributions for the 2021 plan year are not yet available. The Company did not pay any material surcharges in 2021 and 2020.

The federal identification number of the CPF is 36-6052390 and the Certified Zone Status is Green at January 31, 2021. The Company’s future minimum contribution requirements under the CPF are unavailable because actuarial reports for the 2021 plan year, which ended January 31, 2022, are not yet complete and such contributions are subject to negotiations between the employers and the unions. The CPF was not in endangered or critical status for the 2020 plan year, ending January 31, 2021, the latest period for which a report is available, as the funded status was 98%. There would be no withdrawal liability if the Company chose to withdraw from the CPF although the Company currently has no intention of terminating its participation in the CPF.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $25,853,000, $25,514,000, and $25,409,000 in 2021, 2020, and 2019, respectively.

(13) Other Comprehensive Income (Loss)

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2021			2020			2019
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$3,782	$(952)	$2,830	$1,912	$(483)	$1,429	$926	$(236)	$690
Actuarial gains (losses)	44,491	(10,774)	33,717	(31,755)	7,006	(24,749)	(6,548)	1,655	(4,893)
Foreign currency translation adjustments	(1,061)	—	(1,061)	(333)	—	(333)	(85)	—	(85)
Total	$47,212	$(11,726)	$35,486	$(30,176)	$6,523	$(23,653)	$(5,707)	$1,419	$(4,288)

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

On May 10, 2019, two tank barges and a towboat, the M/V Voyager, owned and operated by Kirby Inland Marine, LP (“Kirby Inland Marine”), a wholly owned subsidiary of the Company, were struck by the LPG tanker, the Genesis River, in the Houston Ship Channel. The bow of the Genesis River penetrated the Kirby 30015T and capsized the MMI 3014. The collision penetrated the hull of the Kirby 30015T causing its cargo, reformate, to be discharged into the water. The United States Coast Guard (“USCG”) and the National Transportation Safety Board (“NTSB”) designated the owner and pilot of the Genesis River as well as the subsidiary of the Company as parties of interest in their investigation into the cause of the incident. On June 19, 2019, the Company filed a limitation action in the U.S. District Court of the Southern District of Texas ‑ Galveston Division seeking limitation of liability and asserting that the Genesis River and her owner/manager are at fault for damages including removal costs and claims under the Oil Pollution Act of 1990 and maritime law. Multiple claimants have filed claims in the limitation seeking damages under the Oil Pollution Act of 1990. The court bifurcated the matter into two trials, the first to determine liability amongst the parties and the second to assess damages. The Company entered into a settlement agreement resolving claims of natural resource damage arising out of the spill. Under the agreement, the Company agreed to pay state and federal natural resource trustees $2,102,000. The liability trial was conducted during the week of February 2, 2021. The Court issued its decision on July 8, 2021, finding that the Genesis River was solely at fault and no liability on the part of Kirby Inland Marine. No appeal was filed by the Genesis River. The Company and its insurance carriers collected the $20,206,000 judgment from the Genesis River and its interests.

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

On March 22, 2014, two tank barges and a towboat, the M/V Miss Susan, owned by Kirby Inland Marine, were involved in a collision with the M/S Summer Wind on the Houston Ship Channel near Texas City, Texas. The lead tank barge was damaged in the collision resulting in a discharge of intermediate fuel oil from one of its cargo tanks. While all legal action to date involving the Company has been resolved, the Company is participating in the natural resource damage assessment and restoration process with federal and state government natural resource trustees. In December 2021, the Company agreed to pay $15,300,000 in damages resulting from this incident, and a proposed consent decree. On January 20, 2022, the federal court approved the consent decree. The matter concluded following the Company's payment of damages to federal and state trustees in accordance with the terms of the consent decree.

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

The customer base of the marine transportation segment includes major industrial petrochemical and chemical manufacturers, refining companies and agricultural chemical manufacturers operating in the United States. During 2021, approximately 65% of marine transportation’s inland revenues were from movements of such products under term contracts, typically ranging from one year to three years, some with renewal options. During 2021, approximately 80% of the marine transportation’s coastal revenues were under term contracts. While the manufacturing and refining companies have generally been customers of the Company for numerous years (some as long as 40 years) and management anticipates a continuing relationship, there is no assurance that any individual contract will be renewed. No single customer of the marine transportation segment accounted for 10% or more of the Company’s revenues in 2021, 2020, or 2019.

Major customers of the distribution and services segment include oilfield service companies, oil and gas operators and producers, inland and offshore barge operators, offshore fishing companies, on-highway transportation companies, construction companies, the United States government, and power generation, nuclear and industrial companies.

The results of the distribution and services segment are largely tied to the industries it serves and, therefore, can be influenced by the cycles of such industries. No single customer of the distribution and services segment accounted for 10% or more of the Company’s revenues in 2021, 2020, or 2019.

United Holdings LLC (“United”) has maintained continuous exclusive distribution rights for MTU and Allison Transmission products since 1946. United is one of MTU’s top five distributors of MTU off-highway engines in North America with exclusive distribution rights in Oklahoma, Arkansas, Louisiana and Mississippi. In addition, as a distributor of Allison Transmission products, United has distribution rights in Oklahoma, Arkansas and Louisiana. United is also the distributor for parts service and warranty on Daimler Truck North America (“DTNA”) engines and related equipment in Oklahoma, Arkansas and Louisiana. United, though certain of its subsidiaries, is also a dealer of Thermo King refrigeration systems for trucks, railroad cars, and other land transportation markets in Texas and Colorado.

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

Kirby Engine Systems LLC, through Marine Systems, Inc. and Engine Systems, Inc. (“Engine Systems”), operates as an authorized EMD distributor throughout the United States. Engine Systems is also the authorized EMD distributor for nuclear power applications worldwide. The relationship with EMD has been maintained for 56 years. The segment also operates factory-authorized full service marine distributorship/dealerships for Cummins, Detroit Diesel and John Deere high-speed diesel engines and Falk, Lufkin and Twin Disc marine gears, as well as an authorized marine dealer for Caterpillar diesel engine in multiple states.

Physical impacts of climate change could have a material adverse effect on the Company's costs and operations. There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes, drought, and snow or ice storms. Weather can be a major factor in the day-to-day operations of the marine transportation segment. Adverse weather conditions, such as high or low water, tropical storms, hurricanes, tsunamis, fog and ice, can impair the operating efficiencies of the marine fleet. Shipments of products can be delayed or postponed by weather conditions, which are totally beyond the control of the Company. Adverse water conditions are also factors which impair the efficiency of the fleet and can result in delays, diversions and limitations on night passages, and dictate horsepower requirements and size of tows. Additionally, much of the inland waterway system is controlled by a series of locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. Maintenance and operation of the navigable inland waterway infrastructure is a government function handled by the Army Corps of Engineers with costs shared by industry. Significant changes in governmental policies or appropriations with respect to maintenance and operation of the infrastructure could adversely affect the Company. The Company’s distribution and services segment is also subject to tropical storms and hurricanes impacting its coastal locations and those of its customers as well as tornados impacting its Oklahoma facilities. The risk of flooding as a result of hurricanes and tropical storms as well as other weather events may impede travel via roadways, suspend service work, and impact deliveries and the Company’s ability to fulfill orders or provide services in the distribution and services segment.

The Company’s marine transportation segment is subject to regulation by the USCG, federal laws, state laws, the laws of other countries when operating in their waters, and certain international conventions, as well as numerous environmental regulations. The Company believes that additional safety, environmental and occupational health regulations may be imposed on the marine industry. There can be no assurance that any such new regulations or requirements, or any discharge of pollutants by the Company, will not have an adverse effect on the Company.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19,357,000 at December 31, 2021, including $12,055,000 in letters of credit and $7,302,000 in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15) Related Party Transactions

David W. Grzebinski, President and Chief Executive Officer of the Company, is a member of the board of directors for ABS, a not-for-profit that provides global classification services to the marine, offshore and gas industries. The Company paid ABS $1,620,000 in 2021, $2,377,000 in 2020, and $1,774,000 in 2019 to perform audits and surveys of the Company’s vessels in the ordinary course of business.

In November 2020, Mr. Grzebinski became a member of the board of directors of UK Protection & Indemnity Association ("UK P&I"), a mutual marine protection and indemnity organization that provides protection and indemnity insurance for third party liabilities and expenses arising from vessel operations. The Company’s marine fleet is insured on a pro rata share basis through UK P&I and Standard Mutual. The Company paid $3,215,000 during 2021 in premiums for coverage in the 2021-2022 policy period and $3,000,000 during 2020, in premiums for coverage in the 2020-2021 policy period in the ordinary course of business.

In January 2019, Amy D. Husted, Vice President, General Counsel and Secretary of the Company, became a member of the board of directors of Signal Mutual Indemnity Association Ltd (“Signal”), a group self-insurance not-for-profit organization authorized by the U.S. Department of Labor as a longshore worker’s compensation insurance provider. The Company has been a member of Signal since it was established in 1986. The Company paid Signal $551,000 in 2021, $667,000 in 2020 and $1,391,000 in 2019 in the ordinary course of business.

The husband of Ms. Husted is a partner in the law firm of Clark Hill PLC. The Company paid the law firm $2,900,000 in 2021, $1,598,000 in 2020, and $1,278,000 in 2019 for legal services in connection with matters in the ordinary course of business.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report on pages 47 to 79:

Report of Independent Registered Public Accounting Firm (KPMG LLP, Houston, TX, PCAOB ID 185).

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2021 and 2020.

Consolidated Statements of Earnings, for the years ended December 31, 2021, 2020, and 2019.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2021, 2020, and 2019.

Consolidated Statements of Cash Flows, for the years ended December 31, 2021, 2020, and 2019.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2021, 2020, and 2019.

Notes to Consolidated Financial Statements, for the years ended December 31, 2021, 2020, and 2019.

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

3.2	—	Bylaws of the Company, as amended to March 17, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).
3.3	—	Amendment to Bylaws of Kirby Corporation dated March 18, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2020).
4.1	—

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

4.2	—	Long-term debt instruments are omitted pursuant to Item 601(b)(4) of Regulation S-K. The Registrant will furnish copies of such instruments to the Commission upon request.
10.1	—	Note Purchase Agreement dated February 3, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on February 8, 2022
10.2	—

Amended and Restated Credit Agreement dated as of March 27, 2019 among Kirby Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the Commission on April 2, 2019).

10.3†	—	Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.4†*	—	Amendment to the Deferred Compensation Plan for Key Employees dated December 31, 2008.
10.5†*	—	Amendment to the Deferred Compensation Plan for Key Employees dated April 24, 2018.
10.6†*	—	Amendment to the Deferred Compensation Plan for Key Employees dated February 9, 2022.
10.7†	—

Incentive and Retention Award Agreement of David W. Grzebinski dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.8†	—

Incentive and Retention Award Agreement of Christian G. O’Neil dated February 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.9†	—

Incentive and Retention Award Agreement of Joseph H. Reniers dated February 25, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.10†	—	Annual Incentive Plan Guidelines for 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
10.11†*	—	Annual Incentive Plan Guidelines for 2022.
10.12†	—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).

Exhibit
Number		Description of Exhibit
10.13†	—	2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).
10.14	—	Nonemployee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
21.1*	—	Consolidated Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRBY CORPORATION
(REGISTRANT)

	By:	/s/ RAJ KUMAR
Raj Kumar
Executive Vice President and
Chief Financial Officer

Dated: February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 18, 2022
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer,	February 18, 2022
David W. Grzebinski	and Director
(Principal Executive Officer)

/s/ RAJ KUMAR	Executive Vice President and	February 18, 2022
Raj Kumar	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 18, 2022
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 18, 2022
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 18, 2022
Richard J. Alario

/s/ TANYA S. BEDER	Director	February 18, 2022
Tanya S. Beder

/s/ BARRY E. DAVIS	Director	February 18, 2022
Barry E. Davis

/s/ C. SEAN DAY	Director	February 18, 2022
C. Sean Day

/s/ RICHARD R. STEWART	Director	February 18, 2022
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 18, 2022
William M. Waterman

/s/ SHAWN D. WILLIAMS	Director	February 18, 2022
Shawn D. Williams