Form 10-Q
period 2022-03-31
KIRBY CORP
filed 2022-05-09
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, 60.3 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,398	$34,813
Accounts receivable:
Trade – less allowance for doubtful accounts	420,823	417,958
Other	125,757	149,964
Inventories – net	360,457	331,350
Prepaid expenses and other current assets	75,896	69,780
Total current assets	1,015,331	1,003,865

Property and equipment	5,391,988	5,392,851
Accumulated depreciation	(1,731,674)	(1,714,336)
Property and equipment – net	3,660,314	3,678,515

Operating lease right-of-use assets	164,986	167,730
Goodwill	438,748	438,748
Other intangibles, net	57,934	60,070
Other assets	45,479	50,135
Total assets	$5,382,792	$5,399,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$3,097	$1,934
Income taxes payable	93	—
Accounts payable	218,907	199,088
Accrued liabilities	188,302	236,078
Current portion of operating lease liabilities	34,454	33,902
Deferred revenues	68,982	72,770
Total current liabilities	513,835	543,772

Long-term debt, net – less current portion	1,151,638	1,161,433
Deferred income taxes	580,014	574,152
Operating lease liabilities – less current portion	156,271	159,672
Other long-term liabilities	69,169	71,252
Total long-term liabilities	1,957,092	1,966,509

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	853,610	854,512
Accumulated other comprehensive income – net	(25,477)	(25,966)
Retained earnings	2,363,873	2,346,439
Treasury stock – at cost, 5.2 million shares at March 31, 2022 and 5.4 million at December 31, 2021	(289,098)	(295,208)
Total Kirby stockholders’ equity	2,909,455	2,886,324
Noncontrolling interests	2,410	2,458
Total equity	2,911,865	2,888,782
Total liabilities and equity	$5,382,792	$5,399,063

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$355,536	$300,951
Distribution and services	255,246	195,899
Total revenues	610,782	496,850

Costs and expenses:
Costs of sales and operating expenses	450,618	363,040
Selling, general and administrative	75,765	69,629
Taxes, other than on income	9,590	8,260
Depreciation and amortization	49,964	54,890
Gain on disposition of assets	(4,849)	(2,133)
Total costs and expenses	581,088	493,686

Operating income	29,694	3,164
Other income	4,308	3,791
Interest expense	(10,203)	(10,966)

Earnings (loss) before taxes on income	23,799	(4,011)
(Provision) benefit for taxes on income	(6,213)	891

Net earnings (loss)	17,586	(3,120)
Net earnings attributable to noncontrolling interests	(152)	(255)

Net earnings (loss) attributable to Kirby	$17,434	$(3,375)

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.29	$(0.06)
Diluted	$0.29	$(0.06)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net earnings (loss)	$17,586	$(3,120)

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	13	745
Foreign currency translation adjustments	476	(497)
Total other comprehensive income (loss), net of taxes	489	248

Total comprehensive income (loss), net of taxes	18,075	(2,872)
Net earnings attributable to noncontrolling interests	(152)	(255)

Comprehensive income (loss) attributable to Kirby	$17,923	$(3,127)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$17,586	$(3,120)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	49,964	54,890
Provision (benefit) for deferred income taxes	5,856	(533)
Amortization of share-based compensation	5,965	5,722
Amortization of major maintenance costs	7,113	8,360
Other	(3,480)	(1,138)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(50,782)	38,377
Net cash provided by operating activities	32,222	102,558

Cash flows from investing activities:
Capital expenditures	(35,075)	(14,052)
Acquisitions of businesses	(3,900)	—
Proceeds from disposition of assets	14,280	4,754
Net cash used in investing activities	(24,695)	(9,298)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	1,163	(119,606)
Payments on long-term debt	(10,000)	—
Proceeds from exercise of stock options	2,336	411
Payments related to tax withholding for share-based compensation	(3,093)	(2,045)
Return of investment to noncontrolling interest and other	(348)	(25)
Net cash used in financing activities	(9,942)	(121,265)
Decrease in cash and cash equivalents	(2,415)	(28,005)

Cash and cash equivalents, beginning of year	34,813	80,338
Cash and cash equivalents, end of period	$32,398	$52,333

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$18,022	$18,732
Income taxes refunded, net	$(24)	$(117,659)
Operating cash outflow from operating leases	$11,040	$10,688
Non-cash investing activity:
Capital expenditures included in accounts payable	$(487)	$(7,207)
Right-of-use assets obtained in exchange for lease obligations	$6,464	$6,219

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	438	—	—	34	1,898	—	2,336
Issuance of stock for equity awards, net of forfeitures	—	—	(7,305)	—	—	133	7,305	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(49)	(3,093)	—	(3,093)
Amortization of share-based compensation	—	—	5,965	—	—	—	—	—	5,965
Total comprehensive income, net of taxes	—	—	—	489	17,434	—	—	152	18,075
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(200)	(200)
Balance at March 31, 2022	65,472	$6,547	$853,610	$(25,477)	$2,363,873	(5,243)	$(289,098)	$2,410	$2,911,865

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	19	—	—	8	392	—	411
Issuance of stock for equity awards, net of forfeitures	—	—	(4,461)	—	—	81	4,461	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(39)	(2,045)	—	(2,045)
Amortization of share-based compensation	—	—	5,722	—	—	—	—	—	5,722
Total comprehensive loss, net of taxes	—	—	—	248	(3,375)	—	—	255	(2,872)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at March 31, 2021	65,472	$6,547	$846,259	$(61,204)	$2,590,018	(5,384)	$(296,353)	$3,477	$3,088,744

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications have been made to reflect the current presentation of financial information.

(2) Acquisition

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in the distribution and services segment. Assets acquired consisted primarily of property and equipment.

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended March 31,
	2022	2021
Marine transportation segment:
Inland transportation	$277,910	$224,451
Coastal transportation	77,626	76,500
	$355,536	$300,951
Distribution and services segment:
Commercial and industrial	$147,533	$132,908
Oil and gas	107,713	62,991
	$255,246	$195,899

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the three months ended March 31, 2022 and 2021 that were included in the opening contract liability balances were $28.6 million and $30.8 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at March 31, 2022 or December 31, 2021. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(4) Segment Data

The Company’s operations are aggregated into two reportable business segments as follows:

Marine Transportation Segment ("KMT") — Provides marine transportation by United States flagged vessels principally of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, and, to a lesser extent, in United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products, and agricultural chemicals.

Distribution and Services Segment ("KDS") — Provides after-market services and genuine replacement parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $7.6 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively, as well as the related intersegment profit of $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Marine transportation	$355,536	$300,951
Distribution and services	255,246	195,899
	$610,782	$496,850
Segment profit:
Marine transportation	$16,935	$1,940
Distribution and services	10,971	2,911
Other	(4,107)	(8,862)
	$23,799	$(4,011)

	March 31, 2022	December 31, 2021
Total assets:
Marine transportation	$4,280,135	$4,319,080
Distribution and services	922,905	892,603
Other	179,752	187,380
	$5,382,792	$5,399,063

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended March 31,
	2022	2021
General corporate expenses	$(3,061)	$(3,820)
Gain on disposition of assets	4,849	2,133
Interest expense	(10,203)	(10,966)
Other income	4,308	3,791
	$(4,107)	$(8,862)

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2022	December 31, 2021
General corporate assets	$178,199	$185,246
Investment in affiliates	1,553	2,134
	$179,752	$187,380

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 27, 2024 (a)	$—	$—	$—	$—
Term Loan due March 27, 2024 (a)	305,000	305,000	315,000	315,000
3.29% senior notes due February 27, 2023	350,000	351,078	350,000	358,390
4.2% senior notes due March 1, 2028	500,000	512,724	500,000	549,239
Credit line due June 30, 2022	—	—	—	—
Bank notes payable	3,097	3,097	1,934	1,934
	1,158,097	1,171,899	1,166,934	1,224,563
Unamortized debt discounts and issuance costs (b)	(3,362)	—	(3,567)	—
	$1,154,735	$1,171,899	$1,163,367	$1,224,563
(a)
Variable interest rate of 1.8% and 1.5% at March 31, 2022 and December 31, 2021, respectively.
(b)
Excludes $1.2 million and $1.4 million attributable to the Revolving Credit Facility included in other assets at March 31, 2022 and December 31, 2021, respectively.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Borrowings on bank credit facilities	$89,740	$1,107
Payments on bank credit facilities	(88,577)	(120,713)
	$1,163	$(119,606)

The Company has an amended and restated credit agreement (the “Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850 million unsecured revolving credit facility (“Revolving Credit Facility”) and an unsecured term loan (“Term Loan”) with a maturity date of March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty. During the three months ended March 31, 2022, the Company repaid $10.0 million under the Term Loan. During April 2022, the Company repaid $5.0 million under the Term Loan. Outstanding letters of credit under the Revolving Credit Facility were $5.1 million and available borrowing capacity was $844.9 million as of March 31, 2022. Outstanding letters of credit under the $10 million credit line were $1.3 million and available borrowing capacity was $8.7 million as of March 31, 2022.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of unsecured senior notes with a group of institutional investors, consisting of $60 million of 3.46% series A notes ("Series A Notes") and $240 million of 3.51% series B notes ("Series B Notes"), each due January 19, 2033 (collectively, the "2033 Notes"). The Series A Notes are scheduled to be issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $0.5 million. The 2033 Notes will be unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 3.29% unsecured senior notes due February 27, 2023 (the "2023 Notes") are excluded from short term liabilities because the Company intends to use the proceeds from the issuance of the 2033 Notes and availability under the Revolving Credit Facility to repay the 2023 Notes upon maturity.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31, 2022	December 31, 2021
2022	$31,063	$41,685
2023	36,235	35,833
2024	29,270	28,837
2025	24,265	23,794
2026	18,888	18,361
Thereafter	91,621	91,237
Total lease payments	231,342	239,747
Less: imputed interest	(40,617)	(46,173)
Operating lease liabilities	$190,725	$193,574

The following table summarizes lease costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$10,850	$10,392
Variable lease cost	419	709
Short-term lease cost	5,481	3,053
Sublease income	(69)	(274)
	$16,681	$13,880

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31, 2022	December 31, 2021
Weighted average discount rate	3.8%	3.8%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Compensation cost	$5,965	$5,722
Income tax benefit	$1,557	$1,272

During the three months ended March 31, 2022, the Company granted 197,850 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan which vest ratably over five years.

During May 2022, the Company granted 27,696 shares of restricted stock to nonemployee directors of the Company under the director stock plan, the majority of which vest six months after the date of grant.

(8) Taxes on Income

At both March 31, 2022 and December 31, 2021, the Company had a federal income tax receivable of $71.0 million included in Accounts Receivable – Other on the balance sheets. During the three months ended March 31, 2021, the Company received a tax refund of $119.5 million, including accrued interest, for its 2019 federal tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Earnings (loss) before taxes on income:
United States	$23,654	$(3,619)
Foreign	145	(392)
	$23,799	$(4,011)
Provision (benefit) for taxes on income:
Federal:
Current	$—	$—
Deferred	5,257	(603)
State and local:
Current	263	(358)
Deferred	599	70
Foreign - current	94	—
	$6,213	$(891)

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net earnings (loss) attributable to Kirby	$17,434	$(3,375)
Undistributed earnings allocated to restricted shares	(3)	—
Earnings (loss) available to Kirby common stockholders – basic	17,431	(3,375)
Undistributed earnings allocated to restricted shares	3	—
Undistributed earnings reallocated to restricted shares	(3)	—
Earnings (loss) available to Kirby common stockholders – diluted	$17,431	$(3,375)

Shares outstanding:
Weighted average common stock issued and outstanding	60,182	60,074
Weighted average unvested restricted stock	(9)	(58)
Weighted average common stock outstanding – basic	60,173	60,016
Dilutive effect of stock options and restricted stock units	290	—
Weighted average common stock outstanding – diluted	60,463	60,016

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.29	$(0.06)
Diluted	$0.29	$(0.06)

Certain outstanding options to purchase approximately 0.4 million and 0.6 million shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2022 and 2021, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 7,000 shares of common stock were also excluded in the computation of diluted earnings per share as of March 31, 2021 as such RSUs would have been antidilutive. There were no antidilutive RSUs as of March 31, 2022.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$271,519	$260,707
Work in process	88,938	70,643
	$360,457	$331,350

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2022.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made a contribution of $0.3 million to the Higman pension plan during the three months ended March 31, 2022 and a contribution of $0.2 million during April 2022. The Company expects to make additional contributions of $0.4 million during the remainder of 2022.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$1,611	$1,927	$—	$—
Interest cost	3,722	3,584	7	8
Expected return on plan assets	(7,142)	(6,574)	—	—
Amortization of actuarial loss	110	1,098	7	10
Net periodic benefit cost	$(1,699)	$35	$14	$18

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit cost:
Interest cost	4	4
Amortization of actuarial gain	(98)	(113)
Net periodic benefit cost	$(94)	$(109)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2022			2021
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$19	$(6)	$13	$995	$(250)	$745
Foreign currency translation	476	—	476	(497)	—	(497)
Total	$495	$(6)	$489	$498	$(250)	$248

(a) Actuarial gains (losses) are amortized into other income (expense). (See Note 11, Retirement Plans)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19.7 million at March 31, 2022, including $12.1 million in letters of credit and $7.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings (loss) per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.”

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. Through KDS, the Company provides after-market service and parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Total revenues	$610,782	$496,850
Net earnings (loss) attributable to Kirby	$17,434	$(3,375)
Net earnings (loss) per share attributable to Kirby common stockholders – diluted	$0.29	$(0.06)
Net cash provided by operating activities	$32,222	$102,558
Capital expenditures	$35,075	$14,052

Cash provided by operating activities for the 2022 first quarter decreased primarily due to the receipt of a tax refund of $119.5 million, including accrued interest, for the Company’s 2019 federal tax return during the 2021 first quarter. For the 2022 first quarter, capital expenditures of $35.1 million included $30.1 million in KMT and $5.0 million in KDS and corporate, more fully described under cash flow and capital expenditures below.

The Company projects that capital expenditures for 2022 will be in the $170 million to $190 million range. The 2022 construction program will consist of approximately $5 million for the construction of new inland towboats, $145 million to $155 million primarily for maintenance capital and improvements to existing marine equipment and facilities, and $20 million to $30 million for new machinery and equipment, facilities improvements, and information technology projects in KDS and corporate.

The Company’s debt-to-capitalization ratio decreased to 28.4% at March 31, 2022 from 28.7% at December 31, 2021, primarily due to repayments under the Term Loan in the 2022 first quarter, and an increase in total equity, primarily due to the net earnings attributable to Kirby of $17.4 million. The Company’s debt outstanding as of March 31, 2022 and December 31, 2021 is detailed in Long-Term Financing below.

Marine Transportation

For the 2022 first quarter, KMT generated 58% of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	March 31,
	2022	2021
Inland tank barges:
Owned	983	1,008
Leased	42	49
Total	1,025	1,057
Barrel capacity (in millions)	22.9	23.7

Active inland towboats (quarter average):
Owned	207	216
Chartered	56	25
Total	263	241

Coastal tank barges:
Owned	29	43
Leased	1	1
Total	30	44
Barrel capacity (in millions)	3.1	4.2

Coastal tugboats:
Owned	26	39
Chartered	3	3
Total	29	42

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

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

During the 2022 first quarter, the Company's inland tank barge count and capacity was unchanged.

KMT revenues for the 2022 first quarter increased 18% and operating income increased 773% compared to the 2021 first quarter. The increases for the 2022 first quarter were primarily due to increased tank barge utilization and term and spot pricing in the inland market and increased fuel rebills in the inland and coastal markets. The 2021 first quarter was also heavily impacted by Winter Storm Uri which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2022 and 2021 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River. For the 2022 and 2021 first quarters the inland tank barge fleet contributed 78% and 75%, respectively, and the coastal fleet contributed 22% and 25%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the mid-80% range during the 2022 first quarter compared to the mid-70% range during the 2021 first quarter. The 2022 first quarter reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2021 first quarter was impacted by reduced demand resulting from the effects of the COVID-19 pandemic causing an economic slowdown as well as reduced volumes due to Winter Storm Uri.

Coastal tank barge utilization levels averaged in the low 90% range during the 2022 first quarter compared to the mid-70% range during the 2021 first quarter. The increase in coastal tank barge utilization during 2022 was primarily due to the retirement of underutilized barges in the 2021 third quarter and some modest improvements in customer demand. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry in 2022 and 2021.

During both the 2022 and 2021 first quarters approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2022 and 2021 first quarters represented 58% and 61%, respectively, of the inland revenues under term contracts. During both the 2022 and 2021 first quarters approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% and 85% of coastal revenues under term contracts during the 2022 and 2021 first quarters, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2022 compared to contracts renewed during the corresponding quarter of 2021:

Three Months Ended
March 31, 2022
Inland market:
Term increase	7% – 9%
Spot increase	15% – 20%
Coastal market (a):
Term increase	4% – 6%
Spot increase	4% – 6%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2022, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 5%, excluding fuel.

KMT operating margin was 4.8% and 0.6% for the 2022 and 2021 first quarters, respectively.

Distribution and Services

KDS sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, manufactures and remanufactures oilfield service equipment, including pressure pumping units, and manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electric distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers.

For the 2022 first quarter KDS generated 42% of the Company’s revenues, of which 88% was generated from service and parts and 12%, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2022 first quarter increased 30% and operating income increased 277% compared with the 2021 first quarter. In the commercial and industrial market, the increases for the 2022 first quarter were primarily attributable to improved economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2022 first quarter results. In addition, the 2021 first quarter was impacted by Winter Storm Uri which caused reduced activity, especially in the Southern United States, in the commercial and industrial market. For the 2022 first quarter, the commercial and industrial market contributed 58% of KDS revenues.

In the oil and gas market, revenues and operating income improved compared to the 2021 first quarter due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2022 first quarter, the oil and gas market contributed 42% of KDS revenues.

KDS operating margin was 4.3% and 1.5% for the 2022 and 2021 first quarters, respectively.

Outlook

Although the 2022 first quarter was heavily impacted by the COVID-19 Omicron variant in KMT, activity levels improved considerably in March. KDS also experienced supply chain challenges that impacted the 2022 first quarter but expects overall demand for its products and services to continue to improve as the year progresses. As such, the Company expects both KMT and KDS to deliver continued improved financial results in 2022.

The inland marine transportation market, revenues and operating income are expected to continue to improve, driven by increased barge utilization, improvements in the spot market, and renewals of expiring term contracts at higher rates. Rising costs from inflation, including significantly higher fuel prices, are expected to be headwinds but are anticipated to be largely mitigated when escalations in contracts occur during the second half of the year. In coastal marine, modest improvements in demand and pricing are anticipated in 2022, but revenues and operating income are expected to be impacted by planned shipyard maintenance and ballast water treatment installations on certain vessels for the duration of the year.

KDS results are largely influenced by the cycles of the oil and gas, marine, power generation, on-highway and other related industrial markets. In the oil and gas market, high commodity prices, increasing rig counts, and growing well completions activity are expected to result in increased demand for original equipment manufacturer products, parts, and services as well as for new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. In commercial and industrial, favorable economic activity is expected to result in increased demand in power generation, marine repair, and on-highway. Overall, despite ongoing supply chain issues and long lead times, favorable oilfield fundamentals and increased demand in commercial and industrial are expected to result in improved financial results in 2022.

Acquisition

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in KDS. Financing of the purchase was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Three Months Ended March 31,
	2022	%	2021	%
Marine transportation	$355,536	58%	$300,951	61%
Distribution and services	255,246	42	195,899	39
	$610,782	100%	$496,850	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Marine transportation revenues	$355,536	$300,951	18%

Costs and expenses:
Costs of sales and operating expenses	254,359	214,125	19
Selling, general and administrative	32,336	30,578	6
Taxes, other than on income	7,820	6,729	16
Depreciation and amortization	44,086	47,579	(7)
	338,601	299,011	13
Operating income	$16,935	$1,940	773%
Operating margins	4.8%	0.6%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2022 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2022 first quarter increased 18% compared to the 2021 first quarter revenues. The increase for the 2022 first quarter was primarily due to increased tank barge utilization and term and spot pricing in the inland market and increased fuel rebills in the inland and coastal markets. The 2021 first quarter was also heavily impacted by Winter Storm Uri which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2022 and 2021 first quarters were also impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River. For the 2022 and 2021 first quarters the inland tank barge fleet contributed 78% and 75%, respectively, and the coastal fleet contributed 22% and 25%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the mid-80% range during the 2022 first quarter compared to the mid-70% range during the 2021 first quarter. The 2022 first quarter reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2021 first quarter was impacted by reduced demand resulting from the effects of the COVID-19 pandemic causing an economic slowdown as well as reduced volumes due to Winter Storm Uri.

Coastal tank barge utilization levels averaged in the low 90% range during the 2022 first quarter compared to the mid-70% range during the 2021 first quarter. The increase in coastal tank barge utilization during 2022 was primarily due to the retirement of underutilized barges in the 2021 third quarter and some modest improvements in customer demand. Barge utilization in the coastal marine fleet continued to be impacted by the oversupply of tank barges in the coastal industry in 2022 and 2021.

The petrochemical market, the Company’s largest market, contributed 50% of KMT revenues for the 2022 first quarter, reflecting increased volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions following the height of the COVID-19 pandemic.

The black oil market, which contributed 26% of KMT revenues for the 2022 first quarter, reflected improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased following the height of the COVID-19 pandemic. During the 2022 first quarter, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of KMT revenues for the 2022 first quarter, reflected increased volumes in the inland market as refinery utilization and product levels improved following the height of the COVID-19 pandemic.

The agricultural chemical market, which contributed 4% of KMT revenues for the 2022 first quarter, reflected improved demand for transportation of both domestically produced and imported products, primarily due to improved economic conditions following the height of the COVID-19 pandemic.

For the 2022 first quarter, the inland operations incurred 3,137 delay days, 10% more than the 2,854 delay days that occurred during the 2021 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and high water conditions on the Mississippi River System during the 2022 and 2021 first quarters. The 2022 first quarter was also impacted by ice on the Illinois River while the 2021 first quarter was impacted by closures of key waterways as a result of lock maintenance projects. The increase in delay days in the 2022 first quarter reflects increased volumes and barge utilization compared to the 2021 first quarter.

During both the 2022 and 2021 first quarters approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2022 and 2021 first quarters represented 58% and 61%, respectively, of the inland revenues under term contracts. During both the 2022 and 2021 first quarters approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% and 85% of coastal revenues under term contracts during the 2022 and 2021 first quarters, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2022 compared to contracts renewed during the corresponding quarter of 2021:

Three Months Ended
March 31, 2022
Inland market:
Term increase	7% – 9%
Spot increase	15% – 20%
Coastal market (a):
Term increase	4% – 6%
Spot increase	4% – 6%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2022, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 5%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2022 first quarter increased 13% compared to the 2021 first quarter. Costs of sales and operating expenses for the 2022 first quarter increased 19% compared with the 2021 first quarter. The increases during the 2022 first quarter primarily reflect improved business activity levels and increased fuel costs as well as incremental costs associated with the COVID-19 Omicron variant.

The inland marine transportation fleet operated an average of 263 towboats during the 2022 first quarter, of which an average of 56 were chartered, compared to 241 during the 2021 first quarter, of which an average of 25 were chartered. The increase was primarily due to increasing business activity levels during the 2022 first quarter. The 2021 first quarter activity was also impacted by Winter Storm Uri. Generally, variability in demand or anticipated demand, as tank barges are added or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2022 first quarter, the inland operations consumed 11.5 million gallons of diesel fuel compared to 10.8 million gallons consumed during the 2021 first quarter. The average price per gallon of diesel fuel consumed during the 2022 first quarter was $2.50 per gallon compared with $1.65 per gallon for the 2021 first quarter. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2022 first quarter increased 6% compared to the 2021 first quarter, primarily due to higher business activity levels. Business activity levels in the 2021 first quarter were impacted by COVID-19 and the resulting economic slowdown as well as Winter Storm Uri.

Taxes, other than on income, for the 2022 first quarter increased 16% compared with the 2021 first quarter, primarily reflecting higher property taxes on marine transportation equipment.

Depreciation and amortization for the 2022 first quarter decreased 7% compared to the 2021 first quarter, primarily reflecting retirements, sales, and impairment of marine equipment during 2021.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2022 first quarter increased 773%, respectively, compared with the 2021 first quarter. The 2022 first quarter operating margin was 4.8% compared with 0.6% for the 2021 first quarter. The increases in operating income and operating margin were primarily due to increased barge utilization and term and spot contract pricing in the inland market, each as a result of improving business activity levels, partially offset by the impacts of the COVID-19 Omicron variant and increasing fuel prices. The 2021 first quarter was also impacted by Winter Storm Uri.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income (loss), and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Distribution and services revenues	$255,246	$195,899	30%

Costs and expenses:
Costs of sales and operating expenses	196,519	149,127	32
Selling, general and administrative	41,922	36,488	15
Taxes, other than on income	1,728	1,492	16
Depreciation and amortization	4,106	5,881	(30)
	244,275	192,988	27
Operating income	$10,971	$2,911	277%
Operating margins	4.3%	1.5%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2022 First Quarter Revenue Distribution	Customers
Commercial and Industrial	58%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	42%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2022 first quarter increased 30% compared to the 2021 first quarter. In the commercial and industrial market, the increase for the 2022 first quarter was primarily attributable to improved economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2022 first quarter results. In addition, the 2021 first quarter was impacted by Winter Storm Uri which caused reduced activity, especially in the Southern United States, in the commercial and industrial market. For the 2022 first quarter, the commercial and industrial market contributed 58% of KDS revenues.

In the oil and gas market, revenues improved compared to the 2021 first quarter due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2022 first quarter, the oil and gas market contributed 42% of KDS revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2022 first quarter increased 27% compared with the 2021 first quarter. Costs of sales and operating expenses for the 2022 first quarter increased 32%, compared with the 2021 first quarter, reflecting higher demand in the marine and on-highway businesses in commercial and industrial markets as well as increased demand in the oil and gas market as a result of higher oilfield activity levels.

Selling, general and administrative expenses for the 2022 first quarter increased 15%, compared to the 2021 first quarter, primarily due to higher salaries and higher warranty accruals associated with increased activity levels as well as salaries and costs related to the acquisition of assets of an energy storage systems manufacturer in the 2021 fourth quarter.

Depreciation and amortization for the 2022 first quarter decreased 30%, compared to the 2021 first quarter, primarily due to sales of property and equipment and reduced capital spending during 2021.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2022 first quarter increased 277% compared with the 2021 first quarter. The 2022 first quarter operating margin was 4.3% compared to 1.5% for the 2021 first quarter. The results reflect increased business levels in both the commercial and industrial and oil and gas markets.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $4.8 million for the 2022 first quarter and $2.1 million for the 2021 first quarter. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Other income	$4,308	$3,791	14%
Noncontrolling interests	$(152)	$(255)	(40)%
Interest expense	$(10,203)	$(10,966)	(7)%

Other Income

Other income for the 2022 and 2021 first quarters include income of $3.4 million and $2.0 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2021 first quarter also includes interest income from the Company’s 2019 federal income tax refund received in February 2021.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Average debt	$1,178,916	$1,417,127
Average interest rate	3.5%	3.1%

Interest expense for the 2022 first quarter decreased 7%, compared with the 2021 first quarter, primarily due to lower average debt outstanding as a result of debt repayments during 2021. There was no capitalized interest excluded from interest expense during the 2022 or 2021 first quarters.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2022	December 31, 2021	% Change
Assets:
Current assets	$1,015,331	$1,003,865	1%
Property and equipment, net	3,660,314	3,678,515	—
Operating lease right-of-use assets	164,986	167,730	(2)
Goodwill	438,748	438,748	—
Other intangibles, net	57,934	60,070	(4)
Other assets	45,479	50,135	(9)
	$5,382,792	$5,399,063	—%

Liabilities and stockholders’ equity:
Current liabilities	$513,835	$543,772	(6)%
Long-term debt, net – less current portion	1,151,638	1,161,433	(1)
Deferred income taxes	580,014	574,152	1
Operating lease liabilities – less current portion	156,271	159,672	(2)
Other long-term liabilities	69,169	71,252	(3)
Total equity	2,911,865	2,888,782	1
	$5,382,792	$5,399,063	—%

Current assets as of March 31, 2022 increased 1% compared with December 31, 2021. Other accounts receivable decreased 16%, primarily due to recoveries on the settlement of insurance claims. Inventories increased 9%, primarily due to supply chain delays in KDS resulting in staging of inventory and buildup for projects that will be delivered later in 2022. Prepaid expenses and other current assets increased 9% primarily due to the increase in the price of diesel fuel purchased in March 2022.

Property and equipment, net of accumulated depreciation, at March 31, 2022 decreased slightly compared with December 31, 2021. The decrease reflected $48.1 million of depreciation expense and $9.6 million of property disposals, partially offset by $35.6 million of capital additions (including an increase in accrued capital expenditures of $0.5 million) and an acquisition for $3.9 million during the 2022 first quarter, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of March 31, 2022 decreased 2% compared to December 31, 2021, primarily due to lease amortization expense, partially offset by new leases acquired during the 2022 first quarter.

Other intangibles, net, as of March 31, 2022 decreased 4% compared with December 31, 2021, primarily due to amortization during the 2022 first quarter.

Other assets as of March 31, 2022 decreased 9% compared with December 31, 2021, primarily due to amortization of drydock expenditures during the 2022 first quarter.

Current liabilities as of March 31, 2022 decreased 6% compared with December 31, 2021. Accounts payable increased 10%, primarily due to increased activity levels in KDS. Accrued liabilities decreased 20% primarily due to the payment of employee incentive compensation bonuses, property taxes, and interest, as well as the settlement of insurance claims.

Long-term debt, net – less current portion, as of March 31, 2022 decreased 1% compared with December 31, 2021, primarily reflecting repayments of $10.0 million under the Term Loan.

Deferred income taxes as of March 31, 2022 increased 1% compared with December 31, 2021, primarily reflecting the deferred tax provision of $5.9 million.

Operating lease liabilities – less current portion, as of March 31, 2022 decreased 2% compared to December 31, 2021, primarily due to lease payments made, partially offset by new leases acquired and liability accretion during the 2022 first quarter.

Other long-term liabilities as of March 31, 2022 decreased 3% compared with December 31, 2021, primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of March 31, 2022 increased 1% compared with December 31, 2021. The increase was primarily due to the net earnings attributable to Kirby of $17.4 million, amortization of share-based compensation of $6.0 million, and stock option exercises of $2.3 million, partially offset by tax withholdings of $3.1 million on restricted stock and RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2022	December 31, 2021
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$—	$—
Term Loan due March 27, 2024 (a)	305,000	315,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2022	—	—
Bank notes payable	3,097	1,934
	1,158,097	1,166,934
Unamortized debt discounts and issuance costs (b)	(3,362)	(3,567)
	$1,154,735	$1,163,367
(a)
Variable interest rate of 1.8% and 1.5% at March 31, 2022 and December 31, 2021, respectively.
(b)
Excludes $1.2 million and $1.4 million attributable to the Revolving Credit Facility included in other assets at March 31, 2022 and December 31, 2021, respectively.

The Company has a Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, allowing for an $850 million Revolving Credit Facility and a Term Loan with a maturity date of March 27, 2024. The Term Loan is prepayable, in whole or in part, without penalty. During the 2022 first quarter, the Company repaid $10.0 million under the Term Loan. During April 2022, the Company repaid $5.0 million under the Term Loan. Outstanding letters of credit under the Revolving Credit Facility were $5.1 million and available borrowing capacity was $844.9 million as of March 31, 2022. Outstanding letters of credit under the $10 million credit line were $1.3 million and available borrowing capacity was $8.7 million as of March 31, 2022.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of 2033 Notes with a group of institutional investors, consisting of $60 million of 3.46% Series A Notes and $240 million of 3.51% Series B Notes, each due January 19, 2033. The Series A Notes are scheduled to be issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $0.5 million. The 2033 Notes will be unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 2023 Notes are excluded from short term liabilities because the Company intends to use the proceeds from the issuance of the 2033 Notes and availability under the Revolving Credit Facility to repay the 2023 Notes upon maturity.

As of March 31, 2022, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow and Capital Expenditures

The Company generated favorable operating cash flows during the 2022 first quarter with net cash provided by operating activities of $32.2 million compared with $102.6 million for the 2021 first quarter, a 69% decrease. The decrease was primarily due to a tax refund of $119.5 million, including accrued interest, for the Company’s 2019 federal tax return which was received in the 2021 first quarter, increased inventory purchases, and increased employee incentive compensation bonuses paid during the 2022 first quarter, partially offset by increased revenues and operating income in KMT and KDS. Increases in KMT revenues and operating income were driven by increased barge utilization and term and spot contract pricing in the inland market during the 2022 first quarter. The 2021 first quarter KMT revenues and operating income were also negatively impacted by the impacts of Winter Storm Uri. During the 2022 and 2021 first quarters, the Company generated cash of $14.3 million and $4.8 million, respectively, from proceeds from the disposition of assets, and $2.3 million and $0.4 million, respectively, from proceeds from the exercise of stock options.

For the 2022 first quarter, cash generated was used for capital expenditures of $35.1 million (net of an increase in accrued capital expenditures of $0.5 million), including $1.3 million for inland towboat construction and $33.8 million primarily for upgrading existing marine equipment and KMT and KDS facilities.

Treasury Stock Purchases

The Company did not purchase any treasury stock during the 2022 first quarter. As of May 6, 2022, the Company had approximately 1.4 million shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 6, 2022 the Company also had cash equivalents of $32.1 million, availability of $844.9 million under its Revolving Credit Facility, and $8.7 million available under its credit line.

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

The Revolving Credit Facility’s commitment is in the amount of $850 million and matures March 27, 2024. As of March 31, 2022, the Company had $844.9 million available under the Revolving Credit Facility. The 2023 Notes do not mature until February 27, 2023 and require no prepayments. The Company intends to use the proceeds from the issuance of the 2033 Notes in October 2022 and January 2023 and availability under the Revolving Credit Facility to repay the 2023 Notes upon maturity. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The Term Loan is due on March 27, 2024 and is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2022. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $19.7 million at March 31, 2022, including $12.1 million in letters of credit and $7.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KMT term contracts typically contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 90 day delay before contracts are adjusted depending on the specific terms of the contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes. However, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

While inflationary pressures have increased in the second half of 2021 and into 2022, the Company has certain mechanisms designed to help mitigate the impacts of rising costs. For example, KMT has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be largely passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. In KDS, the cost of major components for large manufacturing orders is secured with suppliers at the time a customer order is finalized, which limits exposure to inflation. The repair portion of KDS is based on prevailing current market rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 1% increase in variable interest rates would impact the 2022 interest expense by $3.2 million based on balances outstanding at December 31, 2021, and would change the fair value of the Company’s debt by approximately 3%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2022, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.1	–	Note Purchase Agreement dated February 3, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on February 8, 2022).
10.2†	–

Amendment to the Deferred Compensation Plan for Key Employees dated February 9, 2022 (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).

10.3†*	–	Deferred Compensation Plan for Key Employees (As Amended and Restated Effective April 1, 2022)
10.4†	–	Annual Incentive Plan Guidelines for 2022 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021).
31.1*	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32*	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	–	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	–	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	–	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ Raj Kumar
Raj Kumar
Executive Vice President and
Chief Financial Officer

Dated: May 9, 2022