Form 10-Q
period 2022-06-30
KIRBY CORP
filed 2022-08-08
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, 59.9 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,104	$34,813
Accounts receivable:
Trade – less allowance for doubtful accounts	445,425	417,958
Other	127,181	149,964
Inventories – net	370,385	331,350
Prepaid expenses and other current assets	84,160	69,780
Total current assets	1,052,255	1,003,865

Property and equipment	5,416,559	5,392,851
Accumulated depreciation	(1,763,907)	(1,714,336)
Property and equipment – net	3,652,652	3,678,515

Operating lease right-of-use assets	159,968	167,730
Goodwill	438,748	438,748
Other intangibles, net	55,770	60,070
Other assets	45,763	50,135
Total assets	$5,405,156	$5,399,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$4,206	$1,934
Accounts payable	234,640	199,088
Accrued liabilities	198,191	236,078
Current portion of operating lease liabilities	34,667	33,902
Deferred revenues	69,668	72,770
Total current liabilities	541,372	543,772

Long-term debt, net – less current portion	1,131,849	1,161,433
Deferred income taxes	590,876	574,152
Operating lease liabilities – less current portion	150,355	159,672
Other long-term liabilities	60,960	71,252
Total long-term liabilities	1,934,040	1,966,509

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	854,781	854,512
Accumulated other comprehensive income – net	(21,957)	(25,966)
Retained earnings	2,392,330	2,346,439
Treasury stock – at cost, 5.5 million shares at June 30, 2022 and 5.4 million at December 31, 2021	(304,314)	(295,208)
Total Kirby stockholders’ equity	2,927,387	2,886,324
Noncontrolling interests	2,357	2,458
Total equity	2,929,744	2,888,782
Total liabilities and equity	$5,405,156	$5,399,063

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$405,655	$332,887	$761,191	$633,838
Distribution and services	292,309	226,737	547,555	422,636
Total revenues	697,964	559,624	1,308,746	1,056,474

Costs and expenses:
Costs of sales and operating expenses	523,862	409,479	974,480	772,519
Selling, general and administrative	70,575	62,740	146,340	132,369
Taxes, other than on income	9,621	10,364	19,211	18,624
Depreciation and amortization	50,115	55,132	100,079	110,022
Gain on disposition of assets	(2,745)	(2,119)	(7,594)	(4,252)
Total costs and expenses	651,428	535,596	1,232,516	1,029,282

Operating income	46,536	24,028	76,230	27,192
Other income	3,740	2,523	8,048	6,314
Interest expense	(10,640)	(10,706)	(20,843)	(21,672)

Earnings before taxes on income	39,636	15,845	63,435	11,834
Provision for taxes on income	(11,030)	(5,493)	(17,243)	(4,602)

Net earnings	28,606	10,352	46,192	7,232
Net earnings attributable to noncontrolling interests	(149)	(162)	(301)	(417)

Net earnings attributable to Kirby	$28,457	$10,190	$45,891	$6,815

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.47	$0.17	$0.76	$0.11
Diluted	$0.47	$0.17	$0.76	$0.11

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net earnings	$28,606	$10,352	$46,192	$7,232

Other comprehensive income, net of taxes:
Pension and postretirement benefits	4,131	3,607	4,144	4,352
Foreign currency translation adjustments	(611)	(86)	(135)	(583)
Total other comprehensive income, net of taxes	3,520	3,521	4,009	3,769

Total comprehensive income, net of taxes	32,126	13,873	50,201	11,001
Net earnings attributable to noncontrolling interests	(149)	(162)	(301)	(417)

Comprehensive income attributable to Kirby	$31,977	$13,711	$49,900	$10,584

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Cash flows from operating activities:
Net earnings	$46,192	$7,232
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	100,079	110,022
Provision for deferred income taxes	15,335	4,380
Amortization of share-based compensation	8,555	9,148
Amortization of major maintenance costs	14,405	17,082
Other	(6,412)	(4,309)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(82,510)	54,263
Net cash provided by operating activities	95,644	197,818

Cash flows from investing activities:
Capital expenditures	(79,059)	(38,369)
Acquisitions of businesses and marine equipment	(3,900)	(7,470)
Proceeds from disposition of assets	23,311	16,731
Net cash used in investing activities	(59,648)	(29,108)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	2,272	(193,623)
Payments on long-term debt	(30,000)	—
Proceeds from exercise of stock options	3,885	505
Payments related to tax withholding for share-based compensation	(3,192)	(2,853)
Treasury stock purchases	(18,085)	—
Return of investment to noncontrolling interest and other	(585)	(25)
Net cash used in financing activities	(45,705)	(195,996)
Decrease in cash and cash equivalents	(9,709)	(27,286)

Cash and cash equivalents, beginning of year	34,813	80,338
Cash and cash equivalents, end of period	$25,104	$53,052

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$20,161	$20,913
Income taxes paid (refunded), net	$1,190	$(116,451)
Operating cash outflow from operating leases	$22,287	$21,996
Non-cash investing activity:
Capital expenditures included in accounts payable	$(3,655)	$(18,401)
Right-of-use assets obtained in exchange for lease obligations	$10,290	$7,413

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2022	65,472	$6,547	$853,610	$(25,477)	$2,363,873	(5,243)	$(289,098)	$2,410	$2,911,865
Stock option exercises	—	—	253	—	—	24	1,296	—	1,549
Issuance of stock for equity awards, net of forfeitures	—	—	(1,672)	—	—	29	1,672	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(99)	—	(99)
Amortization of unearned share-based compensation	—	—	2,590	—	—	—	—	—	2,590
Treasury stock purchases	—	—	—	—	—	(310)	(18,085)	—	(18,085)
Total comprehensive income, net of taxes	—	—	—	3,520	28,457	—	—	149	32,126
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at June 30, 2022	65,472	$6,547	$854,781	$(21,957)	$2,392,330	(5,501)	$(304,314)	$2,357	$2,929,744

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2021	65,472	$6,547	$846,259	$(61,204)	$2,590,018	(5,384)	$(296,353)	$3,477	$3,088,744
Stock option exercises	—	—	11	—	—	2	83	$—	94
Issuance of stock for equity awards, net of forfeitures	—	—	(1,615)	—	—	29	1,615	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(13)	(808)	—	(808)
Amortization of unearned share-based compensation	—	—	3,426	—	—	—	—	—	3,426
Total comprehensive income, net of taxes	—	—	—	3,521	10,190	—	—	162	13,873
Balance at June 30, 2021	65,472	$6,547	$848,081	$(57,683)	$2,600,208	(5,366)	$(295,463)	$3,639	$3,105,329

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	691	—	—	58	3,194	—	3,885
Issuance of stock for equity awards, net of forfeitures	—	—	(8,977)	—	—	162	8,977	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(50)	(3,192)	—	(3,192)
Amortization of share-based compensation	—	—	8,555	—	—	—	—	—	8,555
Treasury stock purchases	—	—	—	—	—	(310)	(18,085)	—	(18,085)
Total comprehensive income, net of taxes	—	—	—	4,009	45,891	—	—	301	50,201
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(402)	(402)
Balance at June 30, 2022	65,472	$6,547	$854,781	$(21,957)	$2,392,330	(5,501)	$(304,314)	$2,357	$2,929,744

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	30	—	—	10	475	—	505
Issuance of stock for equity awards, net of forfeitures	—	—	(6,076)	—	—	110	6,076	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(52)	(2,853)	—	(2,853)
Amortization of share-based compensation	—	—	9,148	—	—	—	—	—	9,148
Total comprehensive income, net of taxes	—	—	—	3,769	6,815	—	—	417	11,001
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2021	65,472	$6,547	$848,081	$(57,683)	$2,600,208	(5,366)	$(295,463)	$3,639	$3,105,329

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

(2) Acquisitions

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in the distribution and services segment. Assets acquired consisted primarily of property and equipment. During the six months ended June 30, 2021, the Company purchased four inland tank barges from a leasing company for $7.5 million in cash. The Company had been leasing the barges prior to the purchase.

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marine transportation segment:
Inland transportation	$316,948	$253,588	$594,858	$478,039
Coastal transportation	88,707	79,299	166,333	155,799
	$405,655	$332,887	$761,191	$633,838
Distribution and services segment:
Commercial and industrial	$161,621	$140,966	$309,154	$273,874
Oil and gas	130,688	85,771	238,401	148,762
	$292,309	$226,737	$547,555	$422,636

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the six months ended June 30, 2022 and 2021 that were included in the opening contract liability balances were $46.7 million and $39.2 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at June 30, 2022 or December 31, 2021. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

(4) Segment Data

The Company’s operations are aggregated into two reportable business segments as follows:

Marine Transportation Segment (“KMT”) — Provides marine transportation by United States flagged vessels principally of liquid cargoes throughout the United States inland waterway system, along all three United States coasts, and, to a lesser extent, in United States coastal transportation of dry-bulk cargoes. The principal products transported include petrochemicals, black oil, refined petroleum products, and agricultural chemicals.

Distribution and Services Segment (“KDS”) — Provides after-market services and genuine replacement parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $6.3 million and $13.9 million for the three months and six months ended June 30, 2022, respectively, and $7.3 million and $12.2 million for the three months and six months ended June 30, 2021, respectively, as well as the related intersegment profit of $0.6 million and $1.4 million for the three months and six months ended June 30, 2022 and $0.7 million and $1.2 million for the three months and six months ended June 30, 2021, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Marine transportation	$405,655	$332,887	$761,191	$633,838
Distribution and services	292,309	226,737	547,555	422,636
	$697,964	$559,624	$1,308,746	$1,056,474
Segment profit:
Marine transportation	$30,817	$18,478	$47,752	$20,418
Distribution and services	16,737	6,156	27,708	9,067
Other	(7,918)	(8,789)	(12,025)	(17,651)
	$39,636	$15,845	$63,435	$11,834

	June 30, 2022	December 31, 2021
Total assets:
Marine transportation	$4,304,291	$4,319,080
Distribution and services	927,141	892,603
Other	173,724	187,380
	$5,405,156	$5,399,063

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General corporate expenses	$(3,763)	$(2,725)	$(6,824)	$(6,545)
Gain on disposition of assets	2,745	2,119	7,594	4,252
Interest expense	(10,640)	(10,706)	(20,843)	(21,672)
Other income	3,740	2,523	8,048	6,314
	$(7,918)	$(8,789)	$(12,025)	$(17,651)

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2022	December 31, 2021
General corporate assets	$171,996	$185,246
Investment in affiliates	1,728	2,134
	$173,724	$187,380

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 27, 2024 (a)	$—	$—	$—	$—
Term Loan due March 27, 2024 (a)	285,000	285,000	315,000	315,000
3.29% senior notes due February 27, 2023	350,000	351,828	350,000	358,390
4.2% senior notes due March 1, 2028	500,000	500,480	500,000	549,239
Credit line due June 30, 2024	—	—	—	—
Bank notes payable	4,206	4,206	1,934	1,934
	1,139,206	1,141,514	1,166,934	1,224,563
Unamortized debt discounts and issuance costs (b)	(3,151)	—	(3,567)	—
	$1,136,055	$1,141,514	$1,163,367	$1,224,563
(a)
Variable interest rate of 3.0% and 1.5% at June 30, 2022 and December 31, 2021, respectively.
(b)
Excludes $1.1 million and $1.4 million attributable to the 2024 Revolving Credit Facility included in other assets at June 30, 2022 and December 31, 2021, respectively.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Six Months Ended June 30,
	2022	2021
Borrowings on bank credit facilities	$120,634	$2,365
Payments on bank credit facilities	(118,362)	(195,988)
	$2,272	$(193,623)

At June 30, 2022, the Company had an amended and restated credit agreement (the “2024 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that allowed for an $850 million unsecured revolving credit facility (the “2024 Revolving Credit Facility”) and an unsecured term loan (the “2024 Term Loan”) with a maturity date of March 27, 2024. The 2024 Term Loan was prepayable, in whole or in part, without penalty. During the six months ended June 30, 2022, the Company repaid $30.0 million under the 2024 Term Loan. Outstanding letters of credit under the 2024 Revolving Credit Facility were $5.1 million and available borrowing capacity was $844.9 million as of June 30, 2022. Outstanding letters of credit under the $10 million credit line were $1.3 million and available borrowing capacity was $8.7 million as of June 30, 2022.

On July 29, 2022, the 2024 Credit Agreement was replaced with a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. The 2027 Term Loan is repayable in quarterly installments, scheduled to commence December 31, 2022, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Credit Agreement provides for a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate calculated with reference to the prime rate quoted by The Wall Street Journal, the Federal Reserve Bank of New York Rate plus 0.5%, or the adjusted SOFR rate for a one month interest period plus 1.0%, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company's credit rating and is currently 137.5 basis points over SOFR or 37.5 basis points over the Alternate Base Rate. The 2027 Credit Agreement contains certain financial covenants including an interest coverage ratio and debt-to-capitalization ratio. In addition to financial covenants, the 2027 Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, and changes in lines of business. The 2027 Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the 2027 Credit Agreement may be used for general corporate purposes including acquisitions. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of unsecured senior notes with a group of institutional investors, consisting of $60 million of 3.46% series A notes (“Series A Notes”) and $240 million of 3.51% series B notes (“Series B Notes”), each due January 19, 2033 (collectively, the “2033 Notes”). The Series A Notes are scheduled to be issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $0.5 million. The 2033 Notes will be unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 3.29% unsecured senior notes due February 27, 2023 (the “2023 Notes”) are excluded from short term liabilities because the Company intends to use a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility to repay the 2023 Notes upon maturity.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2022	December 31, 2021
2022	$20,467	$41,685
2023	37,110	35,833
2024	30,002	28,837
2025	24,864	23,794
2026	19,502	18,361
Thereafter	91,785	91,237
Total lease payments	223,730	239,747
Less: imputed interest	(38,708)	(46,173)
Operating lease liabilities	$185,022	$193,574

The following table summarizes lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$10,604	$10,680	$21,454	$21,072
Variable lease cost	446	206	865	915
Short-term lease cost	5,248	4,015	10,729	7,068
Sublease income	(68)	(306)	(137)	(580)
	$16,230	$14,595	$32,911	$28,475

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2022	December 31, 2021
Weighted average discount rate	3.9%	3.8%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Compensation cost	$2,590	$3,426	$8,555	$9,148
Income tax benefit	$743	$1,320	$2,300	$2,592

During the six months ended June 30, 2022, the Company granted 207,916 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan which vest ratably over five years and 27,696 shares of restricted stock to nonemployee directors of the Company under the director stock plan, the majority of which vest six months after the date of grant.

(8) Taxes on Income

At June 30, 2022 and December 31, 2021, the Company had a federal income tax receivable of $70.5 million and $71.0 million, respectively, included in Accounts Receivable – Other on the balance sheets. During the three months ended March 31, 2021, the Company received a tax refund of $119.5 million, including accrued interest, for its 2019 federal tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) before taxes on income:
United States	$39,607	$15,811	$63,261	$12,192
Foreign	29	34	174	(358)
	$39,636	$15,845	$63,435	$11,834
Provision (benefit) for taxes on income:
Federal:
Current	$519	$—	$519	$—
Deferred	8,464	3,407	13,721	2,804
State and local:
Current	1,035	573	1,298	215
Deferred	1,015	1,506	1,614	1,576
Foreign - current	(3)	7	91	7
	$11,030	$5,493	$17,243	$4,602

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings attributable to Kirby	$28,457	$10,190	$45,891	$6,815
Undistributed earnings allocated to restricted shares	(10)	(8)	(11)	(6)
Earnings available to Kirby common stockholders – basic	28,447	10,182	45,880	6,809
Undistributed earnings allocated to restricted shares	10	8	11	6
Undistributed earnings reallocated to restricted shares	(10)	(8)	(11)	(6)
Earnings available to Kirby common stockholders – diluted	$28,447	$10,182	$45,880	$6,809

Shares outstanding:
Weighted average common stock issued and outstanding	60,222	60,101	60,202	60,088
Weighted average unvested restricted stock	(20)	(48)	(14)	(53)
Weighted average common stock outstanding – basic	60,202	60,053	60,188	60,035
Dilutive effect of stock options and restricted stock units	265	221	277	185
Weighted average common stock outstanding – diluted	60,467	60,274	60,465	60,220

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.47	$0.17	$0.76	$0.11
Diluted	$0.47	$0.17	$0.76	$0.11

Certain outstanding options to purchase approximately 0.4 million and 0.6 million shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2022 and 2021, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 12,000 and 5,000 shares of common stock were also excluded in the computation of diluted earnings per share as of June 30, 2022 and 2021, respectively, as such RSUs would have been antidilutive.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$288,763	$260,707
Work in process	81,622	70,643
	$370,385	$331,350

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made a contribution of $0.5 million to the Higman pension plan during the six months ended June 30, 2022 and a contribution of $0.2 million during July 2022. The Company expects to make additional contributions of $0.2 million during the remainder of 2022.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$1,658	$2,053	$—	$—
Interest cost	3,640	3,535	8	7
Expected return on plan assets	(7,154)	(6,559)	—	—
Amortization of actuarial loss	132	790	8	10
Net periodic benefit cost	$(1,724)	$(181)	$16	$17

	Pension Benefits
	Pension Plans		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$3,269	$3,980	$—	$—
Interest cost	7,362	7,119	15	15
Expected return on plan assets	(14,296)	(13,133)	—	—
Amortization of actuarial loss	242	1,888	15	20
Net periodic benefit cost	$(3,423)	$(146)	$30	$35

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	4	4	8	8
Amortization of actuarial gain	(99)	(112)	(197)	(225)
Net periodic benefit cost	$(95)	$(108)	$(189)	$(217)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,
	2022			2021
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$41	$(11)	$30	$688	$(174)	$514
Actuarial gains	5,472	(1,371)	4,101	4,128	(1,035)	3,093
Foreign currency translation	(611)	—	(611)	(86)	—	(86)
Total	$4,902	$(1,382)	$3,520	$4,730	$(1,209)	$3,521

	Six Months Ended June 30,
	2022			2021
	Gross Amount	Income Tax Provision	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial loss	$60	$(17)	$43	$1,683	$(424)	$1,259
Actuarial gains	5,472	(1,371)	4,101	4,128	(1,035)	3,093
Foreign currency translation	(135)	—	(135)	(583)	—	(583)
Total	$5,397	$(1,388)	$4,009	$5,228	$(1,459)	$3,769

(a) Actuarial gains are amortized into other income (expense). (See Note 11, Retirement Plans)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20.2 million at June 30, 2022, including $12.1 million in letters of credit and $8.1 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$697,964	$559,624	$1,308,746	$1,056,474
Net earnings attributable to Kirby	$28,457	$10,190	$45,891	$6,815
Net earnings per share attributable to Kirby common stockholders – diluted	$0.47	$0.17	$0.76	$0.11
Net cash provided by operating activities			$95,644	$197,818
Capital expenditures			$79,059	$38,369

The 2022 second quarter included $1.5 million before taxes, $1.3 million after taxes, or $0.02 per share of severance expense.

Cash provided by operating activities for the 2022 first six months decreased primarily due to the receipt of a tax refund of $119.5 million, including accrued interest, for the Company’s 2019 federal tax return during the 2021 first quarter. For the 2022 first six months, capital expenditures of $79.1 million included $66.3 million in KMT and $12.8 million in KDS and corporate, more fully described under cash flow and capital expenditures below.

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

The Company’s debt-to-capitalization ratio decreased to 27.9% at June 30, 2022 from 28.7% at December 31, 2021, primarily due to repayments under the 2024 Term Loan in the 2022 first six months, and an increase in total equity, primarily due to the net earnings attributable to Kirby of $45.9 million, partially offset by treasury stock purchases of $18.1 million. The Company’s debt outstanding as of June 30, 2022 and December 31, 2021 is detailed in Long-Term Financing below.

Marine Transportation

For both the 2022 second quarter and first six months, KMT generated 58% of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	June 30,
	2022	2021
Inland tank barges:
Owned	990	1,002
Leased	44	44
Total	1,034	1,046
Barrel capacity (in millions)	23.0	23.4

Active inland towboats (quarter average):
Owned	211	218
Chartered	59	42
Total	270	260

Coastal tank barges:
Owned	29	42
Leased	1	1
Total	30	43
Barrel capacity (in millions)	3.1	4.0

Coastal tugboats:
Owned	26	38
Chartered	3	3
Total	29	41

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

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

During the 2022 first six months, the Company brought back into service seven inland tank barges and leased two tank barges. The net result was an increase of nine inland tank barges and approximately 0.1 million barrels of capacity.

KMT revenues for the 2022 second quarter and first six months increased 22% and 20%, respectively, and operating income increased 67% and 134%, respectively, compared to the 2021 second quarter and first six months. The increases for the 2022 second quarter and first six months were primarily due to increased tank barge utilization, higher term and spot pricing, and increased fuel rebills in the inland and coastal markets. The 2021 first six months was also heavily impacted by Winter Storm Uri which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2022 and 2021 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River. For both the 2022 second quarter and first six months, the inland tank barge fleet contributed 78% and the coastal fleet contributed 22% of KMT revenues. For the 2021 second quarter and first six months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the mid-80% range during the 2022 first quarter and the low 90% range during the 2022 second quarter compared to the mid-70% range during the 2021 first quarter and the low to mid-80% range during the 2021 second quarter. The 2022 first six months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2021 first six months was impacted by reduced demand resulting from the effects of the COVID-19 pandemic causing an economic slowdown as well as reduced volumes due to Winter Storm Uri during the 2021 first quarter partially offset by the Colonial Pipeline outage which increased barge transportation activity in the 2021 second quarter.

Coastal tank barge utilization levels averaged in the low 90% range during both the 2022 first and second quarters compared to the mid-70% range during the 2021 first quarter and the low to mid-70% range during the 2021 second quarter. The increase in coastal tank barge utilization during 2022 was primarily due to the retirement of underutilized barges in the 2021 third quarter and some modest improvements in customer demand.

During both the 2022 second quarter and first six months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. During both the 2021 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during both the 2022 second quarter and first six months represented 57% of the inland revenues under term contracts compared with 57% and 59% in the 2021 second quarter and first six months, respectively. During each of the 2022 and 2021 second quarters and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2022 second quarter and first six months compared to approximately 85% during both the 2021 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2022 compared to contracts renewed during the corresponding quarter of 2021:

Three Months Ended
	March 31, 2022	June 30, 2022
Inland market:
Term increase	7% – 9%	14% – 16%
Spot increase	15% – 20%	15% – 18%
Coastal market (a):
Term increase	4% – 6%	10% – 12%
Spot increase	4% – 6%	10% – 12%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Contract pricing in the coastal marine market continued to be impacted by the oversupply of tank barges in the coastal industry in 2022 and 2021.

Effective January 1, 2022, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 5%, excluding fuel.

KMT operating margin was 7.6% and 6.3% for the 2022 second quarter and first six months, respectively, compared to 5.6% and 3.2% for the 2021 second quarter and first six months, respectively.

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

For both the 2022 second quarter and first six months, KDS generated 42% of the Company’s revenues, of which 82% and 85%, respectively, were generated from service and parts and 18% and 15%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2022 second quarter and first six months increased 29% and 30%, respectively, and operating income increased 172% and 206%, respectively, compared with the 2021 second quarter and first six months. In the commercial and industrial market, the increases for the 2022 second quarter and first six months were primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2022 second quarter and first six months results. These increases were partially offset by continuing supply chain constraints and delays. The 2021 first six months was impacted by Winter Storm Uri which caused reduced activity, especially in the Southern United States, in the commercial and industrial market. For the 2022 second quarter and first six months, the commercial and industrial market contributed 55% and 56%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income improved compared to the 2021 second quarter and first six months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2022 second quarter and first six months, the oil and gas market contributed 45% and 44%, respectively, of KDS revenues.

KDS operating margin was 5.7% and 5.1% for the 2022 second quarter and first six months, respectively, compared to 2.7% and 2.1% for the 2021 second quarter and first six months, respectively.

Outlook

Refinery and petrochemical utilization levels are near historic highs. This is favorable for the Company's barge utilization which is strong in both inland and coastal markets with steadily increasing rates. In KDS, despite persistent supply chain constraints and delays, demand for the Company's products and services continues to grow. Overall, the Company expects both KMT and KDS to deliver improved financial results in 2022.

The inland marine transportation market, revenues and operating income are expected to continue to improve, driven by increased barge utilization, improvements in the spot market, and renewals of expiring term contracts at higher rates. The impacts of rising costs from inflationary pressures, including significantly higher fuel prices, are expected to be recovered as term contracts renew and contract escalators reprice over the coming quarters and into 2023. In coastal marine, modest improvements in demand and pricing are anticipated in 2022, but revenues and operating income are expected to be impacted by planned shipyard maintenance and ballast water treatment installations on certain vessels for the duration of the year.

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

Acquisitions

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in KDS. During the six months ended June 30, 2021, the Company purchased four inland tank barges from a leasing company for $7.5 million in cash. The Company had been leasing the barges prior to the purchase. Financing of the purchases was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	%	2021	%	2022	%	2021	%
Marine transportation	$405,655	58%	$332,887	59%	$761,191	58%	$633,838	60%
Distribution and services	292,309	42	226,737	41	547,555	42	422,636	40
	$697,964	100%	$559,624	100%	$1,308,746	100%	$1,056,474	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Marine transportation revenues	$405,655	$332,887	22%	$761,191	$633,838	20%

Costs and expenses:
Costs of sales and operating expenses	294,343	229,959	28	548,702	444,084	24
Selling, general and administrative	28,294	28,272	—	60,630	58,850	3
Taxes, other than on income	7,990	8,677	(8)	15,810	15,406	3
Depreciation and amortization	44,211	47,501	(7)	88,297	95,080	(7)
	374,838	314,409	19	713,439	613,420	16
Operating income	$30,817	$18,478	67%	$47,752	$20,418	134%
Operating margins	7.6%	5.6%		6.3%	3.2%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2022 Second Quarter Revenue Distribution	2022 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	28%	28%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2022 second quarter and first six months increased 22% and 20%, respectively, compared to the 2021 second quarter and first six months revenues. The increase for the 2022 second quarter and first six months was primarily due to increased tank barge utilization, higher term and spot pricing, and increased fuel rebills in the inland and coastal markets. The 2021 first six months was also heavily impacted by Winter Storm Uri which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2022 and 2021 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River. For both the 2022 second quarter and first six months, the inland tank barge fleet contributed 78% and the coastal fleet contributed 22% of KMT revenues. For the 2021 second quarter and first six months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the mid-80% range during the 2022 first quarter and the low 90% range during the 2022 second quarter compared to the mid-70% range during the 2021 first quarter and the low to mid-80% range during the 2021 second quarter. The 2022 first six months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2021 first six months was impacted by reduced demand resulting from the effects of the COVID-19 pandemic causing an economic slowdown as well as reduced volumes due to Winter Storm Uri during the 2021 first quarter partially offset by the Colonial Pipeline outage which increased barge transportation activity in the 2021 second quarter.

Coastal tank barge utilization levels averaged in the low 90% range during both the 2022 first and second quarters compared to the mid-70% range during the 2021 first quarter and the low to mid-70% range during the 2021 second quarter. The increase in coastal tank barge utilization during 2022 was primarily due to the retirement of underutilized barges in the 2021 third quarter and some modest improvements in customer demand.

The petrochemical market, which is the Company’s largest market, contributed 49% of KMT revenues for both the 2022 second quarter and first six months, reflecting increased volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions following the height of the COVID-19 pandemic.

The black oil market, which contributed 28% of KMT revenues for both the 2022 second quarter and first six months, reflected improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased following the height of the COVID-19 pandemic. During the 2022 first six months, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of KMT revenues for both the 2022 second quarter and first six months, reflected increased volumes in the inland market as refinery utilization and product levels improved following the height of the COVID-19 pandemic.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2022 second quarter and first six months, reflected improved demand for transportation of both domestically produced and imported products, primarily due to improved economic conditions following the height of the COVID-19 pandemic.

For the 2022 second quarter, the inland operations incurred 2,762 delay days, 5% fewer than the 2,922 delay days that occurred during the 2021 second quarter. For the 2022 first six months, the inland operations incurred 5,899 delay days, 2% more than the 5,776 delay days that occurred during the 2021 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and high water conditions on the Mississippi River System during the 2022 and 2021 first quarters. The 2022 first quarter was also impacted by ice on the Illinois River while the 2021 first quarter was impacted by closures of key waterways as a result of lock maintenance projects.

During both the 2022 second quarter and first six months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. During both the 2021 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during both the 2022 second quarter and first six months represented 57% of the inland revenues under term contracts compared with 57% and 59% in the 2021 second quarter and first six months, respectively. During each of the 2022 and 2021 second quarters and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2022 second quarter and first six months compared to approximately 85% during both the 2021 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2022 compared to contracts renewed during the corresponding quarter of 2021:

Three Months Ended
	March 31, 2022	June 30, 2022
Inland market:
Term increase	7% – 9%	14% – 16%
Spot increase	15% – 20%	15% – 18%
Coastal market (a):
Term increase	4% – 6%	10% – 12%
Spot increase	4% – 6%	10% – 12%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced. Contract pricing in the coastal marine market continued to be impacted by the oversupply of tank barges in the coastal industry in 2022 and 2021.

Effective January 1, 2022, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 5%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2022 second quarter and first six months increased 19% and 16%, respectively, compared to the 2021 second quarter and first six months. Costs of sales and operating expenses for the 2022 second quarter and first six months increased 28% and 24%, respectively, compared with the 2021 second quarter and first six months. The increases during the 2022 second quarter and first six months primarily reflect improved business activity levels and increased fuel costs as well as incremental costs associated with the COVID-19 Omicron variant during the first quarter.

The inland marine transportation fleet operated an average of 270 towboats during the 2022 second quarter, of which an average of 59 were chartered, compared to 260 during the 2021 second quarter, of which an average of 42 were chartered. The increase was primarily due to increasing business activity levels during the 2022 second quarter. Generally, variability in demand or anticipated demand, as tank barges are added or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2022 second quarter, the inland operations consumed 12.6 million gallons of diesel fuel compared to 11.8 million gallons consumed during the 2021 second quarter. The average price per gallon of diesel fuel consumed during the 2022 second quarter was $3.98 per gallon compared with $2.06 per gallon for the 2021 second quarter. During the 2022 first six months, the inland operations consumed 24.2 million gallons of diesel fuel compared to 22.6 million gallons consumed during the 2021 first six months. The average price per gallon of diesel fuel consumed during the 2022 first six months was $3.27 per gallon compared with $1.86 per gallon for the 2021 first six months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 90 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2022 second quarter were flat compared to the 2021 second quarter and increased 3% for the 2022 first six months compared to the 2021 first six months. The increase for the 2022 first six months was primarily due to increased incentive compensation accruals and higher business activity levels. Business activity levels in the 2021 first six months were impacted by COVID-19 and the resulting economic slowdown as well as Winter Storm Uri during the 2021 first quarter.

Depreciation and amortization for the both the 2022 second quarter and first six months decreased 7% compared to the 2021 second quarter and first six months, primarily reflecting retirements, sales, and impairment of marine equipment during 2021 and 2022.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2022 second quarter and first six months increased 67% and 134%, respectively, compared with the 2021 second quarter and first six months. The 2022 second quarter operating margin was 7.6% compared with 5.6% for the 2021 second quarter. The 2022 first six months operating margin was 6.3% compared with 3.2% for the 2021 first six months. The increases in operating income and operating margin were primarily due to increased barge utilization and higher term and spot contract pricing in the inland and coastal markets, each as a result of improving business activity levels, partially offset by increasing fuel prices as well as the impacts of the COVID-19 Omicron variant during the 2022 first quarter. The 2021 first six months activity levels were also impacted by Winter Storm Uri.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Distribution and services revenues	$292,309	$226,737	29%	$547,555	$422,636	30%

Costs and expenses:
Costs of sales and operating expenses	229,196	180,096	27	425,715	329,223	29
Selling, general and administrative	40,653	32,987	23	82,575	69,475	19
Taxes, other than on income	1,590	1,658	(4)	3,318	3,150	5
Depreciation and amortization	4,133	5,840	(29)	8,239	11,721	(30)
	275,572	220,581	25	519,847	413,569	26
Operating income	$16,737	$6,156	172%	$27,708	$9,067	206%
Operating margins	5.7%	2.7%		5.1%	2.1%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2022 Second Quarter Revenue Distribution	2022 Six Months Revenue Distribution	Customers
Commercial and Industrial	55%	56%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	45%	44%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2022 second quarter and first six months increased 29% and 30%, respectively, compared to the 2021 second quarter and first six months. In the commercial and industrial market, the increase for the 2022 second quarter and first six months was primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2022 second quarter and first six months results. These increases were partially offset by continuing supply chain constraints and delays. The 2021 first six months was impacted by Winter Storm Uri which caused reduced activity, especially in the Southern United States, in the commercial and industrial market. For the 2022 second quarter and first six months, the commercial and industrial market contributed 55% and 56%, respectively, of KDS revenues.

In the oil and gas market, revenues improved compared to the 2021 second quarter and first six months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2022 second quarter and first six months, the oil and gas market contributed 45% and 44%, respectively, of KDS revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2022 second quarter and first six months increased 25% and 26%, respectively, compared with the 2021 second quarter and first six months. Costs of sales and operating expenses for the 2022 second quarter and first six months increased 27% and 29%, respectively, compared with the 2021 second quarter and first six months, reflecting higher demand in the marine and on-highway businesses in commercial and industrial markets as well as increased demand in the oil and gas market as a result of higher oilfield activity levels.

Selling, general and administrative expenses for the 2022 second quarter and first six months increased 23% and 19%, respectively, compared to the 2021 second quarter and first six months, primarily due to salaries and costs related to the acquisition of assets of an energy storage systems manufacturer in the 2021 fourth quarter, annual salary raises, severance expense, and higher warranty accruals associated with increased activity levels.

Depreciation and amortization for the 2022 second quarter and first six months decreased 29% and 30%, respectively, compared to the 2021 second quarter and first six months, primarily due to sales of property and equipment and reduced capital spending during 2021.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2022 second quarter and first six months increased 172% and 206%, respectively, compared with the 2021 second quarter and first six months. The 2022 second quarter operating margin was 5.7% compared with 2.7% for the 2021 second quarter. The 2022 first six months operating margin was 5.1% compared to 2.1% for the 2021 first six months. The results reflect increased business levels in both the commercial and industrial and oil and gas markets.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $2.7 million for the 2022 second quarter and $2.1 million for the 2021 second quarter. The Company reported a net gain on disposition of assets of $7.6 million for the 2022 first six months and $4.3 million for the 2021 first six months. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Other income	$3,740	$2,523	48%	$8,048	$6,314	27%
Noncontrolling interests	$(149)	$(162)	(8)%	$(301)	$(417)	(28)%
Interest expense	$(10,640)	$(10,706)	(1)%	$(20,843)	$(21,672)	(4)%

Other Income

Other income for the 2022 and 2021 second quarters include income of $3.5 million and $2.3 million, respectively, and the 2022 and 2021 first six months include income of $6.9 million and $4.3 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2022 first six months also reflects lower interest income related to the Company's federal income tax refunds as compared to the 2021 first six months.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average debt	$1,149,355	$1,330,618	$1,163,759	$1,373,873
Average interest rate	3.7%	3.2%	3.6%	3.1%

Interest expense for the 2022 second quarter and first six months decreased 1% and 4%, respectively, compared with the 2021 second quarter and first six months, primarily due to lower average debt outstanding as a result of debt repayments during 2021 and 2022, partially offset by a higher average interest rate. There was no capitalized interest excluded from interest expense during the 2022 or 2021 first six months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2022	December 31, 2021	% Change
Assets:
Current assets	$1,052,255	$1,003,865	5%
Property and equipment, net	3,652,652	3,678,515	(1)
Operating lease right-of-use assets	159,968	167,730	(5)
Goodwill	438,748	438,748	—
Other intangibles, net	55,770	60,070	(7)
Other assets	45,763	50,135	(9)
	$5,405,156	$5,399,063	—%

Liabilities and stockholders’ equity:
Current liabilities	$541,372	$543,772	—%
Long-term debt, net – less current portion	1,131,849	1,161,433	(3)
Deferred income taxes	590,876	574,152	3
Operating lease liabilities – less current portion	150,355	159,672	(6)
Other long-term liabilities	60,960	71,252	(14)
Total equity	2,929,744	2,888,782	1
	$5,405,156	$5,399,063	—%

Current assets as of June 30, 2022 increased 5% compared with December 31, 2021. Trade accounts receivable increased 7%, primarily due to increased business activity levels in KMT. Other accounts receivable decreased 15%, primarily due to recoveries on the settlement of insurance claims. Inventories increased by 12% due to higher activity and the impact of supply chain delays in KDS resulting in buildup for projects that will be delivered later in 2022 and into 2023. Prepaid expenses and other current assets increased 21% primarily due to the increase in the price of diesel fuel purchased in June 2022.

Property and equipment, net of accumulated depreciation, at June 30, 2022 decreased 1% compared with December 31, 2021. The decrease reflected $96.3 million of depreciation expense and $16.1 million of property disposals, partially offset by $82.7 million of capital additions (including an increase in accrued capital expenditures of $3.7 million) and an acquisition for $3.9 million during the 2022 first six months, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of June 30, 2022 decreased 5% compared to December 31, 2021, primarily due to lease amortization expense, partially offset by new leases acquired during the 2022 first six months.

Other intangibles, net, as of June 30, 2022 decreased 7% compared with December 31, 2021, primarily due to amortization during the 2022 first six months.

Other assets as of June 30, 2022 decreased 9% compared with December 31, 2021, primarily due to amortization of drydock expenditures, partially offset by additional deferred major maintenance drydock expenditures incurred during the 2022 first six months.

Current liabilities as of June 30, 2022 was flat compared with December 31, 2021. Accrued liabilities decreased 16% primarily due to the payment of employee incentive compensation bonuses as well as the settlement of insurance claims, offset by an increase in accounts payable of 18%, primarily due to increased activity levels in KMT and KDS.

Long-term debt, net – less current portion, as of June 30, 2022 decreased 3% compared with December 31, 2021, primarily reflecting repayments of $30.0 million under the 2024 Term Loan.

Deferred income taxes as of June 30, 2022 increased 3% compared with December 31, 2021, primarily reflecting the deferred tax provision of $15.3 million.

Operating lease liabilities – less current portion, as of June 30, 2022 decreased 6% compared to December 31, 2021, primarily due to lease payments made, partially offset by new leases acquired and liability accretion during the 2022 first six months.

Other long-term liabilities as of June 30, 2022 decreased 14% compared with December 31, 2021, primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of June 30, 2022 increased 1% compared with December 31, 2021. The increase was primarily due to the net earnings attributable to Kirby of $45.9 million, amortization of share-based compensation of $8.6 million, and stock option exercises of $3.9 million, partially offset by treasury stock purchases of $18.1 million and tax withholdings of $3.2 million on restricted stock and RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2022	December 31, 2021
Long-term debt, including current portion:
Revolving Credit Facility due March 27, 2024 (a)	$—	$—
Term Loan due March 27, 2024 (a)	285,000	315,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2024	—	—
Bank notes payable	4,206	1,934
	1,139,206	1,166,934
Unamortized debt discounts and issuance costs (b)	(3,151)	(3,567)
	$1,136,055	$1,163,367
(a)
Variable interest rate of 3.0% and 1.5% at June 30, 2022 and December 31, 2021, respectively.
(b)
Excludes $1.1 million and $1.4 million attributable to the 2024 Revolving Credit Facility included in other assets at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Company had in place the 2024 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that allowed for the $850 million unsecured 2024 Revolving Credit Facility and the 2024 Term Loan with a maturity date of March 27, 2024. The 2024 Term Loan was prepayable, in whole or in part, without penalty. During the six months ended June 30, 2022, the Company repaid $30.0 million under the 2024 Term Loan. Outstanding letters of credit under the 2024 Revolving Credit Facility were $5.1 million and available borrowing capacity was $844.9 million as of June 30, 2022. Outstanding letters of credit under the $10 million credit line were $1.3 million and available borrowing capacity was $8.7 million as of June 30, 2022.

On July 29, 2022, the 2024 Credit Agreement was replaced with the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for the $500 million 2027 Revolving Credit Facility and the 2027 Term Loan with a maturity date of July 29, 2027. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. The 2027 Term Loan is repayable in quarterly installments, scheduled to commence December 31, 2022, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of 2033 Notes with a group of institutional investors, consisting of $60 million of 3.46% Series A Notes and $240 million of 3.51% Series B Notes, each due January 19, 2033. The Series A Notes are scheduled to be issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $0.5 million. The 2023 Notes are excluded from short term liabilities because the Company intends to use a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility to repay the 2023 Notes upon maturity.

As of June 30, 2022, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, in the financial statements as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2022 first six months with net cash provided by operating activities of $95.6 million compared with $197.8 million for the 2021 first six months, a 52% decrease. The decrease was primarily due to a tax refund of $119.5 million, including accrued interest, for the Company’s 2019 federal tax return which was received in the 2021 first quarter. In addition, increased revenues and operating income in KMT and KDS during the 2022 first six months were offset by increased inventory purchases from higher activity levels and increased employee incentive compensation bonuses paid during the 2022 first six months. Increases in KMT revenues and operating income were driven by increased barge utilization and higher term and spot contract pricing in the inland and coastal markets during the 2022 first six months. The 2021 first six months KMT revenues and operating income were also negatively impacted by the impacts of Winter Storm Uri in February 2021. During the 2022 and 2021 second quarters and first six months, the Company generated cash of $23.3 million and $16.7 million, respectively, from proceeds from the disposition of assets, and $3.9 million and $0.5 million, respectively, from proceeds from the exercise of stock options.

For the 2022 first six months, cash generated was used for capital expenditures of $79.1 million, including $4.5 million for inland towboat construction and $74.6 million primarily for upgrading existing marine equipment and KMT and KDS facilities.

Treasury Stock Purchases

During the 2022 first six months, the Company purchased 0.3 million shares of its common stock for $18.1 million, at an average price of $58.33 per share. During August 2022, the Company has purchased an additional 0.1 million shares of its common stock for $4.6 million, at an average price of $63.33 per share. As of August 5, 2022, the Company had approximately 1.0 million shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s then current revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 5, 2022 the Company also had cash equivalents of $18.0 million, availability of $459.9 million under its 2027 Revolving Credit Facility, and $8.7 million available under its credit line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its 2027 Credit Agreement.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock repurchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities, and available financing arrangements.

The 2027 Revolving Credit Facility's commitment is in the amount of $500 million and matures July 29, 2027. The 2023 Notes do not mature until February 27, 2023 and require no prepayments. The Company intends to use a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility to repay the 2023 Notes upon maturity. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2027 Term Loan in the amount of $250 million is subject to quarterly installments, beginning December 31, 2022, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20.2 million at June 30, 2022, including $12.1 million in letters of credit and $8.1 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s current bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, while the previous bank credit facilities also included Europe. A 1% increase in variable interest rates would impact the 2022 interest expense by $3.2 million based on balances outstanding at December 31, 2021, and would change the fair value of the Company’s debt by approximately 3%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2022, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 — April 30, 2022	—	$—	—	—
May 1 — May 31, 2022	—	$—	—	—
June 1 — June 30, 2022	310,047	$58.33	—	—
Total	310,047	$58.33	—	—

Purchases of the Company's common stock in June 2022 were made in the open market pursuant to a discretionary authorization by the Board of Directors.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1	–

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

Change of Control Agreement by and between Kirby Corporation and David W. Grzebinski dated May 16, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2022).

10.2†	–

Change of Control Agreement by and between Kirby Corporation and Raj Kumar dated May 16, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2022).

10.3†	–

Change of Control Agreement by and between Kirby Corporation and Christian G. O'Neil dated May 16, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2022).

10.4†	–

Change of Control Agreement by and between Kirby Corporation and Amy D. Husted dated May 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2022).

10.5†	–

Letter Agreement dated June 5, 2022 between the Company and Joseph H. Reniers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on June 9, 2022).

10.6†	–

Enhanced Transition Assistance Agreement dated June 5, 2022 between the Company and Joseph H. Reniers (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the Commission on June 9, 2022).

10.7	–

Credit Agreement dated July 29, 2022 among Kirby Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2022).

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

Dated: August 8, 2022