Form 10-Q
period 2022-09-30
KIRBY CORP
filed 2022-11-04
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, 59.9 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,991	$34,813
Accounts receivable:
Trade – less allowance for doubtful accounts	482,744	417,958
Other	133,278	149,964
Inventories – net	392,470	331,350
Prepaid expenses and other current assets	80,899	69,780
Total current assets	1,126,382	1,003,865

Property and equipment	5,434,740	5,392,851
Accumulated depreciation	(1,794,050)	(1,714,336)
Property and equipment – net	3,640,690	3,678,515

Operating lease right-of-use assets	153,723	167,730
Goodwill	438,748	438,748
Other intangibles, net	53,615	60,070
Other assets	43,140	50,135
Total assets	$5,456,298	$5,399,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$3,599	$1,934
Accounts payable	241,623	199,088
Accrued liabilities	209,724	236,078
Current portion of operating lease liabilities	33,495	33,902
Deferred revenues	82,120	72,770
Total current liabilities	570,561	543,772

Long-term debt, net – less current portion	1,114,860	1,161,433
Deferred income taxes	604,596	574,152
Operating lease liabilities – less current portion	144,201	159,672
Other long-term liabilities	46,717	71,252
Total long-term liabilities	1,910,374	1,966,509

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	857,674	854,512
Accumulated other comprehensive income – net	(13,455)	(25,966)
Retained earnings	2,431,421	2,346,439
Treasury stock – at cost, 5.6 million shares at September 30, 2022 and 5.4 million at December 31, 2021	(309,130)	(295,208)
Total Kirby stockholders’ equity	2,973,057	2,886,324
Noncontrolling interests	2,306	2,458
Total equity	2,975,363	2,888,782
Total liabilities and equity	$5,456,298	$5,399,063

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$433,040	$338,514	$1,194,231	$972,352
Distribution and services	312,803	260,406	860,358	683,042
Total revenues	745,843	598,920	2,054,589	1,655,394

Costs and expenses:
Costs of sales and operating expenses	552,392	446,519	1,526,872	1,219,038
Selling, general and administrative	75,381	66,065	221,721	198,434
Taxes, other than on income	9,121	9,917	28,332	28,541
Depreciation and amortization	50,419	53,462	150,498	163,484
Impairments	—	340,713	—	340,713
Gain on disposition of assets	(377)	(830)	(7,971)	(5,082)
Total costs and expenses	686,936	915,846	1,919,452	1,945,128

Operating income (loss)	58,907	(316,926)	135,137	(289,734)
Other income	3,805	1,832	11,853	8,146
Interest expense	(11,755)	(10,500)	(32,598)	(32,172)

Earnings (loss) before taxes on income	50,957	(325,594)	114,392	(313,760)
(Provision) benefit for taxes on income	(11,713)	60,442	(28,956)	55,840

Net earnings (loss)	39,244	(265,152)	85,436	(257,920)
Net (earnings) loss attributable to noncontrolling interests	(153)	422	(454)	5

Net earnings (loss) attributable to Kirby	$39,091	$(264,730)	$84,982	$(257,915)

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.65	$(4.41)	$1.41	$(4.30)
Diluted	$0.65	$(4.41)	$1.41	$(4.30)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net earnings (loss)	$39,244	$(265,152)	$85,436	$(257,920)

Other comprehensive income, net of taxes:
Pension and postretirement benefits	9,110	3,142	13,254	7,494
Foreign currency translation adjustments	(608)	(122)	(743)	(705)
Total other comprehensive income, net of taxes	8,502	3,020	12,511	6,789

Total comprehensive income (loss), net of taxes	47,746	(262,132)	97,947	(251,131)
Net (earnings) loss attributable to noncontrolling interests	(153)	422	(454)	5

Comprehensive income (loss) attributable to Kirby	$47,593	$(261,710)	$97,493	$(251,126)

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$85,436	$(257,920)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	150,498	163,484
Provision (benefit) for deferred income taxes	25,986	(56,448)
Impairments	—	340,713
Amortization of share-based compensation	11,448	12,793
Amortization of major maintenance costs	21,677	26,189
Other	(7,608)	(6,290)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(126,252)	57,841
Net cash provided by operating activities	161,185	280,362

Cash flows from investing activities:
Capital expenditures	(120,263)	(71,968)
Acquisitions of businesses and marine equipment	(3,900)	(7,470)
Proceeds from disposition of assets	32,904	39,163
Net cash used in investing activities	(91,259)	(40,275)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	21,664	(248,057)
Borrowings on long-term debt	250,000	—
Payments on long-term debt	(315,000)	(15,000)
Payment of debt issuance costs	(1,538)	—
Proceeds from exercise of stock options	3,885	629
Payments related to tax withholding for share-based compensation	(3,193)	(2,856)
Treasury stock purchases	(22,901)	—
Return of investment to noncontrolling interest and other	(665)	(764)
Net cash used in financing activities	(67,748)	(266,048)
Increase (decrease) in cash and cash equivalents	2,178	(25,961)

Cash and cash equivalents, beginning of year	34,813	80,338
Cash and cash equivalents, end of period	$36,991	$54,377

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$39,754	$39,134
Income taxes paid (refunded), net	$2,097	$(116,010)
Operating cash outflow from operating leases	$33,412	$33,575
Non-cash investing activity:
Capital expenditures included in accounts payable	$(8,508)	$(13,549)
Right-of-use assets obtained in exchange for lease obligations	$14,329	$18,117

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2022	65,472	$6,547	$854,781	$(21,957)	$2,392,330	(5,501)	$(304,314)	$2,357	$2,929,744
Stock option exercises	—	—	—	—	—	—	—	—	—
Issuance of stock for equity awards, net of forfeitures	—	—	—	—	—	—	—	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	—	—	—
Amortization of unearned share-based compensation	—	—	2,893	—	—	—	—	—	2,893
Treasury stock purchases	—	—	—	—	—	(76)	(4,816)	—	(4,816)
Total comprehensive income, net of taxes	—	—	—	8,502	39,091	—	—	153	47,746
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Balance at September 30, 2022	65,472	$6,547	$857,674	$(13,455)	$2,431,421	(5,577)	$(309,130)	$2,306	$2,975,363

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2021	65,472	$6,547	$848,081	$(57,683)	$2,600,208	(5,366)	$(295,463)	$3,639	$3,105,329
Stock option exercises	—	—	(9)	—	—	2	133	$—	124
Issuance of stock for equity awards, net of forfeitures	—	—	(130)	—	—	3	130	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(3)	—	(3)
Amortization of unearned share-based compensation	—	—	3,645	—	—	—	—	—	3,645
Total comprehensive loss, net of taxes	—	—	—	3,020	(264,730)	—	—	(422)	(262,132)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(739)	(739)
Balance at September 30, 2021	65,472	$6,547	$851,587	$(54,663)	$2,335,478	(5,361)	$(295,203)	$2,478	$2,846,224

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	691	—	—	58	3,194	—	3,885
Issuance of stock for equity awards, net of forfeitures	—	—	(8,977)	—	—	162	8,977	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(50)	(3,192)	—	(3,192)
Amortization of share-based compensation	—	—	11,448	—	—	—	—	—	11,448
Treasury stock purchases	—	—	—	—	—	(386)	(22,901)	—	(22,901)
Total comprehensive income, net of taxes	—	—	—	12,511	84,982	—	—	454	97,947
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(606)	(606)
Balance at September 30, 2022	65,472	$6,547	$857,674	$(13,455)	$2,431,421	(5,577)	$(309,130)	$2,306	$2,975,363

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	21	—	—	12	608	—	629
Issuance of stock for equity awards, net of forfeitures	—	—	(6,206)	—	—	113	6,206	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(52)	(2,856)	—	(2,856)
Amortization of share-based compensation	—	—	12,793	—	—	—	—	—	12,793
Total comprehensive loss, net of taxes	—	—	—	6,789	(257,915)	—	—	(5)	(251,131)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(764)	(764)
Balance at September 30, 2021	65,472	$6,547	$851,587	$(54,663)	$2,335,478	(5,361)	$(295,203)	$2,478	$2,846,224

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marine transportation segment:
Inland transportation	$345,052	$255,791	$939,910	$733,830
Coastal transportation	87,988	82,723	254,321	238,522
	$433,040	$338,514	$1,194,231	$972,352
Distribution and services segment:
Commercial and industrial	$165,361	$153,056	$474,515	$426,930
Oil and gas	147,442	107,350	385,843	256,112
	$312,803	$260,406	$860,358	$683,042

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the nine months ended September 30, 2022 and 2021 that were included in the opening contract liability balances were $54.6 million and $40.3 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at September 30, 2022 or December 31, 2021. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $8.0 million and $21.9 million for the three months and nine months ended September 30, 2022, respectively, and $5.4 million and $17.6 million for the three months and nine months ended September 30, 2021, respectively, as well as the related intersegment profit of $0.8 million and $2.2 million for the three months and nine months ended September 30, 2022 and $0.5 million and $1.8 million for the three months and nine months ended September 30, 2021, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Marine transportation	$433,040	$338,514	$1,194,231	$972,352
Distribution and services	312,803	260,406	860,358	683,042
	$745,843	$598,920	$2,054,589	$1,655,394
Segment profit:
Marine transportation	$41,713	$16,915	$89,465	$37,333
Distribution and services	22,268	11,039	49,976	20,106
Other	(13,024)	(353,548)	(25,049)	(371,199)
	$50,957	$(325,594)	$114,392	$(313,760)

	September 30, 2022	December 31, 2021
Total assets:
Marine transportation	$4,279,784	$4,319,080
Distribution and services	992,136	892,603
Other	184,378	187,380
	$5,456,298	$5,399,063

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General corporate expenses	$(5,451)	$(4,997)	$(12,275)	$(11,542)
Gain on disposition of assets	377	830	7,971	5,082
Impairments	—	(340,713)	—	(340,713)
Interest expense	(11,755)	(10,500)	(32,598)	(32,172)
Other income	3,805	1,832	11,853	8,146
	$(13,024)	$(353,548)	$(25,049)	$(371,199)

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2022	December 31, 2021
General corporate assets	$182,443	$185,246
Investment in affiliates	1,935	2,134
	$184,378	$187,380

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$20,000	$20,000	$—	$—
Term Loan due July 29, 2027 (a)	250,000	250,000	—	—
Term Loan due March 27, 2024 (b)	—	—	315,000	315,000
3.29% senior notes due February 27, 2023	350,000	348,431	350,000	358,390
4.2% senior notes due March 1, 2028	500,000	470,370	500,000	549,239
Credit line due June 30, 2024	—	—	—	—
Bank notes payable	3,599	3,599	1,934	1,934
	1,123,599	1,092,400	1,166,934	1,224,563
Unamortized debt discounts and issuance costs (c)	(5,140)	—	(3,567)	—
	$1,118,459	$1,092,400	$1,163,367	$1,224,563
(a)
Variable interest rate of 4.5% at September 30, 2022.
(b)
Variable interest rate of 1.5% at December 31, 2021.
(c)
Excludes $1.4 million attributable to the 2024 Revolving Credit Facility included in other assets at December 31, 2021.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Borrowings on bank credit facilities	$171,884	$4,795
Payments on bank credit facilities	(150,220)	(252,852)
	$21,664	$(248,057)

At the beginning of the third quarter of 2022, the Company had an amended and restated credit agreement (the “2024 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that allowed for an $850 million unsecured revolving credit facility (the “2024 Revolving Credit Facility”) and an unsecured term loan (the “2024 Term Loan”) with a maturity date of March 27, 2024. The 2024 Term Loan was prepayable, in whole or in part, without penalty.

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In October 2022, the Company repaid $20.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until September 30, 2023. The 2027 Term Loan quarterly installments are excluded from short term liabilities because the Company has the ability and intent to refinance these quarterly installments under the 2027 Revolving Credit Facility. Outstanding letters of credit under the 2027 Revolving Credit Facility were $5.1 million and available borrowing capacity was $474.9 million as of September 30, 2022. Outstanding letters of credit under the $10 million credit line were $1.4 million and available borrowing capacity was $8.6 million as of September 30, 2022.

The 2027 Term Loan is repayable in quarterly installments, scheduled to commence September 30, 2023, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Credit Agreement provides for a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate calculated with reference to the prime rate quoted by The Wall Street Journal, the Federal Reserve Bank of New York Rate plus 0.5%, or the adjusted SOFR rate for a one month interest period plus 1.0%, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company's credit rating and is currently 137.5 basis points over SOFR or 37.5 basis points over the Alternate Base Rate. The 2027 Credit Agreement contains certain financial covenants including an interest coverage ratio and debt-to-capitalization ratio. In addition to financial covenants, the 2027 Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, and changes in lines of business. The 2027 Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the 2027 Credit Agreement may be used for general corporate purposes including acquisitions. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of unsecured senior notes with a group of institutional investors, consisting of $60 million of 3.46% series A notes (“Series A Notes”) and $240 million of 3.51% series B notes (“Series B Notes”), each due January 19, 2033 (collectively, the “2033 Notes”). The Series A Notes were issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be $0.5 million. The 2033 Notes will be unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 3.29% unsecured senior notes due February 27, 2023 (the “2023 Notes”) are excluded from short term liabilities because the Company intends to use a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility to repay the 2023 Notes upon maturity.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2022	December 31, 2021
2022	$13,751	$41,685
2023	38,170	35,833
2024	31,067	28,837
2025	25,941	23,794
2026	19,963	18,361
Thereafter	91,784	91,237
Total lease payments	220,676	239,747
Less: imputed interest	(42,980)	(46,173)
Operating lease liabilities	$177,696	$193,574

The following table summarizes lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$10,058	$10,361	$31,512	$31,433
Variable lease cost	462	467	1,327	1,382
Short-term lease cost	7,567	3,534	18,296	10,602
Sublease income	(69)	(217)	(206)	(797)
	$18,018	$14,145	$50,929	$42,620

The following table summarizes other supplemental information about the Company’s operating leases:

	September 30, 2022	December 31, 2021
Weighted average discount rate	3.9%	3.8%
Weighted average remaining lease term	9 years	9 years

(7) Impairments

During the third quarter of 2021, the Company decided to exit the Hawaii market, selling marine transportation equipment including four coastal tank barges, seven coastal tugboats, and certain other assets for aggregate cash proceeds of $17.2 million. In addition, as of September 30, 2021, the Company retired and classified as held for sale, an additional 12 coastal tank barges and four coastal tugboats which were underutilized. The sales and retirements of coastal marine transportation equipment resulted in an aggregate non‑cash impairment charge of $97.5 million to reduce the carrying value of these assets to their estimated sales prices, net of costs to sell.

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

In performing the impairment test of certain long-lived assets within the marine transportation segment, the Company determined that the carrying value of certain long-lived assets, including certain coastal marine transportation equipment and operating lease right-of-use assets, were no longer recoverable, resulting in a non-cash impairment charge of $24.2 million during the three months ended September 30, 2021 to reduce such long-lived assets to fair value.

Based upon the results of the goodwill impairment test, the Company concluded that the carrying value of one reporting unit in the marine transportation segment exceeded its estimated fair value. The carrying value of the reporting unit, including goodwill, and after recording impairments of long-lived assets identified above, exceeded its estimated fair value, resulting in a non-cash goodwill impairment charge of $219.1 million for the three months ended September 30, 2021.

(8) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation cost	$2,893	$3,645	$11,448	$12,793
Income tax benefit	$581	$1,068	$2,881	$3,660

During the nine months ended September 30, 2022, the Company granted 208,706 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan which vest ratably over five years and 27,696 shares of restricted stock to nonemployee directors of the Company under the director stock plan, the majority of which vest six months after the date of grant.

(9) Taxes on Income

At September 30, 2022 and December 31, 2021, the Company had a federal income tax receivable of $70.5 million and $71.0 million, respectively, included in Accounts Receivable – Other on the balance sheets. During the three months ended March 31, 2021, the Company received a tax refund of $119.5 million, including accrued interest, for its 2019 federal tax return related to net operating losses being carried back to offset taxable income generated between 2014 and 2017.

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) before taxes on income:
United States	$50,906	$(325,369)	$114,167	$(313,177)
Foreign	51	(225)	225	(583)
	$50,957	$(325,594)	$114,392	$(313,760)
Provision (benefit) for taxes on income:
Federal:
Current	$(6)	$(446)	$513	$(446)
Deferred	10,043	(55,772)	23,764	(52,968)
State and local:
Current	1,015	832	2,313	1,047
Deferred	608	(5,056)	2,222	(3,480)
Foreign - current	53	—	144	7
	$11,713	$(60,442)	$28,956	$(55,840)

(10) Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings (loss) attributable to Kirby	$39,091	$(264,730)	$84,982	$(257,915)
Undistributed earnings allocated to restricted shares	(18)	—	(27)	—
Earnings (loss) available to Kirby common stockholders – basic	39,073	(264,730)	84,955	(257,915)
Undistributed earnings allocated to restricted shares	18	—	27	—
Undistributed earnings reallocated to restricted shares	(18)	—	(27)	—
Earnings (loss) available to Kirby common stockholders – diluted	$39,073	$(264,730)	$84,955	$(257,915)

Shares outstanding:
Weighted average common stock issued and outstanding	59,923	60,109	60,107	60,095
Weighted average unvested restricted stock	(27)	(47)	(19)	(51)
Weighted average common stock outstanding – basic	59,896	60,062	60,088	60,044
Dilutive effect of stock options and restricted stock units	286	—	281	—
Weighted average common stock outstanding – diluted	60,182	60,062	60,369	60,044

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$0.65	$(4.41)	$1.41	$(4.30)
Diluted	$0.65	$(4.41)	$1.41	$(4.30)

Certain outstanding options to purchase approximately 0.4 million and 0.6 million shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2022 and 2021, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 11,000 and 565,000 shares of common stock were also excluded in the computation of diluted earnings per share as of September 30, 2022 and 2021, respectively, as such RSUs would have been antidilutive.

(11) Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$306,394	$260,707
Work in process	86,076	70,643
	$392,470	$331,350

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made a contribution of $0.7 million to the Higman pension plan during the nine months ended September 30, 2022 and a contribution of $0.2 million during October 2022. The Company does not expect to make any additional contributions for the remainder of 2022.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$1,634	$1,991	$—	$—
Interest cost	3,694	3,560	7	8
Expected return on plan assets	(7,099)	(6,566)	—	—
Amortization of actuarial loss	6	1,412	7	10
Net periodic benefit cost	$(1,765)	$397	$14	$18

	Pension Benefits
	Pension Plans		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$4,903	$5,971	$—	$—
Interest cost	11,056	10,679	22	23
Expected return on plan assets	(21,395)	(19,699)	—	—
Amortization of actuarial loss	248	3,300	22	30
Net periodic benefit cost	$(5,188)	$251	$44	$53

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Interest cost	$5	$5	$13	$13
Amortization of actuarial gain	(98)	(113)	(295)	(338)
Net periodic benefit cost	$(93)	$(108)	$(282)	$(325)

(13) Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three Months Ended September 30,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial (gain) loss	$(85)	$21	$(64)	$1,309	$(329)	$980
Actuarial gains	12,265	(3,091)	9,174	2,891	(729)	2,162
Foreign currency translation	(608)	—	(608)	(122)	—	(122)
Total	$11,572	$(3,070)	$8,502	$4,078	$(1,058)	$3,020

	Nine Months Ended September 30,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial (gain) loss	$(25)	$4	$(21)	$2,992	$(753)	$2,239
Actuarial gains	17,737	(4,462)	13,275	7,019	(1,764)	5,255
Foreign currency translation	(743)	—	(743)	(705)	—	(705)
Total	$16,969	$(4,458)	$12,511	$9,306	$(2,517)	$6,789

(a) Actuarial gains are amortized into other income (expense). (See Note 12, Retirement Plans)

(14) Contingencies and Commitments

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”) owned and operated by Kirby Offshore Marine, LLC, a wholly owned subsidiary of the Company, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The United States Coast Guard and the National Transportation Safety Board designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action in the British Columbia Supreme Court against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On May 1, 2019, the Company filed a limitation action in the Federal Court of Canada seeking limitation of liability relating to the incident as provided under admiralty law. The Heiltsuk First Nation’s civil claim has been consolidated into the Federal Court limitation action as of July 26, 2019 and it is expected that the Federal Court of Canada will decide all claims against the Company. The Company is unable to estimate the potential exposure in the civil proceeding. The Company has various insurance policies covering liabilities including pollution, property, marine and general liability and believes that it has satisfactory insurance coverage for the cost of cleanup and salvage operations as well as other potential liabilities arising from the incident. The Company believes its accrual of such estimated liability is adequate for the incident and does not expect the incident to have a material adverse effect on its business or financial condition.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20.1 million at September 30, 2022, including $12.1 million in letters of credit and $8.0 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$745,843	$598,920	$2,054,589	$1,655,394
Net earnings (loss) attributable to Kirby	$39,091	$(264,730)	$84,982	$(257,915)
Net earnings (loss) per share attributable to Kirby common stockholders – diluted	$0.65	$(4.41)	$1.41	$(4.30)
Net cash provided by operating activities			$161,185	$280,362
Capital expenditures			$120,263	$71,968

The 2022 second quarter included $1.5 million before taxes, $1.3 million after taxes, or $0.02 per share of severance expense. The 2021 third quarter included $340.7 million before taxes, $275.1 million after taxes, or $4.58 per share, non-cash charges related to impairment of long-lived assets related to coastal marine transportation equipment and impairment of goodwill in the marine transportation segment. See Note 7, Impairments in the financial statements for additional information.

Cash provided by operating activities for the 2022 first nine months decreased in comparison to the 2021 first nine months primarily due to the receipt of a tax refund of $119.5 million, including accrued interest, for the Company’s 2019 federal tax return during the 2021 first quarter. For the 2022 first nine months, capital expenditures of $120.3 million included $102.8 million in KMT and $17.5 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

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

The Company’s debt-to-capitalization ratio decreased to 27.3% at September 30, 2022 from 28.7% at December 31, 2021, primarily due to repayments under the 2024 Term Loan in the first nine months of 2022, and an increase in total equity, primarily due to the net earnings attributable to Kirby of $85.0 million, partially offset by treasury stock purchases of $22.9 million. The Company’s debt outstanding as of September 30, 2022 and December 31, 2021 is detailed in Long-Term Financing below.

Marine Transportation

For both the 2022 third quarter and first nine months, KMT generated 58% of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	September 30,
	2022	2021
Inland tank barges:
Owned	997	993
Leased	38	43
Total	1,035	1,036
Barrel capacity (in millions)	23.0	23.2

Active inland towboats (quarter average):
Owned	215	213
Chartered	59	30
Total	274	243

Coastal tank barges:
Owned	28	30
Leased	1	5
Total	29	35
Barrel capacity (in millions)	3.0	3.4

Coastal tugboats:
Owned	24	26
Chartered	3	9
Total	27	35

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

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

During the 2022 first nine months, the Company brought back into service 14 inland tank barges and returned four leased tank barges. The net result was an increase of ten inland tank barges and approximately 0.2 million barrels of capacity.

KMT revenues for the 2022 third quarter and first nine months increased 28% and 23%, respectively, and operating income increased 147% and 140%, respectively, compared to the 2021 third quarter and first nine months. The increases for the 2022 third quarter and first nine months were primarily due to increased tank barge utilization, higher term and spot pricing, and higher fuel rebills in the inland and coastal markets. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases of the virus among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. The 2021 first nine months was also heavily impacted by Winter Storm Uri which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 first nine months revenues and operating income were also impacted by Hurricane Ida in the 2021 third quarter which shuttered almost the entire Southeast Louisiana refinery and chemical complex and key waterways for an extended period of time. The 2022 and 2021 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River. For the 2022 third quarter and first nine months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of KMT revenues. For the 2021 third quarter and first nine months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the mid-80% range during the 2022 first quarter, the low 90% range during the 2022 second and third quarters compared to the mid-70% range during the 2021 first quarter, the low to mid-80% range during the 2021 second quarter, and the low 80% range during the 2021 third quarter. The 2022 first nine months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2021 first nine months was impacted by reduced demand resulting from the effects of the COVID-19 pandemic causing an economic slowdown as well as reduced volumes due to Winter Storm Uri during the 2021 first quarter and Hurricane Ida during the 2021 third quarter, partially offset by the Colonial Pipeline outage which increased barge transportation activity in the 2021 second quarter.

Coastal tank barge utilization levels averaged in the low 90% range during the 2022 first and second quarters and the low to mid-90% range during the 2022 third quarter compared to the mid-70% range during the 2021 first and third quarters and the low to mid-70% range during the 2021 second quarter. The increase in coastal tank barge utilization during 2022 was primarily due to the retirement of underutilized barges in the 2021 third quarter and some modest improvements in customer demand.

During both the 2022 third quarter and first nine months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. During both the 2021 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2022 third quarter and first nine months represented 56% and 57%, respectively, of the inland revenues under term contracts compared with 56% and 58% in the 2021 third quarter and first nine months, respectively. During the 2022 third quarter and first nine months, approximately 65% and 75%, respectively, of KMT coastal inland revenues were under term contracts and 35% and 25%, respectively, were spot contracts. During both the 2021 third quarter and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2022 third quarter and first nine months compared with approximately 85% during both the 2021 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2022 compared to contracts renewed during the corresponding quarter of 2021:

Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022
Inland market:
Term increase	7% – 9%	14% – 16%	13% – 15%
Spot increase	15% – 20%	15% – 18%	23% – 27%
Coastal market (a):
Term increase	4% – 6%	10% – 12%	19% – 21%
Spot increase	4% – 6%	10% – 12%	18% – 22%
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

KMT operating margin was 9.6% and 7.5% for the 2022 third quarter and first nine months, respectively, compared to 5.0% and 3.8% for the 2021 third quarter and first nine months, respectively.

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

For both the 2022 third quarter and first nine months, KDS generated 42% of the Company’s revenues, of which 83% and 80%, respectively, were generated from service and parts and 17% and 20%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2022 third quarter and first nine months increased 20% and 26%, respectively, and operating income increased 102% and 149%, respectively, compared with the 2021 third quarter and first nine months. In the commercial and industrial market, the increases for the 2022 third quarter and first nine months were primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2022 third quarter and first nine months results. These increases were partially offset by continuing supply chain constraints and delays. The 2021 first nine months was impacted by Winter Storm Uri which caused reduced activity, especially in the Southern United States, in the commercial and industrial market. For the 2022 third quarter and first nine months, the commercial and industrial market contributed 53% and 55%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income improved compared to the 2021 third quarter and first nine months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2022 third quarter and first nine months, the oil and gas market contributed 47% and 45%, respectively, of KDS revenues.

KDS operating margin was 7.1% and 5.8% for the 2022 third quarter and first nine months, respectively, compared to 4.2% and 2.9% for the 2021 third quarter and first nine months, respectively.

Outlook

Refinery and petrochemical utilization levels remain at high levels. This is favorable for the Company's barge utilization, which is strong in both inland and coastal markets, and pricing, which continues to increase. In KDS, despite ongoing supply chain constraints and delays, demand for the Company's products and services continues to grow. Overall, the Company expects both KMT and KDS to deliver improved financial results in 2022 and going into 2023. The Company continues to closely monitor the ever-changing economic landscape related to the impact of higher interest rates and possible recessionary headwinds as it moves into 2023.

In the inland marine transportation market, conditions are expected to continue to improve driven by increased barge utilization, improvements in the spot market, and renewals of expiring term contracts at higher rates. The impacts of rising costs from inflationary pressures, including significantly higher fuel prices, are expected to be recovered as term contracts renew and contract escalators reprice in the fourth quarter and into 2023. An increase in delay days due to normal seasonal conditions and the impact of record low water on the Mississippi River is expected in the fourth quarter. In coastal marine, modest improvements in demand and pricing are anticipated in the 2022 fourth quarter, but revenues and operating income are expected to be impacted by planned shipyard maintenance and ballast water treatment installations on certain vessels for the remainder of the year.

KDS results are largely influenced by the cycles of the oil and gas, marine, power generation, on-highway and other related industrial markets. In the oil and gas market, high commodity prices, increasing rig counts, and growing well completions activity are expected to result in increased demand for original equipment manufacturer products, parts, and services as well as for new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. In commercial and industrial, favorable economic activity is expected to result in increased demand in power generation, marine repair, and on-highway. However, ongoing supply chain issues and long lead times are expected in the near term, contributing to some volatility as deliveries of products possibly shift into future quarters.

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

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	%	2021	%	2022	%	2021	%
Marine transportation	$433,040	58%	$338,514	57%	$1,194,231	58%	$972,352	59%
Distribution and services	312,803	42	260,406	43	860,358	42	683,042	41
	$745,843	100%	$598,920	100%	$2,054,589	100%	$1,655,394	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Marine transportation revenues	$433,040	$338,514	28%	$1,194,231	$972,352	23%

Costs and expenses:
Costs of sales and operating expenses	306,817	237,233	29	855,519	681,317	26
Selling, general and administrative	32,794	29,464	11	93,424	88,314	6
Taxes, other than on income	7,346	8,422	(13)	23,156	23,828	(3)
Depreciation and amortization	44,370	46,480	(5)	132,667	141,560	(6)
	391,327	321,599	22	1,104,766	935,019	18
Operating income	$41,713	$16,915	147%	$89,465	$37,333	140%
Operating margins	9.6%	5.0%		7.5%	3.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2022 Third Quarter Revenue Distribution	2022 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	28%	28%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	19%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2022 third quarter and first nine months increased 28% and 23%, respectively, compared to the 2021 third quarter and first nine months revenues. The increase for the 2022 third quarter and first nine months was primarily due to increased tank barge utilization, higher term and spot pricing, and higher fuel rebills in the inland and coastal markets. The 2021 first nine months was also heavily impacted by Winter Storm Uri which shut down many Gulf Coast refineries and chemical plants for an extended period of time starting in mid-February. These emergency shutdowns resulted in significantly reduced liquids production and lower volumes for the Company’s inland marine transportation market during the 2021 first quarter. The 2021 first nine months revenues and operating income were also impacted by Hurricane Ida in the 2021 third quarter which shuttered almost the entire Southeast Louisiana refinery and chemical complex and key waterways for an extended period of time. The 2022 and 2021 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway, in addition to ice on the Illinois River. For the 2022 third quarter and first nine months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of KMT revenues. For the 2021 third quarter and first nine months, the inland tank barge fleet contributed 76% and 75%, respectively, and the coastal fleet contributed 24% and 25%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the mid-80% range during the 2022 first quarter, the low 90% range during the 2022 second and third quarters compared to the mid-70% range during the 2021 first quarter, the low to mid-80% range during the 2021 second quarter, and the low 80% range during the 2021 third quarter. The 2022 first nine months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2021 first nine months was impacted by reduced demand resulting from the effects of the COVID-19 pandemic causing an economic slowdown as well as reduced volumes due to Winter Storm Uri during the 2021 first quarter and Hurricane Ida during the 2021 third quarter, partially offset by the Colonial Pipeline outage which increased barge transportation activity in the 2021 second quarter.

Coastal tank barge utilization levels averaged in the low 90% range during the 2022 first and second quarters and the low to mid-90% range during the 2022 third quarter compared to the mid-70% range during the 2021 first and third quarters and the low to mid-70% range during the 2021 second quarter. The increase in coastal tank barge utilization during 2022 was primarily due to the retirement of underutilized barges in the 2021 third quarter and some modest improvements in customer demand.

The petrochemical market, which is the Company’s largest market, contributed 50% and 49% of KMT revenues for the 2022 third quarter and first nine months, respectively, reflecting increased volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions following the height of the COVID-19 pandemic.

The black oil market, which contributed 28% of KMT revenues for both the 2022 third quarter and first nine months, reflected improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased following the height of the COVID-19 pandemic. During the 2022 first nine months, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 19% and 20% of KMT revenues for the 2022 third quarter and first nine months, respectively, reflected increased volumes in the inland market as refinery utilization and product levels improved following the height of the COVID-19 pandemic.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2022 third quarter and first nine months, reflected improved demand for transportation of both domestically produced and imported products, primarily due to improved economic conditions following the height of the COVID-19 pandemic.

For the 2022 third quarter, the inland operations incurred 1,253 delay days, 16% fewer than the 1,499 delay days that occurred during the 2021 third quarter. For the 2022 first nine months, the inland operations incurred 7,152 delay days, 2% fewer than the 7,275 delay days that occurred during the 2021 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and high water conditions on the Mississippi River System during the 2022 and 2021 first quarters. The 2022 first quarter was also impacted by ice on the Illinois River while the 2021 first quarter was impacted by closures of key waterways as a result of lock maintenance projects.

During both the 2022 third quarter and first nine months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. During both the 2021 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2022 third quarter and first nine months represented 56% and 57%, respectively, of the inland revenues under term contracts compared with 56% and 58% in the 2021 third quarter and first nine months, respectively. During the 2022 third quarter and first nine months, approximately 65% and 75%, respectively, of KMT coastal inland revenues were under term contracts and 35% and 25%, respectively, were spot contracts.

During both the 2021 third quarter and first nine months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2022 third quarter and first nine months compared with approximately 85% during both the 2021 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2022 compared to contracts renewed during the corresponding quarter of 2021:

Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022
Inland market:
Term increase	7% – 9%	14% – 16%	13% – 15%
Spot increase	15% – 20%	15% – 18%	23% – 27%
Coastal market (a):
Term increase	4% – 6%	10% – 12%	19% – 21%
Spot increase	4% – 6%	10% – 12%	18% – 22%
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

Marine Transportation Costs and Expenses

Costs and expenses for the 2022 third quarter and first nine months increased 22% and 18%, respectively, compared to the 2021 third quarter and first nine months. Costs of sales and operating expenses for the 2022 third quarter and first nine months increased 29% and 26%, respectively, compared with the 2021 third quarter and first nine months. The increases during the 2022 third quarter and first nine months primarily reflect improved business activity levels and increased fuel costs as well as incremental costs associated with the COVID-19 Omicron variant during the 2022 first quarter.

The inland marine transportation fleet operated an average of 274 towboats during the 2022 third quarter, of which an average of 59 were chartered, compared to 243 during the 2021 third quarter, of which an average of 30 were chartered. The increase was primarily due to increasing business activity levels during the 2022 third quarter. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2022 third quarter, the inland operations consumed 12.5 million gallons of diesel fuel compared to 11.8 million gallons consumed during the 2021 third quarter. The average price per gallon of diesel fuel consumed during the 2022 third quarter was $4.24 per gallon compared with $2.24 per gallon for the 2021 third quarter. During the 2022 first nine months, the inland operations consumed 36.7 million gallons of diesel fuel compared to 34.4 million gallons consumed during the 2021 first nine months. The average price per gallon of diesel fuel consumed during the 2022 first nine months was $3.60 per gallon compared with $1.99 per gallon for the 2021 first nine months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2022 third quarter and first nine months increased 11% and 6%, respectively, compared to the 2021 third quarter and first nine months as the Company manages inflationary cost pressures. The increase for the 2022 third quarter was primarily due to salary and wage increases effective July 1, 2022 and increased incentive compensation accruals as a result of higher business activity levels. Business activity levels in the 2021 first nine months were impacted by COVID-19 and the resulting economic slowdown as well as Winter Storm Uri during the 2021 first quarter and Hurricane Ida during the 2021 third quarter.

Depreciation and amortization for the 2022 third quarter and first nine months decreased 5% and 6%, respectively, compared to the 2021 third quarter and first nine months, primarily reflecting retirements, sales, and impairment of marine equipment during 2021 and 2022.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2022 third quarter and first nine months increased 147% and 140%, respectively, compared with the 2021 third quarter and first nine months. The 2022 third quarter operating margin was 9.6% compared with 5.0% for the 2021 third quarter. The 2022 first nine months operating margin was 7.5% compared with 3.8% for the 2021 first nine months. The increases in operating income and operating margin were primarily due to increased barge utilization and higher term and spot contract pricing in the inland and coastal markets, each as a result of improving business activity levels, partially offset by increasing fuel prices as well as the impacts of the COVID-19 Omicron variant during the 2022 first quarter. The 2021 first nine months activity levels were also impacted by Winter Storm Uri and Hurricane Ida.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Distribution and services revenues	$312,803	$260,406	20%	$860,358	$683,042	26%

Costs and expenses:
Costs of sales and operating expenses	245,223	207,877	18	670,938	537,100	25
Selling, general and administrative	39,289	35,002	12	121,864	104,477	17
Taxes, other than on income	1,749	1,470	19	5,067	4,620	10
Depreciation and amortization	4,274	5,018	(15)	12,513	16,739	(25)
	290,535	249,367	17	810,382	662,936	22
Operating income	$22,268	$11,039	102%	$49,976	$20,106	149%
Operating margins	7.1%	4.2%		5.8%	2.9%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2022 Third Quarter Revenue Distribution	2022 Nine Months Revenue Distribution	Customers
Commercial and Industrial	53%	55%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	47%	45%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2022 third quarter and first nine months increased 20% and 26%, respectively, compared to the 2021 third quarter and first nine months. In the commercial and industrial market, the increase for the 2022 third quarter and first nine months was primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2022 third quarter and first nine months results. These increases were partially offset by continuing supply chain constraints and delays. The 2021 first nine months was impacted by Winter Storm Uri which caused reduced activity, especially in the Southern United States, in the commercial and industrial market. For the 2022 third quarter and first nine months, the commercial and industrial market contributed 53% and 55%, respectively, of KDS revenues.

In the oil and gas market, revenues improved compared to the 2021 third quarter and first nine months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2022 third quarter and first nine months, the oil and gas market contributed 47% and 45%, respectively, of KDS revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2022 third quarter and first nine months increased 17% and 22%, respectively, compared with the 2021 third quarter and first nine months. Costs of sales and operating expenses for the 2022 third quarter and first nine months increased 18% and 25%, respectively, compared with the 2021 third quarter and first nine months, reflecting higher demand in the marine and on-highway businesses in commercial and industrial markets as well as increased demand in the oil and gas market as a result of higher oilfield activity levels.

Selling, general and administrative expenses for the 2022 third quarter and first nine months increased 12% and 17%, respectively, compared to the 2021 third quarter and first nine months, primarily due to salaries and costs related to the acquisition of assets of an energy storage systems manufacturer in the 2021 fourth quarter which included engineering talent required to further the Company’s electrification efforts, continued inflationary cost pressures, annual salary raises and severance expense.

Depreciation and amortization for the 2022 third quarter and first nine months decreased 15% and 25%, respectively, compared to the 2021 third quarter and first nine months, primarily due to sales of property and equipment and reduced capital spending during 2021.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2022 third quarter and first nine months increased 102% and 149%, respectively, compared with the 2021 third quarter and first nine months. The 2022 third quarter operating margin was 7.1% compared with 4.2% for the 2021 third quarter. The 2022 first nine months operating margin was 5.8% compared to 2.9% for the 2021 first nine months. The results reflect increased business levels in both the commercial and industrial and oil and gas markets.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $0.4 million for the 2022 third quarter and $0.8 million for the 2021 third quarter. The Company reported a net gain on disposition of assets of $8.0 million for the 2022 first nine months and $5.1 million for the 2021 first nine months. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth impairments, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Impairments	$—	$(340,713)	N/A	$—	$(340,713)	N/A
Other income	$3,805	$1,832	108%	$11,853	$8,146	46%
Noncontrolling interests	$(153)	$422	136%	$(454)	$5	9180%
Interest expense	$(11,755)	$(10,500)	12%	$(32,598)	$(32,172)	1%

Impairments

For 2021, impairments includes $340.7 million before taxes, $275.1 million after taxes, or $4.58 per share, non-cash charges related to impairment of long-lived assets related to coastal marine transportation equipment and impairment of goodwill in the marine transportation segment.

Other Income

Other income for the 2022 and 2021 third quarters include income of $3.5 million and $1.7 million, respectively, and the 2022 and 2021 first nine months include income of $10.3 million and $6.0 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2022 first nine months also reflects lower interest income compared to the 2021 first nine months related to the Company's federal income tax refunds.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average debt	$1,228,759	$1,238,263	$1,185,426	$1,328,830
Average interest rate	3.7%	3.3%	3.6%	3.2%

Interest expense for the 2022 third quarter and first nine months increased 12% and 1%, respectively, compared with the 2021 third quarter and first nine months, primarily due to a higher average interest rate, partially offset by a lower average debt outstanding as a result of debt repayments during 2021 and 2022. There was no capitalized interest excluded from interest expense during the 2022 or 2021 first nine months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2022	December 31, 2021	% Change
Assets:
Current assets	$1,126,382	$1,003,865	12%
Property and equipment, net	3,640,690	3,678,515	(1)
Operating lease right-of-use assets	153,723	167,730	(8)
Goodwill	438,748	438,748	—
Other intangibles, net	53,615	60,070	(11)
Other assets	43,140	50,135	(14)
	$5,456,298	$5,399,063	1%

Liabilities and stockholders’ equity:
Current liabilities	$570,561	$543,772	5%
Long-term debt, net – less current portion	1,114,860	1,161,433	(4)
Deferred income taxes	604,596	574,152	5
Operating lease liabilities – less current portion	144,201	159,672	(10)
Other long-term liabilities	46,717	71,252	(34)
Total equity	2,975,363	2,888,782	3
	$5,456,298	$5,399,063	1%

Current assets as of September 30, 2022 increased 12% compared with December 31, 2021. Trade accounts receivable increased 16%, primarily due to increased business activity levels in both KMT and KDS. Other accounts receivable decreased 11%, primarily due to recoveries on the settlement of insurance claims. Inventories increased by 18% due to higher activity and the impact of supply chain delays in KDS resulting in buildup for projects that will be delivered later in 2022 and into 2023. Prepaid expenses and other current assets increased 16% primarily due to the increase in the price of diesel fuel purchased in September 2022.

Property and equipment, net of accumulated depreciation, at September 30, 2022 decreased 1% compared with December 31, 2021. The decrease reflected $144.8 million of depreciation expense and $26.0 million of property disposals, partially offset by $129.1 million of capital additions (including an increase in accrued capital expenditures of $8.5 million) and an acquisition for $3.9 million during the 2022 first nine months, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of September 30, 2022 decreased 8% compared to December 31, 2021, primarily due to lease amortization expense, partially offset by new leases acquired during the 2022 first nine months.

Other intangibles, net, as of September 30, 2022 decreased 11% compared with December 31, 2021, primarily due to amortization during the 2022 first nine months.

Other assets as of September 30, 2022 decreased 14% compared with December 31, 2021, primarily due to amortization of drydock expenditures, partially offset by additional deferred major maintenance drydock expenditures incurred during the 2022 first nine months.

Current liabilities as of September 30, 2022 increased 5% compared with December 31, 2021. Accounts payable increased 21% primarily due to increased activity levels in KMT and KDS. Deferred revenue increased 13% primarily due to deposits on equipment expected to be shipped in the 2022 fourth quarter and into 2023 in KDS. Accrued liabilities decreased 11% primarily due to the settlement of insurance claims.

Long-term debt, net – less current portion, as of September 30, 2022 decreased 4% compared with December 31, 2021, primarily reflecting repayments under the term loan partially offset by borrowings under the 2027 Revolving Credit Facility.

Deferred income taxes as of September 30, 2022 increased 5% compared with December 31, 2021, primarily reflecting the deferred tax provision of $26.0 million.

Operating lease liabilities – less current portion, as of September 30, 2022 decreased 10% compared to December 31, 2021, primarily due to lease payments made, partially offset by new leases acquired and liability accretion during the 2022 first nine months.

Other long-term liabilities as of September 30, 2022 decreased 34% compared with December 31, 2021, primarily due to amortization of intangible liabilities and a decrease in pension liabilities.

Total equity as of September 30, 2022 increased 3% compared with December 31, 2021. The increase was primarily due to the net earnings attributable to Kirby of $85.0 million, amortization of share-based compensation of $11.4 million, and stock option exercises of $3.9 million, partially offset by treasury stock purchases of $22.9 million and tax withholdings of $3.2 million on restricted stock and RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2022	December 31, 2021
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$20,000	$—
Term Loan due July 29, 2027 (a)	250,000	—
Term Loan due March 27, 2024 (b)	—	315,000
3.29% senior notes due February 27, 2023	350,000	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
Credit line due June 30, 2024	—	—
Bank notes payable	3,599	1,934
	1,123,599	1,166,934
Unamortized debt discounts and issuance costs (c)	(5,140)	(3,567)
	$1,118,459	$1,163,367
(a)
Variable interest rate of 4.5% at September 30, 2022.
(b)
Variable interest rate of 1.5% at December 31, 2021.
(c)
Excludes $1.4 million attributable to the 2024 Revolving Credit Facility included in other assets at December 31, 2021.

At the beginning of the third quarter of 2022, the Company had in place its 2024 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that allowed for an $850 million 2024 Revolving Credit Facility and a 2024 Term Loan with a maturity date of March 27, 2024. The 2024 Term Loan was prepayable, in whole or in part, without penalty.

On July 29, 2022, the 2024 Credit Agreement was replaced with the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for the $500 million 2027 Revolving Credit Facility and the 2027 Term Loan with a maturity date of July 29, 2027. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In October 2022, the Company repaid $20.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until September 30, 2023. The 2027 Term Loan is repayable in quarterly installments, scheduled to commence September 30, 2023, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan quarterly installments are excluded from short term liabilities because the Company has the ability and intent to refinance these quarterly installments under the 2027 Revolving Credit Facility. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit. Outstanding letters of credit under the 2027 Revolving Credit Facility were $5.1 million and available borrowing capacity was $474.9 million as of September 30, 2022. Outstanding letters of credit under the $10 million credit line were $1.4 million and available borrowing capacity was $8.6 million as of September 30, 2022.

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of 2033 Notes with a group of institutional investors, consisting of $60 million of 3.46% Series A Notes and $240 million of 3.51% Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes are scheduled to be issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which will be

$0.5 million. The 2023 Notes are excluded from short term liabilities because the Company intends to use a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility to repay the 2023 Notes upon maturity.

As of September 30, 2022, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, in the financial statements as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2022 first nine months with net cash provided by operating activities of $161.2 million compared with $280.4 million for the 2021 first nine months, a 43% decrease. The decrease was primarily due to a tax refund of $119.5 million, including accrued interest, for the Company’s 2019 federal tax return which was received in the 2021 first quarter. In addition, increased revenues and operating income in KMT and KDS during the 2022 first nine months were offset by increased inventory levels due to higher activity and managing supply chain challenges seen especially in KDS during the 2022 first nine months. Increases in KMT revenues and operating income were driven by increased barge utilization and higher term and spot contract pricing in the inland and coastal markets during the 2022 first nine months. The 2021 first nine months KMT revenues and operating income were also negatively impacted by the impacts of Winter Storm Uri in February 2021 and Hurricane Ida in the 2021 third quarter. During the 2022 and 2021 third quarters and first nine months, the Company generated cash of $32.9 million and $39.2 million, respectively, from proceeds from the disposition of assets, and $3.9 million and $0.6 million, respectively, from proceeds from the exercise of stock options.

For the 2022 first nine months, cash generated was used for capital expenditures of $120.3 million, including $6.8 million for inland towboat construction and $113.5 million primarily for upgrading existing marine equipment and KMT and KDS facilities.

Treasury Stock Purchases

During the 2022 first nine months, the Company purchased 0.4 million shares of its common stock for $22.9 million, at an average price of $59.32 per share. As of November 3, 2022, the Company had approximately 1.0 million shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s then current revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 3, 2022 the Company also had cash equivalents of $114 million, availability of $494.9 million under its 2027 Revolving Credit Facility, and $8.6 million available under its credit line.

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

The 2027 Revolving Credit Facility's commitment is in the amount of $500 million and matures July 29, 2027. The 2023 Notes do not mature until February 27, 2023 and require no prepayments. The Company intends to use a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility to repay the 2023 Notes upon maturity. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2027 Term Loan in the amount of $250 million is subject to quarterly installments, beginning September 30, 2023, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2022. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments, in the financial statements, and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, in the financial statements as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $20.1 million at September 30, 2022, including $12.1 million in letters of credit and $8.0 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

KMT term contracts typically contain fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 120 day delay before contracts are adjusted depending on the specific terms of the contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to recover changes in fuel costs due to fuel price changes. However, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. Spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2022, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2022, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 — July 31, 2022	—	$—	—	—
August 1 — August 31, 2022	76,044	$63.33	—	—
September 1 — September 30, 2022	—	$—	—	—
Total	76,044	$63.33	—	—

Purchases of the Company's common stock in August 2022 were made in the open market pursuant to a discretionary authorization by the Board of Directors.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1	–

Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.2	–	Bylaws of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2022).
4.1	–

See Exhibits 3.1 and 3.2 hereof for provisions of our Restated Articles of Incorporation of the Company with all amendments to date and the Bylaws of the Company with all amendments to date (incorporated, respectively, by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2022).

10.1	–

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

Dated: November 4, 2022