Form 10-Q
period 2023-03-31
KIRBY CORP
filed 2023-05-08
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, 60.0 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,699	$80,577
Accounts receivable:
Trade – less allowance for doubtful accounts	526,489	483,406
Other	109,539	114,556
Inventories – net	475,218	461,848
Prepaid expenses and other current assets	62,421	71,372
Total current assets	1,200,366	1,211,759

Property and equipment	5,532,952	5,452,143
Accumulated depreciation	(1,867,442)	(1,818,681)
Property and equipment – net	3,665,510	3,633,462

Operating lease right-of-use assets	155,306	154,507
Goodwill	438,748	438,748
Other intangibles, net	49,325	51,463
Other assets	65,493	64,985
Total assets	$5,574,748	$5,554,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$3,983	$3,292
Income taxes payable	1,106	323
Accounts payable	278,467	278,081
Accrued liabilities	173,992	204,752
Current portion of operating lease liabilities	32,885	36,444
Deferred revenues	124,355	119,305
Total current liabilities	614,788	642,197

Long-term debt, net – less current portion	1,075,658	1,076,326
Deferred income taxes	638,438	625,884
Operating lease liabilities – less current portion	146,445	142,140
Other long-term liabilities	14,279	23,209
Total long-term liabilities	1,874,820	1,867,559

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	856,680	859,345
Accumulated other comprehensive income – net	17,017	16,853
Retained earnings	2,509,428	2,468,730
Treasury stock – at cost, 5.5 million shares at March 31, 2023 and 5.6 million at December 31, 2022	(306,746)	(308,598)
Total Kirby stockholders’ equity	3,082,926	3,042,877
Noncontrolling interests	2,214	2,291
Total equity	3,085,140	3,045,168
Total liabilities and equity	$5,574,748	$5,554,924

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$412,495	$355,536
Distribution and services	337,949	255,246
Total revenues	750,444	610,782

Costs and expenses:
Costs of sales and operating expenses	542,080	450,618
Selling, general and administrative	88,849	75,765
Taxes, other than on income	9,186	9,590
Depreciation and amortization	51,109	49,964
Gain on disposition of assets	(2,230)	(4,849)
Total costs and expenses	688,994	581,088

Operating income	61,450	29,694
Other income	6,443	4,308
Interest expense	(13,221)	(10,203)

Earnings before taxes on income	54,672	23,799
Provision for taxes on income	(14,051)	(6,213)

Net earnings	40,621	17,586
Net (earnings) loss attributable to noncontrolling interests	77	(152)

Net earnings attributable to Kirby	$40,698	$17,434

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.68	$0.29
Diluted	$0.68	$0.29

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net earnings	$40,621	$17,586

Other comprehensive income, net of taxes:
Pension and postretirement benefits	(61)	13
Foreign currency translation adjustments	225	476
Total other comprehensive income, net of taxes	164	489

Total comprehensive income, net of taxes	40,785	18,075
Net (earnings) loss attributable to noncontrolling interests	77	(152)

Comprehensive income attributable to Kirby	$40,862	$17,923

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Cash flows from operating activities:
Net earnings	$40,621	$17,586
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	51,109	49,964
Provision for deferred income taxes	12,573	5,856
Amortization of share-based compensation	5,808	5,965
Amortization of major maintenance costs	6,992	7,113
Other	(2,302)	(3,480)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(98,321)	(50,782)
Net cash provided by operating activities	16,480	32,222

Cash flows from investing activities:
Capital expenditures	(73,199)	(35,075)
Acquisitions of businesses	—	(3,900)
Proceeds from disposition of assets	8,031	14,280
Net cash used in investing activities	(65,168)	(24,695)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	112,691	1,163
Borrowings on long-term debt	240,000	—
Payments on long-term debt	(350,000)	(10,000)
Payment of debt issuance costs	(1,236)	—
Proceeds from exercise of stock options	118	2,336
Payments related to tax withholding for share-based compensation	(3,555)	(3,093)
Treasury stock purchases	(3,184)	—
Return of investment to noncontrolling interest and other	(24)	(348)
Net cash used in financing activities	(5,190)	(9,942)
Decrease in cash and cash equivalents	(53,878)	(2,415)

Cash and cash equivalents, beginning of year	80,577	34,813
Cash and cash equivalents, end of period	$26,699	$32,398

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$20,293	$18,022
Income taxes paid (refunded), net	$694	$(24)
Operating cash outflow from operating leases	$10,451	$11,040
Non-cash investing activity:
Capital expenditures included in accounts payable	$(8,197)	$(487)
Right-of-use assets obtained in exchange for lease obligations	$10,768	$6,464

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	(217)	—	—	13	335	—	118
Issuance of stock for equity awards, net of forfeitures	—	—	(8,256)	—	—	149	8,256	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(3,555)	—	(3,555)
Amortization of share-based compensation	—	—	5,808	—	—	—	—	—	5,808
Treasury stock purchases	—	—	—	—	—	(47)	(3,184)	—	(3,184)
Total comprehensive income, net of taxes	—	—	—	164	40,698	—	—	(77)	40,785
Balance at March 31, 2023	65,472	$6,547	$856,680	$17,017	$2,509,428	(5,504)	$(306,746)	$2,214	$3,085,140

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	438	—	—	34	1,898	—	2,336
Issuance of stock for equity awards, net of forfeitures	—	—	(7,305)	—	—	133	7,305	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(49)	(3,093)	—	(3,093)
Amortization of share-based compensation	—	—	5,965	—	—	—	—	—	5,965
Total comprehensive income, net of taxes	—	—	—	489	17,434	—	—	152	18,075
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(200)	(200)
Balance at March 31, 2022	65,472	$6,547	$853,610	$(25,477)	$2,363,873	(5,243)	$(289,098)	$2,410	$2,911,865

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (“Kirby” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain reclassifications have been made to reflect the current presentation of financial information.

(2) Acquisition

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in the distribution and services segment. Assets acquired consisted primarily of property and equipment.

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended March 31,
	2023	2022
Marine transportation segment:
Inland transportation	$337,888	$277,910
Coastal transportation	74,607	77,626
	$412,495	$355,536
Distribution and services segment:
Commercial and industrial	$189,392	$147,533
Oil and gas	148,557	107,713
	$337,949	$255,246

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the three months ended March 31, 2023 and 2022 that were included in the opening contract liability balances were $38.8 million and $28.6 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at March 31, 2023 or December 31, 2022. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $9.4 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively, as well as the related intersegment profit of $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Marine transportation	$412,495	$355,536
Distribution and services	337,949	255,246
	$750,444	$610,782
Segment profit:
Marine transportation	$43,036	$16,935
Distribution and services	22,792	10,971
Other	(11,156)	(4,107)
	$54,672	$23,799

	March 31, 2023	December 31, 2022
Total assets:
Marine transportation	$4,285,085	$4,285,647
Distribution and services	1,108,689	1,041,841
Other	180,974	227,436
	$5,574,748	$5,554,924

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended March 31,
	2023	2022
General corporate expenses	$(6,608)	$(3,061)
Gain on disposition of assets	2,230	4,849
Interest expense	(13,221)	(10,203)
Other income	6,443	4,308
	$(11,156)	$(4,107)

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2023	December 31, 2022
General corporate assets	$178,619	$225,265
Investment in affiliates	2,355	2,171
	$180,974	$227,436

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$112,000	$112,000	$—	$—
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
3.29% senior notes due February 27, 2023	—	—	350,000	352,275
4.2% senior notes due March 1, 2028	500,000	482,585	500,000	477,660
3.46% senior notes due January 19, 2033	60,000	52,216	60,000	42,647
3.51% senior notes due January 19, 2033	240,000	209,798	—	—
Credit line due June 30, 2024	—	—	—	—
Bank notes payable	3,983	3,983	3,292	3,292
	1,085,983	1,030,582	1,083,292	1,045,874
Unamortized debt discounts and issuance costs (b)	(6,342)	—	(3,674)	—
	$1,079,641	$1,030,582	$1,079,618	$1,045,874
(a)
Variable interest rate of 6.3% at March 31, 2023.
(b)
Excludes $1.8 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2022.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Borrowings on bank credit facilities	$156,508	$89,740
Payments on bank credit facilities	(43,817)	(88,577)
	$112,691	$1,163

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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $5.1 million and available borrowing capacity was $382.9 million as of March 31, 2023.

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

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of unsecured senior notes with a group of institutional investors, consisting of $60 million of 3.46% series A notes (“Series A Notes”) and $240 million of 3.51% series B notes (“Series B Notes”), each due January 19, 2033 (collectively, the “2033 Notes”). The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which was $0.5 million. The 2033 Notes are unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 3.29% unsecured senior notes due February 27, 2023 (the “2023 Notes”) were repaid using a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility.

The Company has a $10 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $0.6 million and available borrowing capacity was $9.4 million as of March 31, 2023.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31, 2023	December 31, 2022
2023	$29,573	$41,227
2024	31,445	32,716
2025	23,507	24,807
2026	22,483	21,467
2027	20,364	19,253
Thereafter	95,718	95,582
Total lease payments	223,090	235,052
Less: imputed interest	(43,760)	(56,468)
Operating lease liabilities	$179,330	$178,584

The following table summarizes lease costs (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$10,577	$10,850
Variable lease cost	758	419
Short-term lease cost	6,219	5,481
Sublease income	(843)	(69)
	$16,711	$16,681

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31, 2023	December 31, 2022
Weighted average discount rate	4.2%	4.1%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Compensation cost	$5,808	$5,965
Income tax benefit	$1,493	$1,557

During the three months ended March 31, 2023, the Company granted 181,670 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan which vest ratably over five years. During May 2023, the Company granted 30,150 shares of restricted stock to nonemployees directors of the Company under the director stock plan, the majority of which vest six months after the date of grant.

(8) Taxes on Income

At March 31, 2023 and December 31, 2022, the Company had a federal income tax receivable of $70.4 million included in Accounts Receivable – Other on the balance sheets. During the first quarter of 2023, the Internal Revenue Service (“IRS”) communicated to the Company that it has completed its examination of the Company’s federal income tax returns for the years 2013 through 2020. In April 2023, the Company received its tax refund of $70.4 million plus accrued interest.

Earnings before taxes on income and details of the provision for taxes on income were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Earnings before taxes on income:
United States	$53,863	$23,654
Foreign	809	145
	$54,672	$23,799
Provision for taxes on income:
Federal:
Current	$—	$—
Deferred	11,733	5,257
State and local:
Current	1,267	263
Deferred	840	599
Foreign - current	211	94
	$14,051	$6,213

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net earnings attributable to Kirby	$40,698	$17,434
Undistributed earnings allocated to restricted shares	(2)	(3)
Earnings available to Kirby common stockholders – basic	40,696	17,431
Undistributed earnings allocated to restricted shares	2	3
Undistributed earnings reallocated to restricted shares	(2)	(3)
Earnings available to Kirby common stockholders – diluted	$40,696	$17,431

Shares outstanding:
Weighted average common stock issued and outstanding	59,981	60,182
Weighted average unvested restricted stock	(3)	(9)
Weighted average common stock outstanding – basic	59,978	60,173
Dilutive effect of stock options and restricted stock units	294	290
Weighted average common stock outstanding – diluted	60,272	60,463

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.68	$0.29
Diluted	$0.68	$0.29

Certain outstanding options to purchase approximately 0.3 million and 0.4 million shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2023 and 2022, respectively, as such stock options would have been antidilutive. There were no antidilutive RSUs as of March 31, 2023 and 2022.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$377,192	$358,702
Work in process	98,026	103,146
	$475,218	$461,848

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2023.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $7.5 million to the Higman pension plan during the three months ended March 31, 2023.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$892	$1,611	$—	$—
Interest cost	4,606	3,722	11	7
Expected return on plan assets	(5,723)	(7,142)	—	—
Amortization of actuarial loss	—	110	6	7
Net periodic benefit cost	$(225)	$(1,699)	$17	$14

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended March 31,
	2023	2022
Components of net periodic benefit cost:
Interest cost	$6	$4
Amortization of actuarial gain	(86)	(98)
Net periodic benefit cost	$(80)	$(94)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2023			2022
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial (gain) loss	$(80)	$19	$(61)	$19	$(6)	$13
Foreign currency translation	225	—	225	476	—	476
Total	$145	$19	$164	$495	$(6)	$489

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $18.1 million at March 31, 2023, including $11.3 million in letters of credit and $6.8 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Total revenues	$750,444	$610,782
Net earnings attributable to Kirby	$40,698	$17,434
Net earnings per share attributable to Kirby common stockholders – diluted	$0.68	$0.29
Net cash provided by operating activities	$16,480	$32,222
Capital expenditures	$73,199	$35,075

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on the refund from the Internal Revenue Service (“IRS”).

Cash provided by operating activities for the 2023 first quarter decreased in comparison to the 2022 first quarter primarily due to an increase in working capital, partially offset by improved net earnings. For the 2023 first quarter, capital expenditures of $73.2 million included $46.6 million in KMT and $26.6 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2023 will be in the $300 million to $380 million range. The 2023 construction program will consist of up to approximately $40 million for the construction of inland specialized equipment, approximately $240 million primarily for maintenance capital and improvements to existing marine equipment, including ballast water treatment systems on some coastal vessels, and facility improvements. The balance of up to approximately $100 million relates to new electric fracturing equipment and facilities improvements in KDS, and information technology projects in corporate.

The Company’s debt-to-capitalization ratio decreased to 25.9% at March 31, 2023 from 26.2% at December 31, 2022, primarily due an increase in total equity, largely due to the net earnings attributable to Kirby of $40.7 million, partially offset by treasury stock purchases of $3.2 million. The Company’s debt outstanding as of March 31, 2023 and December 31, 2022 is detailed in Long-Term Financing below.

Marine Transportation

For the 2023 first quarter, KMT generated 55% of the Company’s revenues compared to 58% for the 2022 first quarter. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	March 31,
	2023	2022
Inland tank barges:
Owned	1,004	983
Leased	39	42
Total	1,043	1,025
Barrel capacity (in millions)	23.2	22.9

Active inland towboats (quarter average):
Owned	216	207
Chartered	66	56
Total	282	263

Coastal tank barges:
Owned	28	29
Leased	1	1
Total	29	30
Barrel capacity (in millions)	3.0	3.1

Coastal tugboats:
Owned	24	26
Chartered	1	3
Total	25	29

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana and a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel. Further, the Company owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

During the 2023 first quarter, the Company brought back into service a net five inland tank barges and chartered one tank barge, increasing its capacity by approximately 0.1 million barrels of capacity.

KMT revenues for the 2023 first quarter increased 16% and operating income increased 154% compared to the 2022 first quarter. The increases for the 2023 first quarter were primarily due to higher term and spot pricing and increased tank barge utilization in the inland and coastal markets. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. The 2023 and 2022 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway resulting in higher delay days. For the 2023 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For the 2022 first quarter, the inland tank barge fleet contributed 78% and the coastal fleet contributed 22% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter compared to the mid-80% range during the 2022 first quarter. The 2023 first quarter reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges.

Coastal tank barge utilization levels averaged in the mid to high-90% range during the 2023 first quarter compared to the low-90% range during the 2022 first quarter. The increase in coastal tank barge utilization during 2023 was primarily due to continued improvements in market and customer demand.

During the 2023 first quarter, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. During the 2022 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2023 first quarter represented 60% of the inland revenues under term contracts compared with 58% in the 2022 first quarter. During the 2023 first quarter, approximately 75% of KMT coastal inland revenues were under term contracts and 25% were spot contracts, respectively. During the 2022 first quarter, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2023 and 2022 first quarters. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
March 31, 2023
Inland market:
Term increase	10% – 12%
Spot increase	23% – 26%
Coastal market (a):
Term increase	10% – 12%
Spot increase	20% – 23%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2023, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9%, excluding fuel.

KMT operating margin was 10.4% for the 2023 first quarter compared to 4.8% for the 2022 first quarter.

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

For the 2023 first quarter, KDS generated 45% of the Company’s revenues, of which 77% were generated from service and parts and 23% from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2023 first quarter increased 32% and operating income increased 108% compared with the 2022 first quarter. In the commercial and industrial market, the increases for the 2023 first quarter were primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2023 first quarter results. These increases were partially offset by continuing supply chain constraints and delays. For the 2023 first quarter, the commercial and industrial market contributed 56% of KDS revenues.

In the oil and gas market, revenues and operating income improved compared to the 2022 first quarter due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2023 first quarter, the oil and gas market contributed 44% of KDS revenues.

KDS operating margin was 6.7% for the 2023 first quarter compared to 4.3% for the 2022 first quarter.

Outlook

Refinery and petrochemical utilization levels remain at high levels. This is favorable for the Company’s barge utilization, which is strong in both inland and coastal markets, and for pricing, which continues to increase. Although first quarter results were materially challenged by bad weather in KMT, the business exited the quarter in a solid position and improved results are anticipated through the remainder of 2023. Demand for the Company’s products and services continues to grow despite ongoing supply chain constraints and delays which could impact the Company’s product deliveries and defer completion of marine transportation repair and maintenance. Overall, the Company expects both KMT and KDS to deliver improved financial results in the coming quarters. The Company continues to closely monitor the ever-changing economic landscape related to the impact of higher interest rates and possible recessionary headwinds as it continues to move through 2023.

In the inland marine transportation market, conditions are expected to continue to remain favorable for the remainder of 2023 driven by continued strong barge utilization, continued growth in customer demand, steady volumes from refinery and petrochemical plants, and modest net new barge construction in the industry. As a result, the Company expects further improvements in the spot market, which currently represents approximately 45% of inland revenues. Term contracts are also expected to continue to reset higher to reflect improved market conditions for the duration of the year. In coastal marine, the Company expects modestly improved customer demand through the balance of the year with barge utilization in the low to mid-90% range. Rates are expected to continue to gradually improve, though meaningful gains remain challenged by underutilized barge capacity across the industry. Revenues and operating margins are also expected to be impacted by an approximate doubling of planned shipyard maintenance days with ballast water treatment installations on certain vessels.

KDS results are largely influenced by the cycles of the oil and gas, marine, power generation, on-highway and other related industrial markets. Favorable oilfield fundamentals and steady demand in commercial and industrial are expected to continue throughout 2023. In the oil and gas market, high commodity prices, stable rig counts, and growing well completions activity are expected to yield strong demand for OEM products, parts, and services in the distribution business. In manufacturing, the Company expects demand for environmentally friendly pressure pumping and power generation equipment for electric fracturing to remain strong, with new orders and increased deliveries of new equipment during the year. Supply chain issues and long lead times are expected to persist in the near-term, contributing to some volatility as deliveries of new products shift between quarters and into 2024. In commercial and industrial, strong markets are expected to help drive full year revenue growth, with increased activity in power generation, marine repair, and on-highway.

Acquisition

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in KDS. Financing of the purchases was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended March 31,
	2023	%	2022	%
Marine transportation	$412,495	55%	$355,536	58%
Distribution and services	337,949	45	255,246	42
	$750,444	100%	$610,782	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Marine transportation revenues	$412,495	$355,536	16%

Costs and expenses:
Costs of sales and operating expenses	282,023	254,359	11
Selling, general and administrative	34,987	32,336	8
Taxes, other than on income	7,307	7,820	(7)
Depreciation and amortization	45,142	44,086	2
	369,459	338,601	9
Operating income	$43,036	$16,935	154%
Operating margins	10.4%	4.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2023 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	21%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2023 first quarter increased 16% compared to the 2022 first quarter revenues. The increase for the 2023 first quarter was primarily due to higher term and spot pricing, increased tank barge utilization, and higher fuel rebills in the inland and coastal markets. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. The 2023 and 2022 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and lock delays on the Mississippi and Illinois rivers resulting in higher delay days. For the 2023 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For the 2022 first quarter, the inland tank barge fleet contributed 78% and the coastal fleet contributed 22% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter compared to the mid-80% range during the 2022 first quarter. The 2023 first quarter reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges.

Coastal tank barge utilization levels averaged in the mid to high-90% range during the 2023 first quarter compared to the low-90% range during the 2022 first quarter. The increase in coastal tank barge utilization during 2023 was primarily due to continued improvements in market and customer demand.

The petrochemical market, which is the Company’s largest market, contributed 50% of KMT revenues for the 2023 first quarter reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions as compared to the 2022 first quarter.

The black oil market, which contributed 26% of KMT revenues for the 2023 first quarter, reflected improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2023 first quarter, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 21% of KMT revenues for the 2023 first quarter, reflected increased volumes in the inland market with improved refinery utilization and product levels.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2023 first quarter, reflected improved demand for transportation of both domestically produced and imported products.

For the 2023 first quarter, the inland operations incurred 4,125 delay days, 31% more than the 3,137 delay days that occurred during the 2022 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays on the Mississippi and Illinois rivers during the 2023 and 2022 first quarters.

During the 2023 first quarter, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. During the 2022 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2023 first quarter represented 60% of the inland revenues under term contracts compared with 58% in the 2022 first quarter, respectively. During the 2023 first quarter, approximately 75% of KMT coastal inland revenues were under term contracts and 25% were spot contracts. During the 2022 first quarter, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2023 and 2022 first quarters. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
March 31, 2023
Inland market:
Term increase	10% – 12%
Spot increase	23% – 26%
Coastal market (a):
Term increase	10% – 12%
Spot increase	20% – 23%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2023, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2023 first quarter increased 9%, respectively, compared to the 2022 first quarter. Costs of sales and operating expenses for the 2023 first quarter increased 11%, respectively, compared with the 2022 first quarter. The increases during the 2023 first quarter primarily reflect improved business activity levels, inflationary cost pressures and increased fuel costs. The 2022 first quarter was negatively impacted by incremental costs associated with the COVID-19 Omicron variant.

The inland marine transportation fleet operated an average of 282 towboats during the 2023 first quarter, of which an average of 66 were chartered, compared to 263 during the 2022 first quarter, of which an average of 56 were chartered. The increase was primarily due to increasing business activity levels during the 2023 first quarter. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2023 first quarter, the inland operations consumed 12.2 million gallons of diesel fuel compared to 11.5 million gallons consumed during the 2022 first quarter. The average price per gallon of diesel fuel consumed during the 2023 first quarter was $3.31 per gallon compared with $2.50 per gallon for the 2022 first quarter. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2023 first quarter increased 8% compared to the 2022 first quarter due to higher business activity levels and inflationary cost pressures. The increase for the 2023 first quarter was also due to salary and wage increases which went into effect July 1, 2022.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2023 first quarter increased 154% compared with the 2022 first quarter. The 2023 first quarter operating margin was 10.4% compared with 4.8% for the 2022 first quarter. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing and increased barge utilization in the inland and coastal markets, each as a result of improving business activity levels, partially offset by increasing fuel prices. The 2022 first quarter was negatively impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Distribution and services revenues	$337,949	$255,246	32%

Costs and expenses:
Costs of sales and operating expenses	259,864	196,519	32
Selling, general and administrative	49,197	41,922	17
Taxes, other than on income	1,851	1,728	7
Depreciation and amortization	4,245	4,106	3
	315,157	244,275	29
Operating income	$22,792	$10,971	108%
Operating margins	6.7%	4.3%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2023 First Quarter Revenue Distribution	Customers
Commercial and Industrial	56%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	44%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2023 first quarter increased 32% compared to the 2022 first quarter. In the commercial and industrial market, the increase for the 2023 first quarter was primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2023 first quarter results. These increases were partially offset by continuing supply chain constraints and delays. For the 2023 first quarter, the commercial and industrial market contributed 56% of KDS revenues.

In the oil and gas market, revenues improved compared to the 2022 first quarter due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2023 first quarter, the oil and gas market contributed 44% of KDS revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2023 first quarter increased 29% compared with the 2022 first quarter. Costs of sales and operating expenses for the 2023 first quarter increased 32% compared with the 2022 first quarter, reflecting higher demand in the marine and on-highway businesses in commercial and industrial markets as well as increased demand in the oil and gas market as a result of higher oilfield activity levels.

Selling, general and administrative expenses for the 2023 first quarter increased 17% compared to the 2022 first quarter, primarily due to continued inflationary cost pressures, higher business activity and annual compensation increases.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2023 first quarter increased 108% compared with the 2022 first quarter. The 2023 first quarter operating margin was 6.7% compared to 4.3% for the 2022 first quarter. The results reflect increased business levels in both the commercial and industrial and oil and gas markets.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $2.2 million for the 2023 first quarter and $4.8 million for the 2022 first quarter. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth impairments, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Other income	$6,443	$4,308	50%
Noncontrolling interests	$77	$(152)	(151)%
Interest expense	$(13,221)	$(10,203)	30%

Other Income

Other income for the 2023 and 2022 first quarters include income of $1.2 million and $3.4 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The 2023 first quarter also includes interest income associated with the IRS refund.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Average debt	$1,201,841	$1,178,916
Average interest rate	4.4%	3.5%

Interest expense for the 2023 first quarter increased 30% compared with the 2022 first quarter, primarily due to a higher average interest rate and slightly higher average debt outstanding. There was no capitalized interest excluded from interest expense during the 2023 or 2022 first quarter.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2023	December 31, 2022	% Change
Assets:
Current assets	$1,200,366	$1,211,759	(1)%
Property and equipment, net	3,665,510	3,633,462	1
Operating lease right-of-use assets	155,306	154,507	1
Goodwill	438,748	438,748	—
Other intangibles, net	49,325	51,463	(4)
Other assets	65,493	64,985	1
	$5,574,748	$5,554,924	—%

Liabilities and stockholders’ equity:
Current liabilities	$614,788	$642,197	(4)%
Long-term debt, net – less current portion	1,075,658	1,076,326	—
Deferred income taxes	638,438	625,884	2
Operating lease liabilities – less current portion	146,445	142,140	3
Other long-term liabilities	14,279	23,209	(38)
Total equity	3,085,140	3,045,168	1
	$5,574,748	$5,554,924	—%

Current assets as of March 31, 2023 decreased 1% compared with December 31, 2022. Trade accounts receivable increased 9%, primarily due to increased business activity levels in both KMT and KDS. Inventories increased by 3% due to higher activity and the impact of supply chain delays in KDS resulting in buildup for projects that will be delivered later in 2023. Prepaid expenses and other current assets decreased 13% primarily due to amortization of insurance premiums and the sale of assets held for sale.

Property and equipment, net of accumulated depreciation, at March 31, 2023 increased 1% compared with December 31, 2022. The increase reflected $81.4 million of capital additions (including an increase in accrued capital expenditures of $8.2 million), partially offset by $49.2 million of depreciation expense and $0.2 million of property disposals more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of March 31, 2023 increased 1% compared to December 31, 2022, primarily due to new leases acquired during the 2023 first quarter, partially offset by lease amortization expense.

Other intangibles, net, as of March 31, 2023 decreased 4% compared with December 31, 2022, primarily due to amortization during the 2023 first quarter.

Other assets as of March 31, 2023 increased 1% compared with December 31, 2022, primarily due to additional deferred major maintenance drydock expenditures incurred during the 2023 first quarter partially offset by amortization of drydock expenditures.

Current liabilities as of March 31, 2023 decreased 4% compared with December 31, 2022. Accrued liabilities decreased 15% primarily due to the payment of employee incentive compensation bonuses, property taxes, and interest. Deferred revenue increased 4% primarily due to deposits on equipment expected to be shipped later in 2023 in KDS.

Long-term debt, net – less current portion, as of March 31, 2023 was flat compared with December 31, 2022, primarily reflecting the maturity of the 3.29% senior notes due February 27, 2023, offset by borrowings under the 3.46% and 3.51% senior notes due January 19, 2033 and the 2027 Revolving Credit Facility.

Deferred income taxes as of March 31, 2023 increased 2% compared with December 31, 2022, primarily reflecting the deferred tax provision of $12.6 million.

Operating lease liabilities – less current portion, as of March 31, 2023 increased 3% compared to December 31, 2022, primarily due to new leases acquired and liability accretion during the 2023 first quarter.

Other long-term liabilities as of March 31, 2023 decreased 38% compared with December 31, 2022, primarily due to a decrease in pension liabilities and amortization of intangible liabilities.

Total equity as of March 31, 2023 increased 1% compared with December 31, 2022. The increase was primarily due to the net earnings attributable to Kirby of $40.7 million, amortization of share-based compensation of $5.8 million, and stock option exercises of $0.1 million, partially offset by treasury stock purchases of $3.2 million and tax withholdings of $3.6 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2023	December 31, 2022
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$112,000	$—
Term Loan due July 29, 2027 (a)	170,000	170,000
3.29% senior notes due February 27, 2023	—	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	—
Credit line due June 30, 2024	—	—
Bank notes payable	3,983	3,292
	1,085,983	1,083,292
Unamortized debt discounts and issuance costs (b)	(6,342)	(3,674)
	$1,079,641	$1,079,618
(a)
Variable interest rate of 6.3% at March 31, 2023.
(b)
Excludes $1.8 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2022.

At the beginning of 2022, the Company had in place its 2024 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank, that allowed for an $850 million 2024 Revolving Credit Facility and a 2024 Term Loan with a maturity date of March 27, 2024. The 2024 Term Loan was prepayable, in whole or in part, without penalty.

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $5.1 million and available borrowing capacity was $382.9 million as of March 31, 2023.

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

On February 3, 2022, the Company entered into a note purchase agreement for the issuance of $300 million of unsecured senior notes with a group of institutional investors, consisting of $60 million of 3.46% series A notes (“Series A Notes”) and $240 million of 3.51% series B notes (“Series B Notes”), each due January 19, 2033 (collectively, the “2033 Notes”). The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which was $0.5 million. The 2033 Notes are unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 3.29% unsecured senior notes due February 27, 2023 (the “2023 Notes”) were repaid using a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility.

The Company has a $10 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $0.6 million and available borrowing capacity was $9.4 million as of March 31, 2023.

As of March 31, 2023, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2023 first quarter with net cash provided by operating activities of $16.5 million compared with $32.2 million for the 2022 first quarter, a 49% decrease. Higher revenues and operating income in KMT and KDS during the 2023 first quarter were more than offset by an increase in trade accounts receivable, primarily due to higher revenues and timing of collections, and increased inventory levels in KDS due to higher activity and managing supply chain challenges during the 2023 first quarter. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing and increased barge utilization in the inland and coastal markets during the 2023 first quarter. During the 2023 and 2022 first quarters, the Company generated cash of $8.0 million and $14.3 million, respectively, from proceeds from the disposition of assets, and $0.1 million and $2.3 million, respectively, from proceeds from the exercise of stock options.

For the 2023 first quarter, cash generated was used for capital expenditures of $73.2 million, including $4.4 million for inland specialized equipment construction and $68.8 million primarily for upgrading existing marine equipment and KMT and KDS facilities.

Treasury Stock Purchases

During the 2023 first quarter, the Company purchased 46,850 shares of its common stock for $3.2 million, at an average price of $67.97 per share. As of May 5, 2023, the Company had approximately 6.0 million shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s then current revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 5, 2023 the Company also had cash equivalents of $45.8 million, availability of $442.9 million under its 2027 Revolving Credit Facility, and $6.9 million available under its credit line.

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

The 2027 Revolving Credit Facility's commitment is in the amount of $500 million and matures July 29, 2027. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2033 Notes do not mature until January 19, 2033 and require no prepayments. The 2027 Term Loan in the amount of $250 million is subject to quarterly installments, beginning June 30, 2025, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2023. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $18.1 million at March 31, 2023, including $11.3 million in letters of credit and $6.8 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

While inflationary pressures have increased, the Company has certain mechanisms designed to help mitigate the impacts of rising costs. For example, KMT has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be largely passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. In KDS, the cost of major components for large manufacturing orders is secured with suppliers at the time a customer order is finalized, which limits exposure to inflation. The repair portion of KDS is based on prevailing current market rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s current bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, while the previous bank credit facilities also included Europe. A 1% increase in variable interest rates would impact the 2023 interest expense by $1.7 million based on balances outstanding at December 31, 2022, and would change the fair value of the Company’s debt by approximately 1%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2023, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1 — January 31, 2023	—	$—	—	—
February 1 — February 28, 2023	—	$—	—	—
March 1 — March 31, 2023	46,850	$67.97	—	—
Total	46,850	$67.97	—	—

Purchases of the Company's common stock in March 2023 were made in the open market pursuant to a discretionary authorization by the Board of Directors.

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

10.1†	–	Annual Incentive Plan Guidelines for 2023 (incorporated by referenced to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.2†	–

Amended and Restated Annual Incentive Plan 2023 Plan Year Guidelines (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 24, 2023).

10.3	–

Cooperation Agreement dated February 3, 2023 by and among the Company and JCP Investment Management, LLC and certain of its affiliates and associates (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2023).

10.4†*	–	Amendment to Change of Control Agreement by and between Kirby Corporation and David W. Grzebinski dated March 6, 2023.
10.5†*	–	Amendment to Change of Control Agreement by and between Kirby Corporation and Raj Kumar dated March 6, 2023.
10.6†*	–	Amendment to Change of Control Agreement by and between Kirby Corporation and Christian G. O’Neil dated March 6, 2023.
31.1*	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2*	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32*	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	–	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	–	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	–	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ Raj Kumar
Raj Kumar
Executive Vice President and
Chief Financial Officer

Dated: May 8, 2023