Form 10-Q
period 2023-06-30
KIRBY CORP
filed 2023-08-07
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, 59.5 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,603	$80,577
Accounts receivable:
Trade – less allowance for doubtful accounts	519,741	483,406
Other	40,011	114,556
Inventories – net	504,514	461,848
Prepaid expenses and other current assets	67,787	71,372
Total current assets	1,168,656	1,211,759

Property and equipment	5,580,411	5,452,143
Accumulated depreciation	(1,882,472)	(1,818,681)
Property and equipment – net	3,697,939	3,633,462

Operating lease right-of-use assets	152,504	154,507
Goodwill	438,748	438,748
Other intangibles, net	47,188	51,463
Other assets	69,544	64,985
Total assets	$5,574,579	$5,554,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$7,447	$3,292
Income taxes payable	—	323
Accounts payable	279,519	278,081
Accrued liabilities	205,254	204,752
Current portion of operating lease liabilities	33,134	36,444
Deferred revenues	130,943	119,305
Total current liabilities	656,297	642,197

Long-term debt, net – less current portion	990,954	1,076,326
Deferred income taxes	656,528	625,884
Operating lease liabilities – less current portion	142,470	142,140
Other long-term liabilities	15,521	23,209
Total long-term liabilities	1,805,473	1,867,559

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	857,965	859,345
Accumulated other comprehensive income – net	18,996	16,853
Retained earnings	2,566,795	2,468,730
Treasury stock – at cost, 5.9 million shares at June 30, 2023 and 5.6 million at December 31, 2022	(339,659)	(308,598)
Total Kirby stockholders’ equity	3,110,644	3,042,877
Noncontrolling interests	2,165	2,291
Total equity	3,112,809	3,045,168
Total liabilities and equity	$5,574,579	$5,554,924

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$426,962	$405,655	$839,457	$761,191
Distribution and services	350,286	292,309	688,235	547,555
Total revenues	777,248	697,964	1,527,692	1,308,746

Costs and expenses:
Costs of sales and operating expenses	546,069	523,862	1,088,149	974,480
Selling, general and administrative	82,896	70,575	171,745	146,340
Taxes, other than on income	9,758	9,621	18,944	19,211
Depreciation and amortization	51,697	50,115	102,806	100,079
Gain on disposition of assets	(472)	(2,745)	(2,702)	(7,594)
Total costs and expenses	689,948	651,428	1,378,942	1,232,516

Operating income	87,300	46,536	148,750	76,230
Other income	1,264	3,740	7,707	8,048
Interest expense	(12,286)	(10,640)	(25,507)	(20,843)

Earnings before taxes on income	76,278	39,636	130,950	63,435
Provision for taxes on income	(18,960)	(11,030)	(33,011)	(17,243)

Net earnings	57,318	28,606	97,939	46,192
Net (earnings) loss attributable to noncontrolling interests	49	(149)	126	(301)

Net earnings attributable to Kirby	$57,367	$28,457	$98,065	$45,891

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.96	$0.47	$1.64	$0.76
Diluted	$0.95	$0.47	$1.63	$0.76

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net earnings	$57,318	$28,606	$97,939	$46,192

Other comprehensive income, net of taxes:
Pension and postretirement benefits	1,274	4,131	1,213	4,144
Foreign currency translation adjustments	705	(611)	930	(135)
Total other comprehensive income, net of taxes	1,979	3,520	2,143	4,009

Total comprehensive income, net of taxes	59,297	32,126	100,082	50,201
Net (earnings) loss attributable to noncontrolling interests	49	(149)	126	(301)

Comprehensive income attributable to Kirby	$59,346	$31,977	$100,208	$49,900

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Cash flows from operating activities:
Net earnings	$97,939	$46,192
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	102,806	100,079
Provision for deferred income taxes	30,238	15,335
Amortization of share-based compensation	8,912	8,555
Amortization of major maintenance costs	14,043	14,405
Other	(3,111)	(6,412)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(22,878)	(82,510)
Net cash provided by operating activities	227,949	95,644

Cash flows from investing activities:
Capital expenditures	(171,245)	(79,059)
Acquisitions of businesses	—	(3,900)
Proceeds from disposition of assets	20,529	23,311
Net cash used in investing activities	(150,716)	(59,648)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	31,155	2,272
Borrowings on long-term debt	240,000	—
Payments on long-term debt	(350,000)	(30,000)
Payment of debt issuance costs	(1,236)	—
Proceeds from exercise of stock options	118	3,885
Payments related to tax withholding for share-based compensation	(3,595)	(3,192)
Treasury stock purchases	(37,600)	(18,085)
Return of investment to noncontrolling interest and other	(49)	(585)
Net cash used in financing activities	(121,207)	(45,705)
Decrease in cash and cash equivalents	(43,974)	(9,709)

Cash and cash equivalents, beginning of year	80,577	34,813
Cash and cash equivalents, end of period	$36,603	$25,104

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$24,553	$20,161
Income taxes paid (refunded), net	$(67,921)	$1,190
Operating cash outflow from operating leases	$22,769	$22,287
Non-cash investing activity:
Capital expenditures included in accounts payable	$(5,064)	$(3,655)
Right-of-use assets obtained in exchange for lease obligations	$20,838	$10,290

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2023	65,472	$6,547	$856,680	$17,017	$2,509,428	(5,504)	$(306,746)	$2,214	$3,085,140
Issuance of stock for equity awards, net of forfeitures	—	—	(1,819)	—	—	33	1,819	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(40)	—	(40)
Amortization of unearned share-based compensation	—	—	3,104	—	—	—	—	—	3,104
Treasury stock purchases	—	—	—	—	—	(475)	(34,416)	—	(34,416)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(276)	—	(276)
Total comprehensive income, net of taxes	—	—	—	1,979	57,367	—	—	(49)	59,297
Balance at June 30, 2023	65,472	$6,547	$857,965	$18,996	$2,566,795	(5,946)	$(339,659)	$2,165	$3,112,809

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2022	65,472	$6,547	$853,610	$(25,477)	$2,363,873	(5,243)	$(289,098)	$2,410	$2,911,865
Stock option exercises	—	—	253	—	—	24	1,296	$—	1,549
Issuance of stock for equity awards, net of forfeitures	—	—	(1,672)	—	—	29	1,672	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(99)	—	(99)
Amortization of unearned share-based compensation	—	—	2,590	—	—	—	—	—	2,590
Treasury stock purchases	—	—	—	—	—	(310)	(18,085)	—	(18,085)
Total comprehensive income, net of taxes	—	—	—	3,520	28,457	—	—	149	32,126
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Balance at June 30, 2022	65,472	$6,547	$854,781	$(21,957)	$2,392,330	(5,501)	$(304,314)	$2,357	$2,929,744

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	(217)	—	—	13	335	—	118
Issuance of stock for equity awards, net of forfeitures	—	—	(10,075)	—	—	182	10,075	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(3,595)	—	(3,595)
Amortization of share-based compensation	—	—	8,912	—	—	—	—	—	8,912
Treasury stock purchases	—	—	—	—	—	(522)	(37,600)	—	(37,600)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(276)	—	(276)
Total comprehensive income, net of taxes	—	—	—	2,143	98,065	—	—	(126)	100,082
Balance at June 30, 2023	65,472	$6,547	$857,965	$18,996	$2,566,795	(5,946)	$(339,659)	$2,165	$3,112,809

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	691	—	—	58	3,194	—	3,885
Issuance of stock for equity awards, net of forfeitures	—	—	(8,977)	—	—	162	8,977	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(50)	(3,192)	—	(3,192)
Amortization of share-based compensation	—	—	8,555	—	—	—	—	—	8,555
Treasury stock purchases	—	—	—	—	—	(310)	(18,085)	—	(18,085)
Total comprehensive income, net of taxes	—	—	—	4,009	45,891	—	—	301	50,201
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(402)	(402)
Balance at June 30, 2022	65,472	$6,547	$854,781	$(21,957)	$2,392,330	(5,501)	$(304,314)	$2,357	$2,929,744

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marine transportation segment:
Inland transportation	$351,807	$316,948	$689,695	$594,858
Coastal transportation	75,155	88,707	149,762	166,333
	$426,962	$405,655	$839,457	$761,191
Distribution and services segment:
Commercial and industrial	$180,398	$161,621	$369,790	$309,154
Oil and gas	169,888	130,688	318,445	238,401
	$350,286	$292,309	$688,235	$547,555

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the six months ended June 30, 2023 and 2022 that were included in the opening contract liability balances were $60.3 million and $46.7 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at June 30, 2023 or December 31, 2022. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $10.3 million and $19.7 million for the three months and six months ended June 30, 2023, respectively, and $6.3 million and $13.9 million for the three and six months ended June 30, 2022, respectively, as well as the related intersegment profit of $1.0 million and $2.0 million for the three months and six months ended June 30, 2023, respectively, and $0.6 million and $1.4 million for the three and six months ended June 30, 2022, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Marine transportation	$426,962	$405,655	$839,457	$761,191
Distribution and services	350,286	292,309	688,235	547,555
	$777,248	$697,964	$1,527,692	$1,308,746
Segment profit:
Marine transportation	$64,251	$30,817	$107,287	$47,752
Distribution and services	29,842	16,737	52,634	27,708
Other	(17,815)	(7,918)	(28,971)	(12,025)
	$76,278	$39,636	$130,950	$63,435

	June 30, 2023	December 31, 2022
Total assets:
Marine transportation	$4,305,536	$4,285,647
Distribution and services	1,152,632	1,041,841
Other	116,411	227,436
	$5,574,579	$5,554,924

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General corporate expenses	$(7,265)	$(3,763)	$(13,873)	$(6,824)
Gain on disposition of assets	472	2,745	2,702	7,594
Interest expense	(12,286)	(10,640)	(25,507)	(20,843)
Other income	1,264	3,740	7,707	8,048
	$(17,815)	$(7,918)	$(28,971)	$(12,025)

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2023	December 31, 2022
General corporate assets	$114,299	$225,265
Investment in affiliates	2,112	2,171
	$116,411	$227,436

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$27,000	$27,000	$—	$—
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
3.29% senior notes due February 27, 2023	—	—	350,000	352,275
4.2% senior notes due March 1, 2028	500,000	465,133	500,000	477,660
3.46% senior notes due January 19, 2033	60,000	48,424	60,000	42,647
3.51% senior notes due January 19, 2033	240,000	194,596	—	—
Credit line due June 30, 2024	—	—	—	—
Bank notes payable	7,447	7,447	3,292	3,292
	1,004,447	912,600	1,083,292	1,045,874
Unamortized debt discounts and issuance costs (b)	(6,046)	—	(3,674)	—
	$998,401	$912,600	$1,079,618	$1,045,874
(a)
Variable interest rate of 6.6% at June 30, 2023.
(b)
Excludes $1.8 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2022.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Six Months Ended June 30,
	2023	2022
Borrowings on bank credit facilities	$220,591	$120,634
Payments on bank credit facilities	(189,436)	(118,362)
	$31,155	$2,272

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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $0.1 million and available borrowing capacity was $472.9 million as of June 30, 2023.

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

The Company has a $10 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $3.6 million and available borrowing capacity was $6.4 million as of June 30, 2023.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2023	December 31, 2022
2023	$19,996	$41,227
2024	33,581	32,716
2025	24,604	24,807
2026	22,934	21,467
2027	20,827	19,253
Thereafter	96,220	95,582
Total lease payments	218,162	235,052
Less: imputed interest	(42,558)	(56,468)
Operating lease liabilities	$175,604	$178,584

The following table summarizes lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$10,653	$10,604	$21,230	$21,454
Variable lease cost	690	446	1,448	865
Short-term lease cost	9,211	5,248	15,430	10,729
Sublease income	(798)	(68)	(1,641)	(137)
	$19,756	$16,230	$36,467	$32,911

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2023	December 31, 2022
Weighted average discount rate	4.3%	4.1%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation cost	$3,104	$2,590	$8,912	$8,555
Income tax benefit	$754	$743	$2,247	$2,300

During the six months ended June 30, 2023, the Company granted 182,395 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan, the majority of which vest ratably over five years and 31,526 shares of restricted stock to nonemployees directors of the Company under the director stock plan, the majority of which vest six months after the date of grant.

(8) Taxes on Income

At December 31, 2022, the Company had a federal income tax receivable of $70.4 million included in Accounts Receivable – Other on the balance sheet. During the first quarter of 2023, the Internal Revenue Service (“IRS”) communicated to the Company that it had completed its examination of the Company’s federal income tax returns for the years 2013 through 2020. In April 2023, the Company received its tax refund of $70.4 million plus accrued interest.

Earnings before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings before taxes on income:
United States	$76,162	$39,607	$130,025	$63,261
Foreign	116	29	925	174
	$76,278	$39,636	$130,950	$63,435
Provision (benefit) for taxes on income:
Federal:
Current	$—	$519	$—	$519
Deferred	16,466	8,464	28,199	13,721
State and local:
Current	1,310	1,035	2,577	1,298
Deferred	1,199	1,015	2,039	1,614
Foreign - current	(15)	(3)	196	91
	$18,960	$11,030	$33,011	$17,243

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings attributable to Kirby	$57,367	$28,457	$98,065	$45,891
Undistributed earnings allocated to restricted shares	(22)	(10)	(21)	(11)
Earnings available to Kirby common stockholders – basic	57,345	28,447	98,044	45,880
Undistributed earnings allocated to restricted shares	22	10	21	11
Undistributed earnings reallocated to restricted shares	(22)	(10)	(21)	(11)
Earnings available to Kirby common stockholders – diluted	$57,345	$28,447	$98,044	$45,880

Shares outstanding:
Weighted average common stock issued and outstanding	59,829	60,222	59,905	60,202
Weighted average unvested restricted stock	(23)	(20)	(13)	(14)
Weighted average common stock outstanding – basic	59,806	60,202	59,892	60,188
Dilutive effect of stock options and restricted stock units	279	265	287	277
Weighted average common stock outstanding – diluted	60,085	60,467	60,179	60,465

Net earnings per share attributable to Kirby common stockholders:
Basic	$0.96	$0.47	$1.64	$0.76
Diluted	$0.95	$0.47	$1.63	$0.76

Certain outstanding options to purchase approximately 0.3 million and 0.4 million shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2023 and 2022, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 12,000 shares of common stock were also excluded in the computation of diluted earnings per share as of June 30, 2022 as such RSUs would have been antidilutive. There were no antidilutive RSUs as of June 30, 2023.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$391,187	$358,702
Work in process	113,327	103,146
	$504,514	$461,848

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $7.7 million to the Higman pension plan during the six months ended June 30, 2023. The Company expects to make additional contributions of $0.4 million during the remainder of 2023.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$956	$1,658	$—	$—
Interest cost	4,572	3,640	10	8
Expected return on plan assets	(5,732)	(7,154)	—	—
Amortization of actuarial loss	—	132	6	8
Net periodic benefit cost	$(204)	$(1,724)	$16	$16

	Pension Benefits
	Pension Plans		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$1,848	$3,269	$—	$—
Interest cost	9,178	7,362	21	15
Expected return on plan assets	(11,455)	(14,296)	—	—
Amortization of actuarial loss	—	242	12	15
Net periodic benefit cost	$(429)	$(3,423)	$33	$30

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$5	$4	$11	$8
Amortization of actuarial gain	(86)	(99)	(172)	(197)
Net periodic benefit cost	$(81)	$(95)	$(161)	$(189)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial (gain) loss	$(80)	$21	$(59)	$41	$(11)	$30
Actuarial gains	1,779	(446)	1,333	5,472	(1,371)	4,101
Foreign currency translation	705	—	705	(611)	—	(611)
Total	$2,404	$(425)	$1,979	$4,902	$(1,382)	$3,520

	Six Months Ended June 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial (gain) loss	$(160)	$40	$(120)	$60	$(17)	$43
Actuarial gains	1,779	(446)	1,333	5,472	(1,371)	4,101
Foreign currency translation	930	—	930	(135)	—	(135)
Total	$2,549	$(406)	$2,143	$5,397	$(1,388)	$4,009

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $24.0 million at June 30, 2023, including $9.4 million in letters of credit and $14.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

(14) Subsequent Event

On July 14, 2023, the Company purchased 23 inland tank barges with a total capacity of 265,000 barrels from an undisclosed seller for $37 million in cash. The 23 tank barges transport petrochemicals and refined products on the Mississippi River System and the Gulf Intracoastal Waterway. The average age of the 23 barges was 14 years.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$777,248	$697,964	$1,527,692	$1,308,746
Net earnings attributable to Kirby	$57,367	$28,457	$98,065	$45,891
Net earnings per share attributable to Kirby common stockholders – diluted	$0.95	$0.47	$1.63	$0.76
Net cash provided by operating activities			$227,949	$95,644
Capital expenditures			$171,245	$79,059

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on the refund from the IRS. The 2022 second quarter included $1.5 million before taxes, $1.3 million after taxes, or $0.02 per share of severance expense.

Cash provided by operating activities for the 2023 first six months increased in comparison to the 2022 first six months primarily due to higher business activity levels and the receipt of the IRS refund. For the 2023 first six months, capital expenditures of $171.2 million included $128.2 million in KMT and $43.0 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2023 will be in the $300 million to $380 million range. Approximately $240 million is primarily for maintenance capital and improvements to existing marine equipment, including ballast water treatment systems on some coastal vessels, and facility improvements. The 2023 construction program also consists of growth capital of up to approximately $40 million for the construction of specialized inland equipment, and of up to approximately $100 million for new electric fracturing equipment.

The Company’s debt-to-capitalization ratio decreased to 24.3% at June 30, 2023 from 26.2% at December 31, 2022, primarily due an increase in total equity, primarily from net earnings attributable to Kirby of $98.1 million, and a reduction of debt outstanding of $81.2 million, partially offset by treasury stock purchases of $37.6 million. The Company’s debt outstanding as of June 30, 2023 and December 31, 2022 is detailed in Long-Term Financing below.

Marine Transportation

For both the 2023 second quarter and first six months, KMT generated 55% of the Company’s revenues compared to 58% for both the 2022 second quarter and first six months. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	June 30,
	2023	2022
Inland tank barges:
Owned	1,007	990
Leased	38	44
Total	1,045	1,034
Barrel capacity (in millions)	23.3	23.0

Active inland towboats (quarter average):
Owned	215	211
Chartered	66	59
Total	281	270

Coastal tank barges:
Owned	28	29
Leased	1	1
Total	29	30
Barrel capacity (in millions)	3.0	3.1

Coastal tugboats:
Owned	24	26
Chartered	1	3
Total	25	29

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

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

During the 2023 first six months, the Company brought back into service 18 inland tank barges, purchased a newly constructed inland specialty tank barge, and retired 11 inland tank barges. The net result was an increase of eight inland tank barges and approximately 0.2 million barrels of capacity during the 2023 first six months.

KMT revenues for the 2023 second quarter and first six months increased 5% and 10%, respectively, and operating income increased 108% and 125%, respectively, compared to the 2022 second quarter and first six months. The increases for the 2023 second quarter and first six months were primarily due to higher term and spot pricing and increased tank barge utilization in the inland and coastal markets. The 2023 and 2022 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway resulting in higher delay days. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. For both the 2023 second quarter and first six months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For both the 2022 second quarter and first six months, the inland tank barge fleet contributed 78% and the coastal fleet contributed 22% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter and the low 90% range during the 2023 second quarter compared to the mid-80% range during the 2022 first quarter and the low 90% range during the 2022 second quarter. The 2023 first six months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2022 first six months were impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges.

Coastal tank barge utilization levels averaged in the mid to high-90% range during both the 2023 first and second quarters compared to the low-90% range during both the 2022 first and second quarters. The increase in coastal tank barge utilization during 2023 was primarily due to continued improvements in market and customer demand.

During both the 2023 second quarter and first six months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. During both the 2022 second quarter and first six months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. Inland time charters during the 2023 second quarter and first six months represented approximately 62% and 61%, respectively, of inland revenues under term contracts compared with 57% in both the 2022 second quarter and first six months. During the 2023 second quarter and first six months, approximately 85% and 80%, respectively, of KMT coastal revenues were under term contracts. During the 2023 second quarter and first six months, approximately 15% and 20%, respectively, of KMT coastal revenues were under spot contracts. During both the 2022 second quarter and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2023 and 2022 second quarters and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
	March 31, 2023	June 30, 2023
Inland market:
Term increase	10% – 12%	10% – 12%
Spot increase	23% – 26%	26% – 29%
Coastal market (a):
Term increase	10% – 12%	16% – 18%
Spot increase	20% – 23%	25% – 28%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2023, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9%, excluding fuel.

KMT operating margin was 15.0% and 12.8% for the 2023 second quarter and first six months, respectively, compared to 7.6% and 6.3% for the 2022 second quarter and first six months, respectively.

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

For both the 2023 second quarter and first six months, KDS generated 45% of the Company’s revenues, of which 80% and 78%, respectively, were generated from service and parts and 20% and 22%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2023 second quarter and first six months increased 20% and 26%, respectively, and operating income increased 78% and 90%, respectively, compared with the 2022 second quarter and first six months. In the commercial and industrial market, the increases for the 2023 second quarter and first six months were primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2023 second quarter and first six months results. These increases were partially offset by continuing supply chain constraints and delays. For the 2023 second quarter and first six months, the commercial and industrial market contributed 52% and 54%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income improved compared to the 2022 second quarter and first six months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was impacted by ongoing supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2023 second quarter and first six months, the oil and gas market contributed 48% and 46%, respectively, of KDS revenues.

KDS operating margin was 8.5% and 7.6%, respectively, for the 2023 second quarter and first six months compared to 5.7% and 5.1%, respectively, for the 2022 second quarter and first six months.

Outlook

Refinery and petrochemical utilization levels remain at high levels. This is favorable for the Company’s barge utilization, which is strong in both inland and coastal markets, and for pricing, which continues to increase. Demand for the Company’s products and services continues to grow despite ongoing supply chain constraints and delays which could impact the Company’s KDS product deliveries. Overall, the Company expects both KMT and KDS to deliver improved financial results in the coming quarters. The Company continues to closely monitor the ever-changing economic landscape related to the impact of higher interest rates, and possible recessionary headwinds as it continues to move through 2023.

In the inland marine transportation market, the Company anticipates continued gradual upward movement in pricing and margins in the second half of 2023 as steady demand and a limited availability of equipment is expected to keep the market tight. As a result, the Company expects further pricing improvements in the spot market, which currently represents approximately 45% of inland revenues. Term contracts are also expected to continue to reset higher to reflect improved market conditions. These price increases are also critical in helping address the impact of persistent inflationary pressures in some areas of the Company’s business. In coastal marine, revenues and operating margins are being impacted this year by an approximate doubling of planned shipyard maintenance days with ballast water treatment installations on certain vessels. The Company expects modestly improved customer demand through the balance of the year with barge utilization in the low to mid-90% range. Rates are expected to continue slowly improving as the industry is approaching supply and demand balance across the fleet.

KDS results are largely influenced by the cycles of the oil and gas, marine, power generation, on-highway and other related industrial markets. Favorable oilfield fundamentals and steady demand in commercial and industrial are expected to continue throughout 2023 and into 2024. In the oil and gas market, despite the near-term headwinds of lower commodity prices and flat to declining rig counts, the Company expects strong demand for manufacturing as well as for OEM products, parts, and services. Within manufacturing, the Company expects demand for environmentally friendly pressure pumping and electric fracturing power generation equipment to remain strong, with new orders and increased deliveries of new equipment during the year. Supply chain issues and long lead times are expected to persist in the near-term, contributing to some volatility as deliveries of new products shift between quarters and into 2024. In commercial and industrial, steady markets are expected to help drive full year revenue growth, with increased activity in power generation, marine repair, and on-highway.

Acquisitions

On July 14, 2023, the Company purchased 23 inland tank barges with a total capacity of 265,000 barrels from an undisclosed seller for $37 million in cash. The 23 tank barges transport petrochemicals and refined products on the Mississippi River System and the Gulf Intracoastal Waterway. The average age of the 23 barges was 14 years. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in KDS. Financing of the purchases was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	%	2022	%	2023	%	2022	%
Marine transportation	$426,962	55%	$405,655	58%	$839,457	55%	$761,191	58%
Distribution and services	350,286	45	292,309	42	688,235	45	547,555	42
	$777,248	100%	$697,964	100%	$1,527,692	100%	$1,308,746	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Marine transportation revenues	$426,962	$405,655	5%	$839,457	$761,191	10%

Costs and expenses:
Costs of sales and operating expenses	275,618	294,343	(6)	557,641	548,702	2
Selling, general and administrative	33,605	28,294	19	68,592	60,630	13
Taxes, other than on income	7,962	7,990	—	15,269	15,810	(3)
Depreciation and amortization	45,526	44,211	3	90,668	88,297	3
	362,711	374,838	(3)	732,170	713,439	3
Operating income	$64,251	$30,817	108%	$107,287	$47,752	125%
Operating margins	15.0%	7.6%		12.8%	6.3%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2023 Second Quarter Revenue Distribution	2023 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2023 second quarter and first six months increased 5% and 10%, respectively, and operating income increased 108% and 125%, respectively, compared to the 2022 second quarter and first six months. The increases for the 2023 second quarter and first six months were primarily due to higher term and spot pricing and increased tank barge utilization in the inland and coastal markets. The 2023 and 2022 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway resulting in higher delay days. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. For both the 2023 second quarter and first six months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For both the 2022 second quarter and first six months, the inland tank barge fleet contributed 78% and the coastal fleet contributed 22% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter and the low 90% range during the 2023 second quarter compared to the mid-80% range during the 2022 first quarter and the low 90% range during the 2022 second quarter. The 2023 first six months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization while the 2022 first six months were impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges.

Coastal tank barge utilization levels averaged in the mid to high-90% range during both the 2023 first and second quarters compared to the low-90% range during both the 2022 first and second quarters. The increase in coastal tank barge utilization during 2023 was primarily due to continued improvements in market and customer demand.

The petrochemical market, which is the Company’s largest market, contributed 51% of KMT revenues for both the 2023 second quarter and first six months, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions as compared to the 2022 first six months.

The black oil market, which contributed 26% of KMT revenues for both the 2023 second quarter and first six months, reflected improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2023 first six months, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of KMT revenues for both the 2023 second quarter and first six months, reflected increased volumes in the inland market with improved refinery utilization and product levels.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2023 second quarter and first six months, reflected improved demand for transportation of both domestically produced and imported products.

For the 2023 second quarter, inland operations incurred 2,317 delay days, 16% fewer than the 2,762 delay days that occurred during the 2022 second quarter. For the 2023 first six months, inland operations incurred 6,442 delay days, 9% more than the 5,899 delays days that occurred during the 2022 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays on the Mississippi and Illinois rivers during the 2023 and 2022 first quarters.

During both the 2023 second quarter and first six months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. During both the 2022 second quarter and first six months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. Inland time charters during the 2023 second quarter and first six months represented approximately 62% and 61%, respectively, of inland revenues under term contracts compared with 57% in both the 2022 second quarter and first six months. During the 2023 second quarter and first six months, approximately 85% and 80%, respectively, of KMT coastal revenues were under term contracts. During the 2023 second quarter and first six months, approximately 15% and 20%, respectively, of KMT coastal revenues were under spot contracts. During both the 2022 second quarter and first six months, approximately 80% of the coastal revenues were under term contracts and 20% were spot contract revenues. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2023 and 2022 second quarters and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
	March 31, 2023	June 30, 2023
Inland market:
Term increase	10% – 12%	10% – 12%
Spot increase	23% – 26%	26% – 29%
Coastal market (a):
Term increase	10% – 12%	16% – 18%
Spot increase	20% – 23%	25% – 28%

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

Marine Transportation Costs and Expenses

Costs and expenses for the 2023 second quarter and first six months decreased 3% and increased 3%, respectively, compared to the 2022 second quarter and first six months. Costs of sales and operating expenses for the 2023 second quarter and first six months decreased 6% and increased 2%, respectively, compared with the 2022 second quarter and first six months. The decrease during the 2023 second quarter primarily reflected lower fuel costs, while the increase during the 2023 first six months primarily reflected improved business activity levels and inflationary cost pressures. The 2022 first quarter was negatively impacted by incremental costs associated with the COVID-19 Omicron variant.

The inland marine transportation fleet operated an average of 281 towboats during the 2023 second quarter, of which an average of 66 were chartered, compared to 270 during the 2022 second quarter, of which an average of 59 were chartered. The increase was primarily due to increasing business activity levels during the 2023 second quarter. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2023 second quarter, inland operations consumed 12.2 million gallons of diesel fuel compared to 12.6 million gallons consumed during the 2022 second quarter. The average price per gallon of diesel fuel consumed during the 2023 second quarter was $2.87 per gallon compared with $3.98 per gallon for the 2022 second quarter. During the 2023 first six months, inland operations consumed 24.4 million gallons of diesel fuel compared to 24.2 million gallons consumed during the 2022 first six months. The average price per gallon of diesel fuel consumed during the 2023 first six months was $3.09 per gallon compared with $3.27 per gallon for the 2022 first six months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2023 second quarter and first six months increased 19% and 13%, respectively, compared to the 2022 second quarter and first six months due to higher business activity levels and inflationary cost pressures. The increase for the 2023 second quarter and first six months was also due to salary and wage increases which went into effect July 1, 2022 and increased incentive compensation accruals.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2023 second quarter and first six months increased 108% and 125%, respectively, compared with the 2022 second quarter and first six months. The 2023 second quarter operating margin was 15.0% compared with 7.6% for the 2022 second quarter. The 2023 first six months operating margin was 12.8% compared with 6.3% for the 2022 first six months. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing and increased barge utilization in the inland and coastal markets, each as a result of improving business activity levels. The 2022 first quarter was negatively impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Distribution and services revenues	$350,286	$292,309	20%	$688,235	$547,555	26%

Costs and expenses:
Costs of sales and operating expenses	268,657	229,196	17	528,521	425,715	24
Selling, general and administrative	45,686	40,653	12	94,883	82,575	15
Taxes, other than on income	1,707	1,590	7	3,558	3,318	7
Depreciation and amortization	4,394	4,133	6	8,639	8,239	5
	320,444	275,572	16	635,601	519,847	22
Operating income	$29,842	$16,737	78%	$52,634	$27,708	90%
Operating margins	8.5%	5.7%		7.6%	5.1%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2023 Second Quarter Revenue Distribution	2023 Six Months Revenue Distribution	Customers
Commercial and Industrial	52%	54%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	48%	46%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2023 second quarter and first six months increased 20% and 26%, respectively, compared to the 2022 second quarter and first six months. In the commercial and industrial market, the increase for the 2023 second quarter and first six months was primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2023 second quarter and first six months results. These increases were partially offset by continuing supply chain constraints and delays. For the 2023 second quarter and first six months, the commercial and industrial market contributed 52% and 54%, respectively, of KDS revenues.

In the oil and gas market, revenues improved compared to the 2022 second quarter and first six months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was impacted by ongoing supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2023 second quarter and first six months, the oil and gas market contributed 48% and 46%, respectively, of KDS revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2023 second quarter and first six months increased 16% and 22%, respectively, compared with the 2022 second quarter and first six months. Costs of sales and operating expenses for the 2023 second quarter and first six months increased 17% and 24%, respectively, compared with the 2022 second quarter and first six months, reflecting higher demand in the marine and on-highway businesses in commercial and industrial markets as well as increased demand in the oil and gas market as a result of higher oilfield activity levels.

Selling, general and administrative expenses for the 2023 second quarter and first six months increased 12% and 15%, respectively, compared to the 2022 second quarter and first six months, primarily due to continued inflationary cost pressures, higher business activity and annual compensation increases which went into effect July 1, 2022.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2023 second quarter and first six months increased 78% and 90%, respectively, compared with the 2022 second quarter and first six months. The 2023 second quarter operating margin was 8.5% compared to 5.7% for the 2022 second quarter. The 2023 first six months operating margin was 7.6% compared to 5.1% for the 2022 first six months. The results reflect increased business levels in both the commercial and industrial and oil and gas markets.

General Corporate Expenses

General corporate expenses for the 2023 second quarter and first six months increased compared to the 2022 second quarter and first six months primarily due to higher legal and insurance costs. The 2023 first quarter also included costs related to strategic review and shareholder engagement.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $0.5 million for the 2023 second quarter and $2.7 million for the 2022 second quarter. The Company reported a net gain on disposition of assets of $2.7 million for the 2023 first six months and $7.6 million for the 2022 first six months. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Other income	$1,264	$3,740	(66)%	$7,707	$8,048	(4)%
Noncontrolling interests	$49	$(149)	(133)%	$126	$(301)	(142)%
Interest expense	$(12,286)	$(10,640)	15%	$(25,507)	$(20,843)	22%

Other Income

Other income for the 2023 and 2022 second quarters include income of $1.2 million and $3.5 million, respectively, and the 2023 and 2022 first six months includes income of $2.4 million and $6.9 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The 2023 first quarter also includes interest income associated with the IRS refund.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average debt	$1,024,071	$1,149,355	$1,112,956	$1,163,759
Average interest rate	4.7%	3.7%	4.6%	3.6%

Interest expense for the 2023 second quarter and first six months increased 15% and 22%, respectively, compared with the 2022 second quarter and first six months, primarily due to a higher average interest rate. There was no capitalized interest excluded from interest expense during the 2023 or 2022 first six months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2023	December 31, 2022	% Change
Assets:
Current assets	$1,168,656	$1,211,759	(4)%
Property and equipment, net	3,697,939	3,633,462	2
Operating lease right-of-use assets	152,504	154,507	(1)
Goodwill	438,748	438,748	—
Other intangibles, net	47,188	51,463	(8)
Other assets	69,544	64,985	7
	$5,574,579	$5,554,924	—%

Liabilities and stockholders’ equity:
Current liabilities	$656,297	$642,197	2%
Long-term debt, net – less current portion	990,954	1,076,326	(8)
Deferred income taxes	656,528	625,884	5
Operating lease liabilities – less current portion	142,470	142,140	—
Other long-term liabilities	15,521	23,209	(33)
Total equity	3,112,809	3,045,168	2
	$5,574,579	$5,554,924	—%

Current assets as of June 30, 2023 decreased 4% compared with December 31, 2022. Trade accounts receivable increased 8%, primarily due to increased business activity levels in both KMT and KDS. Other receivables decreased 65% as the Company received its tax refund of $70.4 million plus accrued interest in April 2023. Inventories increased by 9% due to higher activity and the impact of ongoing supply chain delays in KDS resulting in buildup for projects that will be delivered later in 2023 and into 2024. Prepaid expenses and other current assets decreased 5% primarily due to amortization of insurance premiums and the sale of assets held for sale.

Property and equipment, net of accumulated depreciation, at June 30, 2023 increased 2% compared with December 31, 2022. The increase reflected $176.3 million of capital additions (including an increase in accrued capital expenditures of $5.1 million), partially offset by $99.1 million of depreciation expense and $12.8 million of property disposals more fully described under Cash Flows and Capital Expenditures below.

Other intangibles, net, as of June 30, 2023 decreased 8% compared with December 31, 2022, primarily due to amortization during the 2023 first six months.

Other assets as of June 30, 2023 increased 7% compared with December 31, 2022, primarily due to additional deferred major maintenance drydock expenditures incurred during the 2023 first six months partially offset by amortization of drydock expenditures.

Current liabilities as of June 30, 2023 increased 2% compared with December 31, 2022. Deferred revenue increased 10% primarily due to deposits on equipment expected to be shipped later in 2023 in KDS.

Long-term debt, net – less current portion, as of June 30, 2023 decreased 8% compared with December 31, 2022, primarily reflecting the maturity of the 3.29% senior notes due February 27, 2023, offset by borrowings under the 3.46% and 3.51% senior notes due January 19, 2033 and the 2027 Revolving Credit Facility.

Deferred income taxes as of June 30, 2023 increased 5% compared with December 31, 2022, primarily reflecting the deferred tax provision of $30.2 million.

Other long-term liabilities as of June 30, 2023 decreased 33% compared with December 31, 2022, primarily due to a decrease in pension liabilities as a result of pension contributions of $7.7 million during the 2023 first six months and amortization of intangible liabilities.

Total equity as of June 30, 2023 increased 2% compared with December 31, 2022. The increase was primarily due to the net earnings attributable to Kirby of $98.1 million, amortization of share-based compensation of $8.9 million, and stock option exercises of $0.1 million, partially offset by treasury stock purchases of $37.6 million and tax withholdings of $3.6 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2023	December 31, 2022
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$27,000	$—
Term Loan due July 29, 2027 (a)	170,000	170,000
3.29% senior notes due February 27, 2023	—	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	—
Credit line due June 30, 2024	—	—
Bank notes payable	7,447	3,292
	1,004,447	1,083,292
Unamortized debt discounts and issuance costs (b)	(6,046)	(3,674)
	$998,401	$1,079,618
(a)
Variable interest rate of 6.6% at June 30, 2023.
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

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $0.1 million and available borrowing capacity was $472.9 million as of June 30, 2023.

The 2027 Term Loan is repayable in quarterly installments, with no repayments until June 30, 2025, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Credit Agreement provides for a variable interest rate based on the SOFR or a base rate calculated with reference to the prime rate quoted by The Wall Street Journal, the Federal Reserve Bank of New York Rate plus 0.5%, or the Alternate Base Rate. The interest rate varies with the Company’s credit rating and is currently 137.5 basis points over SOFR or 37.5 basis points over the Alternate Base Rate. The 2027 Credit Agreement contains certain financial covenants including an interest coverage ratio and debt-to-capitalization ratio. In addition to financial covenants, the 2027 Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, and changes in lines of business. The 2027 Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the 2027 Credit Agreement may be used for general corporate purposes including acquisitions. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity. Beginning in 2023, interest payments of $5.3 million will be due semi-annually on January 19 and July 19 of each year, with the exception of the first payment on January 19, 2023, which was $0.5 million. The 2033 Notes are unsecured and rank equally in right of payment with the Company's other unsecured senior indebtedness. The 2033 Notes contain certain covenants on the part of the Company, including an interest coverage covenant, a debt-to-capitalization covenant, and covenants relating to liens, asset sales and mergers, among others. The 2033 Notes also specify certain events of default, upon the occurrence of which the maturity of the notes may be accelerated, including failure to pay principal and interest, violation of covenants or default on other indebtedness, among others. The 2023 Notes were repaid using a combination of the proceeds from the issuance of the 2033 Notes and availability under the 2027 Revolving Credit Facility.

The Company has a $10 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $3.6 million and available borrowing capacity was $6.4 million as of June 30, 2023.

As of June 30, 2023, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2023 first six months with net cash provided by operating activities of $227.9 million compared with $95.6 million for the 2022 first six months, a 138% increase. Higher revenues and operating income in KMT and KDS during the 2023 first six months and the receipt of the IRS refund of $70.4 million plus accrued interest in April 2023 more than offset an increase in trade accounts receivable, primarily due to higher revenues and timing of collections, and increased inventory levels in KDS due to higher activity and managing supply chain challenges during the 2023 first six months. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing and increased barge utilization in the inland and coastal markets during the 2023 first six months. During the 2023 and 2022 second quarters and first six months, the Company generated cash of $20.5 million and $23.3 million, respectively, from proceeds from the disposition of assets, and $0.1 million and $3.9 million, respectively, from proceeds from the exercise of stock options.

For the 2023 first six months, cash generated was used for capital expenditures of $171.2 million, including $23.2 million for specialized inland equipment construction and $148.0 million primarily for upgrading existing marine equipment and KMT and KDS facilities.

Treasury Stock Purchases

During the 2023 first six months, the Company purchased 521,625 shares of its common stock for $37.6 million, at an average price of $72.08 per share. Subsequent to June 30, 2023 and through August 4, 2023, the Company purchased an additional 60,326 shares of its common stock for $4.6 million, at an average price of $76.03 per share. As of August 4, 2023, the Company had approximately 5.4 million shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 4, 2023 the Company also had cash and cash equivalents of $28.4 million, availability of $405.9 million under its 2027 Revolving Credit Facility, and $2.6 million available under its credit line.

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

There are numerous factors that may negatively impact the Company’s cash flows in 2023. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $24.0 million at June 30, 2023, including $9.4 million in letters of credit and $14.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s current bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, while the previous bank credit facilities also included Europe. A 1% increase in variable interest rates would impact the 2023 interest expense by $1.7 million based on balances outstanding at December 31, 2022, and would change the fair value of the Company’s debt by approximately 1.7%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2023, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 — April 30, 2023	2,000	$68.74	—	—
May 1 — May 31, 2023	246,229	$71.13	—	—
June 1 — June 30, 2023	226,546	$74.00	—	—
Total	474,775	$72.49	—	—

Purchases of the Company's common stock during the 2023 second quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Dated: August 7, 2023