Form 10-Q
period 2023-09-30
KIRBY CORP
filed 2023-11-06
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, 59.1 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,116	$80,577
Accounts receivable:
Trade – less allowance for doubtful accounts	514,631	483,406
Other	53,936	114,556
Inventories – net	505,506	461,848
Prepaid expenses and other current assets	79,382	71,372
Total current assets	1,195,571	1,211,759

Property and equipment	5,710,443	5,452,143
Accumulated depreciation	(1,928,319)	(1,818,681)
Property and equipment – net	3,782,124	3,633,462

Operating lease right-of-use assets	155,098	154,507
Goodwill	438,748	438,748
Other intangibles, net	45,058	51,463
Other assets	66,281	64,985
Total assets	$5,682,880	$5,554,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$9,608	$3,292
Income taxes payable	2,247	323
Accounts payable	258,126	278,081
Accrued liabilities	199,124	204,752
Current portion of operating lease liabilities	32,170	36,444
Deferred revenues	134,577	119,305
Total current liabilities	635,852	642,197

Long-term debt, net – less current portion	1,058,248	1,076,326
Deferred income taxes	672,711	625,884
Operating lease liabilities – less current portion	142,237	142,140
Other long-term liabilities	15,750	23,209
Total long-term liabilities	1,888,946	1,867,559

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	861,928	859,345
Accumulated other comprehensive income – net	19,078	16,853
Retained earnings	2,629,759	2,468,730
Treasury stock – at cost, 6.2 million shares at September 30, 2023 and 5.6 million at December 31, 2022	(360,420)	(308,598)
Total Kirby stockholders’ equity	3,156,892	3,042,877
Noncontrolling interests	1,190	2,291
Total equity	3,158,082	3,045,168
Total liabilities and equity	$5,682,880	$5,554,924

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$429,885	$433,040	$1,269,342	$1,194,231
Distribution and services	334,887	312,803	1,023,122	860,358
Total revenues	764,772	745,843	2,292,464	2,054,589

Costs and expenses:
Costs of sales and operating expenses	530,541	552,392	1,618,690	1,526,872
Selling, general and administrative	79,125	75,381	250,870	221,721
Taxes, other than on income	9,666	9,121	28,610	28,332
Depreciation and amortization	53,445	50,419	156,251	150,498
Gain on disposition of assets	(1,528)	(377)	(4,230)	(7,971)
Total costs and expenses	671,249	686,936	2,050,191	1,919,452

Operating income	93,523	58,907	242,273	135,137
Other income	1,589	3,805	9,296	11,853
Interest expense	(13,386)	(11,755)	(38,893)	(32,598)

Earnings before taxes on income	81,726	50,957	212,676	114,392
Provision for taxes on income	(18,722)	(11,713)	(51,733)	(28,956)

Net earnings	63,004	39,244	160,943	85,436
Net (earnings) loss attributable to noncontrolling interests	(40)	(153)	86	(454)

Net earnings attributable to Kirby	$62,964	$39,091	$161,029	$84,982

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.06	$0.65	$2.70	$1.41
Diluted	$1.05	$0.65	$2.68	$1.41

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net earnings	$63,004	$39,244	$160,943	$85,436

Other comprehensive income, net of taxes:
Pension and postretirement benefits	(61)	9,110	1,152	13,254
Foreign currency translation adjustments	143	(608)	1,073	(743)
Total other comprehensive income, net of taxes	82	8,502	2,225	12,511

Total comprehensive income, net of taxes	63,086	47,746	163,168	97,947
Net (earnings) loss attributable to noncontrolling interests	(40)	(153)	86	(454)

Comprehensive income attributable to Kirby	$63,046	$47,593	$163,254	$97,493

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Cash flows from operating activities:
Net earnings	$160,943	$85,436
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	156,251	150,498
Provision for deferred income taxes	46,441	25,986
Amortization of share-based compensation	12,310	11,448
Amortization of major maintenance costs	21,050	21,677
Other	(8,001)	(7,608)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(64,767)	(126,252)
Net cash provided by operating activities	324,227	161,185

Cash flows from investing activities:
Capital expenditures	(274,963)	(120,263)
Acquisitions of businesses and marine equipment	(37,500)	(3,900)
Proceeds from disposition of assets	21,846	32,904
Net cash used in investing activities	(290,617)	(91,259)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	100,316	21,664
Borrowings on long-term debt	240,000	250,000
Payments on long-term debt	(350,000)	(315,000)
Payment of debt issuance costs	(1,237)	(1,538)
Proceeds from exercise of stock options	3,431	3,885
Payments related to tax withholding for share-based compensation	(3,598)	(3,193)
Treasury stock purchases	(60,910)	(22,901)
Return of investment to noncontrolling interest and other	(73)	(665)
Net cash used in financing activities	(72,071)	(67,748)
Increase (decrease) in cash and cash equivalents	(38,461)	2,178

Cash and cash equivalents, beginning of year	80,577	34,813
Cash and cash equivalents, end of period	$42,116	$36,991

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$45,276	$39,754
Income taxes paid (refunded), net	$(67,118)	$2,097
Operating cash outflow from operating leases	$33,266	$33,412
Non-cash investing activity:
Capital expenditures included in accounts payable	$(2,305)	$(8,508)
Right-of-use assets obtained in exchange for lease obligations	$32,652	$14,329

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2023	65,472	$6,547	$857,965	$18,996	$2,566,795	(5,946)	$(339,659)	$2,165	$3,112,809
Stock option exercises	—	—	574	—	—	48	2,739	—	3,313
Issuance of stock for equity awards, net of forfeitures	—	—	(9)	—	—	—	9	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(2)	—	(2)
Amortization of unearned share-based compensation	—	—	3,398	—	—	—	—	—	3,398
Treasury stock purchases	—	—	—	—	—	(291)	(23,310)	—	(23,310)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(197)	—	(197)
Total comprehensive income, net of taxes	—	—	—	82	62,964	—	—	40	63,086
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Balance at September 30, 2023	65,472	$6,547	$861,928	$19,078	$2,629,759	(6,189)	$(360,420)	$1,190	$3,158,082

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2022	65,472	$6,547	$854,781	$(21,957)	$2,392,330	(5,501)	$(304,314)	$2,357	$2,929,744
Amortization of unearned share-based compensation	—	—	2,893	—	—	—	—	—	2,893
Treasury stock purchases	—	—	—	—	—	(76)	(4,816)	—	(4,816)
Total comprehensive income, net of taxes	—	—	—	8,502	39,091	—	—	153	47,746
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Balance at September 30, 2022	65,472	$6,547	$857,674	$(13,455)	$2,431,421	(5,577)	$(309,130)	$2,306	$2,975,363

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	357	—	—	61	3,074	—	3,431
Issuance of stock for equity awards, net of forfeitures	—	—	(10,084)	—	—	182	10,084	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(3,598)	—	(3,598)
Amortization of share-based compensation	—	—	12,310	—	—	—	—	—	12,310
Treasury stock purchases	—	—	—	—	—	(812)	(60,910)	—	(60,910)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(472)	—	(472)
Total comprehensive income, net of taxes	—	—	—	2,225	161,029	—	—	(86)	163,168
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Balance at September 30, 2023	65,472	$6,547	$861,928	$19,078	$2,629,759	$(6,189)	$(360,420)	$1,190	$3,158,082

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	691	—	—	58	3,194	—	3,885
Issuance of stock for equity awards, net of forfeitures	—	—	(8,977)	—	—	162	8,977	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(50)	(3,192)	—	(3,192)
Amortization of share-based compensation	—	—	11,448	—	—	—	—	—	11,448
Treasury stock purchases	—	—	—	—	—	(386)	(22,901)	—	(22,901)
Total comprehensive income, net of taxes	—	—	—	12,511	84,982	—	—	454	97,947
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(606)	(606)
Balance at September 30, 2022	65,472	$6,547	$857,674	$(13,455)	$2,431,421	(5,577)	$(309,130)	$2,306	$2,975,363

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

The Company purchased four inland tank barges from a leasing company for $0.5 million in cash during the 2023 third quarter. The Company had been leasing the barges prior to the purchase.

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in the distribution and services segment. Assets acquired consisted primarily of property and equipment.

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marine transportation segment:
Inland transportation	$353,635	$345,052	$1,043,330	$939,910
Coastal transportation	76,250	87,988	226,012	254,321
	$429,885	$433,040	$1,269,342	$1,194,231
Distribution and services segment:
Commercial and industrial	$211,485	$165,361	$581,275	$474,515
Oil and gas	123,402	147,442	441,847	385,843
	$334,887	$312,803	$1,023,122	$860,358

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time as the related performance obligation is satisfied. Revenues recognized during the nine months ended September 30, 2023 and 2022 that were included in the opening contract liability balances were $76.8 million and $54.6 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at September 30, 2023 or December 31, 2022. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $9.9 million and $29.6 million for the three months and nine months ended September 30, 2023, respectively, and $8.0 million and $21.9 million for the three and nine months ended September 30, 2022, respectively, as well as the related intersegment profit of $1.0 million and $3.0 million for the three months and nine months ended September 30, 2023, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Marine transportation	$429,885	$433,040	$1,269,342	$1,194,231
Distribution and services	334,887	312,803	1,023,122	860,358
	$764,772	$745,843	$2,292,464	$2,054,589
Segment profit:
Marine transportation	$63,467	$41,713	$170,754	$89,465
Distribution and services	33,194	22,268	85,828	49,976
Other	(14,935)	(13,024)	(43,906)	(25,049)
	$81,726	$50,957	$212,676	$114,392

	September 30, 2023	December 31, 2022
Total assets:
Marine transportation	$4,379,866	$4,285,647
Distribution and services	1,180,067	1,041,841
Other	122,947	227,436
	$5,682,880	$5,554,924

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General corporate expenses	$(4,666)	$(5,451)	$(18,539)	$(12,275)
Gain on disposition of assets	1,528	377	4,230	7,971
Interest expense	(13,386)	(11,755)	(38,893)	(32,598)
Other income	1,589	3,805	9,296	11,853
	$(14,935)	$(13,024)	$(43,906)	$(25,049)

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2023	December 31, 2022
General corporate assets	$120,620	$225,265
Investment in affiliates	2,327	2,171
	$122,947	$227,436

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$94,000	$94,000	$—	$—
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
3.29% senior notes due February 27, 2023	—	—	350,000	352,275
4.2% senior notes due March 1, 2028	500,000	451,293	500,000	477,660
3.46% senior notes due January 19, 2033	60,000	45,631	60,000	42,647
3.51% senior notes due January 19, 2033	240,000	183,351	—	—
Credit line due June 30, 2024	—	—	—	—
Bank notes payable	9,608	9,608	3,292	3,292
	1,073,608	953,883	1,083,292	1,045,874
Unamortized debt discounts and issuance costs (b)	(5,752)	—	(3,674)	—
	$1,067,856	$953,883	$1,079,618	$1,045,874
(a)
Variable interest rate of 6.8% at September 30, 2023.
(b)
Excludes $1.8 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2022.

The following table presents borrowings and payments under the bank credit facilities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Borrowings on bank credit facilities	$379,760	$171,884
Payments on bank credit facilities	(279,444)	(150,220)
	$100,316	$21,664

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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $0.1 million and available borrowing capacity was $405.9 million as of September 30, 2023.

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

The Company has a $10 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $7.3 million and available borrowing capacity was $2.7 million as of September 30, 2023.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2023	December 31, 2022
2023	$9,909	$41,227
2024	35,206	32,716
2025	26,222	24,807
2026	24,556	21,467
2027	22,453	19,253
Thereafter	97,780	95,582
Total lease payments	216,126	235,052
Less: imputed interest	(41,719)	(56,468)
Operating lease liabilities	$174,407	$178,584

The following table summarizes lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$10,481	$10,058	$31,711	$31,512
Variable lease cost	388	462	1,836	1,327
Short-term lease cost	8,167	7,567	23,597	18,296
Sublease income	(791)	(69)	(2,432)	(206)
	$18,245	$18,018	$54,712	$50,929

The following table summarizes other supplemental information about the Company’s operating leases:

	September 30, 2023	December 31, 2022
Weighted average discount rate	4.4%	4.1%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation cost	$3,398	$2,893	$12,310	$11,448
Income tax benefit	$747	$581	$2,994	$2,881

During the nine months ended September 30, 2023, the Company granted 184,375 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan, the majority of which vest ratably over five years and 31,526 shares of restricted stock to nonemployees directors of the Company under the director stock plan, the majority of which vest six months after the date of grant.

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

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) before taxes on income:
United States	$81,989	$50,906	$212,014	$114,167
Foreign	(263)	51	662	225
	$81,726	$50,957	$212,676	$114,392
Provision (benefit) for taxes on income:
Federal:
Current	$(3)	$(6)	$(3)	$513
Deferred	16,083	10,043	44,282	23,764
State and local:
Current	2,479	1,015	5,056	2,313
Deferred	121	608	2,159	2,222
Foreign - current	42	53	239	144
	$18,722	$11,713	$51,733	$28,956

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings attributable to Kirby	$62,964	$39,091	$161,029	$84,982
Undistributed earnings allocated to restricted shares	(31)	(18)	(50)	(27)
Earnings available to Kirby common stockholders – basic	62,933	39,073	160,979	84,955
Undistributed earnings allocated to restricted shares	31	18	50	27
Undistributed earnings reallocated to restricted shares	(31)	(18)	(50)	(27)
Earnings available to Kirby common stockholders – diluted	$62,933	$39,073	$160,979	$84,955

Shares outstanding:
Weighted average common stock issued and outstanding	59,413	59,923	59,739	60,107
Weighted average unvested restricted stock	(30)	(27)	(18)	(19)
Weighted average common stock outstanding – basic	59,383	59,896	59,721	60,088
Dilutive effect of stock options and restricted stock units	363	286	312	281
Weighted average common stock outstanding – diluted	59,746	60,182	60,033	60,369

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.06	$0.65	$2.70	$1.41
Diluted	$1.05	$0.65	$2.68	$1.41

Certain outstanding options to purchase approximately 33,000 and 396,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2023 and 2022, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 11,000 shares of common stock were also excluded in the computation of diluted earnings per share as of September 30, 2022 as such RSUs would have been antidilutive. There were no antidilutive RSUs as of September 30, 2023.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$386,353	$358,702
Work in process	119,153	103,146
	$505,506	$461,848

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $8.0 million to the Higman pension plan during the nine months ended September 30, 2023. The Company expects to make additional contributions of $0.2 million during the remainder of 2023.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$924	$1,634	$—	$—
Interest cost	4,589	3,694	11	7
Expected return on plan assets	(5,727)	(7,099)	—	—
Amortization of actuarial loss	—	6	6	7
Net periodic benefit cost	$(214)	$(1,765)	$17	$14

	Pension Benefits
	Pension Plans		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$2,772	$4,903	$—	$—
Interest cost	13,767	11,056	32	22
Expected return on plan assets	(17,182)	(21,395)	—	—
Amortization of actuarial loss	—	248	18	22
Net periodic benefit cost	$(643)	$(5,188)	$50	$44

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic benefit cost:
Interest cost	$6	$5	$17	$13
Amortization of actuarial gain	(86)	(98)	(258)	(295)
Net periodic benefit cost	$(80)	$(93)	$(241)	$(282)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three Months Ended September 30,
	2023			2022
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(80)	$18	$(62)	$(85)	$21	$(64)
Actuarial gains	1	—	1	12,265	(3,091)	9,174
Foreign currency translation	143	—	143	(608)	—	(608)
Total	$64	$18	$82	$11,572	$(3,070)	$8,502

	Nine Months Ended September 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(240)	$58	$(182)	$(25)	$4	$(21)
Actuarial gains	1,778	(444)	1,334	17,737	(4,462)	13,275
Foreign currency translation	1,073	—	1,073	(743)	—	(743)
Total	$2,611	$(386)	$2,225	$16,969	$(4,458)	$12,511

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $27.6 million at September 30, 2023, including $13.0 million in letters of credit and $14.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$764,772	$745,843	$2,292,464	$2,054,589
Net earnings attributable to Kirby	$62,964	$39,091	$161,029	$84,982
Net earnings per share attributable to Kirby common stockholders – diluted	$1.05	$0.65	$2.68	$1.41
Net cash provided by operating activities			$324,227	$161,185
Capital expenditures			$274,963	$120,263

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

Cash provided by operating activities for the 2023 first nine months increased in comparison to the 2022 first nine months primarily due to higher business activity levels and the receipt of the IRS refund. For the 2023 first nine months, capital expenditures of $275.0 million included $193.0 million in KMT and $82.0 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2023 will be in the $330 million to $380 million range. Approximately $240 million is primarily for maintenance capital and improvements to existing marine equipment, including ballast water treatment systems on some coastal vessels, and facility improvements. The 2023 construction program also consists of growth capital of up to approximately $40 million for the construction of specialized inland equipment, and of up to approximately $100 million for new electric fracturing equipment.

The Company’s debt-to-capitalization ratio decreased to 25.3% at September 30, 2023 from 26.2% at December 31, 2022, primarily due an increase in total equity, primarily from net earnings attributable to Kirby of $161.0 million, and a reduction of debt outstanding of $11.8 million, partially offset by treasury stock purchases of $60.9 million. The Company’s debt outstanding as of September 30, 2023 and December 31, 2022 is detailed in Long-Term Financing below.

Marine Transportation

For the 2023 third quarter and first nine months, KMT generated 56% and 55%, respectively, of the Company’s revenues compared to 58% for both the 2022 third quarter and first nine months. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	September 30,
	2023	2022
Inland tank barges:
Owned	1,037	997
Leased	34	38
Total	1,071	1,035
Barrel capacity (in millions)	23.6	23.0

Active inland towboats (quarter average):
Owned	219	215
Chartered	55	59
Total	274	274

Coastal tank barges:
Owned	28	28
Leased	-	1
Total	28	29
Barrel capacity (in millions)	2.9	3.0

Coastal tugboats:
Owned	24	24
Chartered	1	3
Total	25	27

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

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

During the 2023 first nine months, the Company brought back into service 20 inland tank barges, purchased 23 inland tank barges, purchased three newly constructed inland specialty tank barges, and retired 12 inland tank barges. The net result was an increase of 34 inland tank barges and approximately 0.5 million barrels of capacity during the 2023 first nine months.

KMT revenues for the 2023 third quarter and first nine months decreased 1% and increased 6%, respectively, and operating income increased 52% and 91%, respectively, compared to the 2022 third quarter and first nine months. The decrease in revenues for the 2023 third quarter was primarily due to lower tank barge utilization as a result of Illinois River lock closures and several refinery outages, as well as lower fuel rebills in the inland market. The increase in revenues for the first nine months was primarily due to higher term and spot pricing and increased tank barge utilization in the inland and coastal markets. The 2023 and 2022 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway resulting in higher delay days. The 2022 first quarter was also impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. For both the 2023 third quarter and first nine months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For the 2022 third quarter and first nine months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter and the high 80% range during the 2023 third quarter compared to the mid-80% range during the 2022 first quarter and the low 90% range during both the 2022 second and third quarters. The 2023 first nine months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization, partially offset by Illinois River lock closures and several refinery outages during the 2023 third quarter while the 2022 first nine months were impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges.

Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2023 first and second quarters and the mid-90% range during the 2023 third quarter compared to the low 90% range during both the 2022 first and second quarters and the low to mid-90% range during the 2022 third quarter. The increase in coastal tank barge utilization during 2023 was primarily due to continued improvements in market and customer demand.

During both the 2023 third quarter and first nine months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. During both the 2022 third quarter and first nine months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. Inland time charters during the 2023 third quarter and first nine months represented approximately 66% and 63%, respectively, of inland revenues under term contracts compared with 56% and 57% in the 2022 third quarter and first nine months, respectively. During the 2023 third quarter and first nine months, approximately 90% and 85%, respectively, of KMT coastal revenues were under term contracts. During the 2023 third quarter and first nine months, approximately 10% and 15%, respectively, of KMT coastal revenues were under spot contracts. During the 2022 third quarter and first nine months, approximately 65% and 75%, respectively, of KMT coastal revenues were under term contracts and 35% and 25%, respectively, were spot contracts. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2023 and 2022 third quarters and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023
Inland market:
Term increase	10% – 12%	10% – 12%	7% – 9%
Spot increase	23% – 26%	26% – 29%	14% – 16%
Coastal market (a):
Term increase	10% – 12%	16% – 18%	10% – 12%
Spot increase	20% – 23%	25% – 28%	31% – 33%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2023, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9%, excluding fuel.

KMT operating margin was 14.8% and 13.5% for the 2023 third quarter and first nine months, respectively, compared to 9.6% and 7.5% for the 2022 third quarter and first nine months, respectively.

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

For the 2023 third quarter and first nine months, KDS generated 44% and 45%, respectively, of the Company’s revenues, of which 80% and 79%, respectively, were generated from service and parts and 20% and 21%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2023 third quarter and first nine months increased 7% and 19%, respectively, and operating income increased 49% and 72%, respectively, compared with the 2022 third quarter and first nine months. In the commercial and industrial market, the increases for the 2023 third quarter and first nine months were primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2023 third quarter and first nine months results. These increases were partially offset by continuing supply chain constraints and delays. For the 2023 third quarter and first nine months, the commercial and industrial market contributed 63% and 57%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income improved compared to the 2022 third quarter and first nine months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was impacted by ongoing supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2023 third quarter and first nine months, the oil and gas market contributed 37% and 43%, respectively, of KDS revenues.

KDS operating margin was 9.9% and 8.4% for the 2023 third quarter and first nine months, respectively, compared to 7.1% and 5.8% for the 2022 third quarter and first nine months, respectively.

Outlook

Overall, the Company expects both KMT and KDS to deliver improved financial results in 2023 and going into 2024. In KMT, refinery and petrochemical activity levels remain high. This is favorable for pricing, which continues to increase, and for the Company’s barge utilization, which is strong in both inland and coastal markets. In KDS, demand for the Company’s products and services continues to grow despite ongoing supply chain constraints and delays which could impact the Company’s product deliveries. The Company remains mindful of the ever-changing economic landscape related to the impact of higher interest rates, and possible recessionary headwinds as it moves into 2024.

In the inland marine transportation market, the Company anticipates continued gradual upward movement in pricing for the remainder of 2023 and into 2024 as favorable conditions are expected to continue, driven by the combination of high refinery and petrochemical plant utilization and minimal new barge construction across the industry. As a result, the Company expects further pricing improvements in the spot market, which currently represents approximately 45% of inland revenues. Term contracts are also expected to continue to reset higher as a result of improved market conditions. These price increases are also critical in helping address the impact of persistent inflationary pressures in some areas of the Company’s business. The Company expects these strengths to be partially offset in the 2023 fourth quarter by increasing delay days due to normal seasonal weather conditions, lock delays, and low water conditions on the Mississippi River. In coastal marine, revenues and operating margins are impacted this year by an approximate doubling of planned shipyard maintenance days including ballast water treatment installations on certain vessels. The Company expects steady customer demand through the balance of the year with barge utilization in the low to mid-90% range. Rates are expected to continue improving as the availability of equipment is reduced across the industry due to improved economic conditions and a heavier than normal maintenance cycle. For the fourth quarter, coastal revenues are expected to increase modestly compared to 2023 third quarter as the Company continues to progress through major shipyards with the timing of some possibly shifting into early 2024.

KDS results are largely influenced by the cycles of the oil and gas, marine, power generation, on-highway and other related industrial markets. Stable demand in commercial and industrial and favorable oilfield fundamentals are expected to continue throughout the remainder of 2023 and into 2024. In commercial and industrial, steady markets are expected to remain in the fourth quarter with incremental activity in power generation, marine repair, and on-highway. This activity is expected to be partially offset by lower rental equipment activity as the hurricane season winds down. In the oil and gas market, despite the near-term volatility in commodity prices and rig counts, the Company expects continued demand for manufacturing as well as for OEM products, parts, and services. Within manufacturing, the Company expects demand for environmentally friendly pressure pumping and electric fracturing power generation equipment to remain strong, with new orders and increased deliveries of new equipment for the remainder of 2023 and into 2024. Supply chain issues and long lead times are expected to persist in the near-term, contributing to some volatility with the potential for deliveries of some products to shift into 2024.

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

The Company purchased four inland tank barges from a leasing company for $0.5 million in cash during the 2023 third quarter. The Company had been leasing the barges prior to the purchase. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

On March 31, 2022, the Company paid $3.9 million in cash to purchase assets of a gearbox repair company in KDS. Financing of the purchases was through cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	%	2022	%	2023	%	2022	%
Marine transportation	$429,885	56%	$433,040	58%	$1,269,342	55%	$1,194,231	58%
Distribution and services	334,887	44	312,803	42	1,023,122	45	860,358	42
	$764,772	100%	$745,843	100%	$2,292,464	100%	$2,054,589	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Marine transportation revenues	$429,885	$433,040	(1)%	$1,269,342	$1,194,231	6%

Costs and expenses:
Costs of sales and operating expenses	278,979	306,817	(9)	836,620	855,519	(2)
Selling, general and administrative	33,000	32,794	1	101,592	93,424	9
Taxes, other than on income	7,783	7,346	6	23,052	23,156	—
Depreciation and amortization	46,656	44,370	5	137,324	132,667	4
	366,418	391,327	(6)	1,098,588	1,104,766	(1)
Operating income	$63,467	$41,713	52%	$170,754	$89,465	91%
Operating margins	14.8%	9.6%		13.5%	7.5%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2023 Third Quarter Revenue Distribution	2023 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2023 third quarter and first nine months decreased 1% and increased 6%, respectively, and operating income increased 52% and 91%, respectively, compared to the 2022 third quarter and first nine months. The decrease in revenues for the 2023 third quarter was primarily due to lower tank barge utilization as a result of Illinois River lock closures and several refinery outages, as well as lower fuel rebills in the inland market. The increase in revenues for the first nine months was primarily due to higher term and spot pricing and increased tank barge utilization in the inland and coastal markets. The 2023 and 2022 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, flooding on the Mississippi River, and various lock closures along the Gulf Intracoastal Waterway resulting in higher delay days. The 2022 first quarter was also impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. For both the 2023 third quarter and first nine months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For the 2022 third quarter and first nine months, the inland tank barge fleet contributed 80% and 79%, respectively, and the coastal fleet contributed 20% and 21%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter and the high 80% range during the 2023 third quarter compared to the mid-80% range during the 2022 first quarter and the low 90% range during both the 2022 second and third quarters. The 2023 first nine months reflected increasing activity levels as a result of higher refinery and petrochemical plant utilization, partially offset by Illinois River lock closures and several refinery outages during the 2023 third quarter while the 2022 first nine months were impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges.

Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2023 first and second quarters and the mid-90% range during the 2023 third quarter compared to the low 90% range during both the 2022 first and second quarters and the low to mid-90% range during the 2022 third quarter. The increase in coastal tank barge utilization during 2023 was primarily due to continued improvements in market and customer demand.

The petrochemical market, which is the Company’s largest market, contributed 51% of KMT revenues for both the 2023 third quarter and first nine months, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle as compared to the 2022 first nine months.

The black oil market, which contributed 26% of KMT revenues for both the 2023 third quarter and first nine months, reflected improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2023 first nine months, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of KMT revenues for both the 2023 third quarter and first nine months, reflected increased volumes in the inland market with improved refinery utilization and product levels.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2023 third quarter and first nine months, reflected improved demand for transportation of both domestically produced and imported products.

For the 2023 third quarter, inland operations incurred 1,548 delay days, 24% more than the 1,253 delay days that occurred during the 2022 third quarter. For the 2023 first nine months, inland operations incurred 7,990 delay days, 12% more than the 7,152 delays days that occurred during the 2022 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected Illinois River lock closures during the 2023 third quarter and poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays on the Mississippi and Illinois rivers during the 2023 and 2022 first quarters.

During both the 2023 third quarter and first nine months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. During both the 2022 third quarter and first nine months, approximately 60% of KMT inland revenues were under term contracts and 40% were spot contract revenues. Inland time charters during the 2023 third quarter and first nine months represented approximately 66% and 63%, respectively, of inland revenues under term contracts compared with 56% and 57% in the 2022 third quarter and first nine months, respectively. During the 2023 third quarter and first nine months, approximately 90% and 85%, respectively, of KMT coastal revenues were under term contracts. During the 2023 third quarter and first nine months, approximately 10% and 15%, respectively, of KMT coastal revenues were under spot contracts. During the 2022 third quarter and first nine months, approximately 65% and 75%, respectively, of KMT coastal revenues were under term contracts and 35% and 25%, respectively, were spot contracts. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both the 2023 and 2022 third quarters and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023
Inland market:
Term increase	10% – 12%	10% – 12%	7% – 9%
Spot increase	23% – 26%	26% – 29%	14% – 16%
Coastal market (a):
Term increase	10% – 12%	16% – 18%	10% – 12%
Spot increase	20% – 23%	25% – 28%	31% – 33%
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

Marine Transportation Costs and Expenses

Costs and expenses for the 2023 third quarter and first nine months decreased 6% and 1%, respectively, compared to the 2022 third quarter and first nine months. Costs of sales and operating expenses for the 2023 third quarter and first nine months decreased 9% and 2%, respectively, compared with the 2022 third quarter and first nine months. The decrease during the 2023 third quarter and first nine months reflected lower fuel costs, partially offset by improved business activity levels and inflationary cost pressures. The 2022 first quarter was negatively impacted by incremental costs associated with the COVID-19 Omicron variant.

The inland marine transportation fleet operated an average of 274 towboats during the 2023 third quarter, of which an average of 55 were chartered, compared to 274 during the 2022 third quarter, of which an average of 59 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2023 third quarter, inland operations consumed 11.6 million gallons of diesel fuel compared to 12.5 million gallons consumed during the 2022 third quarter. The average price per gallon of diesel fuel consumed during the 2023 third quarter was $2.71 per gallon compared with $4.24 per gallon for the 2022 third quarter. During the 2023 first nine months, inland operations consumed 35.9 million gallons of diesel fuel compared to 36.7 million gallons consumed during the 2022 first nine months. The average price per gallon of diesel fuel consumed during the 2023 first nine months was $2.97 per gallon compared with $3.60 per gallon for the 2022 first nine months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2023 third quarter and first nine months increased 1% and 9%, respectively, compared to the 2022 third quarter and first nine months due to higher business activity levels and inflationary cost pressures. The increase for the 2023 third quarter and first nine months was also due to compensation increases, partially offset by lower legal costs as compared to the 2022 third quarter.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2023 third quarter and first nine months increased 52% and 91%, respectively, compared with the 2022 third quarter and first nine months. The 2023 third quarter operating margin was 14.8% compared with 9.6% for the 2022 third quarter. The 2023 first nine months operating margin was 13.5% compared with 7.5% for the 2022 first nine months. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets as a result of improving business activity levels, high utilization and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle. The 2022 first quarter was negatively impacted by the COVID-19 Omicron variant as increased cases among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Distribution and services revenues	$334,887	$312,803	7%	$1,023,122	$860,358	19%

Costs and expenses:
Costs of sales and operating expenses	251,163	245,223	2	779,684	670,938	16
Selling, general and administrative	43,701	39,289	11	138,584	121,864	14
Taxes, other than on income	1,812	1,749	4	5,370	5,067	6
Depreciation and amortization	5,017	4,274	17	13,656	12,513	9
	301,693	290,535	4	937,294	810,382	16
Operating income	$33,194	$22,268	49%	$85,828	$49,976	72%
Operating margins	9.9%	7.1%		8.4%	5.8%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2023 Third Quarter Revenue Distribution	2023 Nine Months Revenue Distribution	Customers
Commercial and Industrial	63%	57%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	37%	43%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2023 third quarter and first nine months increased 7% and 19%, respectively, compared to the 2022 third quarter and first nine months. In the commercial and industrial market, the increase for the 2023 third quarter and first nine months was primarily attributable to strong economic activity across the United States which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to the 2023 third quarter and first nine months results. These increases were partially offset by continuing supply chain constraints and delays. For the 2023 third quarter and first nine months, the commercial and industrial market contributed 63% and 57%, respectively, of KDS revenues.

In the oil and gas market, revenues improved compared to the 2022 third quarter and first nine months due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was impacted by ongoing supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For the 2023 third quarter and first nine months, the oil and gas market contributed 37% and 43%, respectively, of KDS revenues.

Distribution and Services Costs and Expenses

Costs and expenses for the 2023 third quarter and first nine months increased 4% and 16%, respectively, compared with the 2022 third quarter and first nine months. Costs of sales and operating expenses for the 2023 third quarter and first nine months increased 2% and 16%, respectively, compared with the 2022 third quarter and first nine months, reflecting continued inflationary cost pressures, higher demand in the marine and on-highway businesses in commercial and industrial markets, and increased demand in the oil and gas market as a result of higher oilfield activity levels.

Selling, general and administrative expenses for the 2023 third quarter and first nine months increased 11% and 14%, respectively, compared to the 2022 third quarter and first nine months, primarily due to continued inflationary cost pressures, higher business activity and compensation increases.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2023 third quarter and first nine months increased 49% and 72%, respectively, compared with the 2022 third quarter and first nine months. The 2023 third quarter operating margin was 9.9% compared to 7.1% for the 2022 third quarter. The 2023 first nine months operating margin was 8.4% compared to 5.8% for the 2022 first nine months. The results reflect increased business levels in both the commercial and industrial and oil and gas markets, as well as cost management initiatives.

General Corporate Expenses

General corporate expenses for the 2023 first nine months increased compared to the 2022 first nine months primarily due to higher legal and insurance costs. The 2023 first quarter also included costs related to strategic review and shareholder engagement.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1.5 million for the 2023 third quarter and $0.4 million for the 2022 third quarter. The Company reported a net gain on disposition of assets of $4.2 million for the 2023 first nine months and $8.0 million for the 2022 first nine months. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Other income	$1,589	$3,805	(58)%	$9,296	$11,853	(22)%
Noncontrolling interests	$(40)	$(153)	(74)%	$86	$(454)	(119)%
Interest expense	$(13,386)	$(11,755)	14%	$(38,893)	$(32,598)	19%

Other Income

Other income for the 2023 and 2022 third quarters includes income of $1.2 million and $3.5 million, respectively, and the 2023 and 2022 first nine months includes income of $3.6 million and $10.3 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The 2023 first quarter also includes interest income associated with the IRS refund.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average debt	$1,071,262	$1,228,759	$1,099,058	$1,185,426
Average interest rate	4.9%	3.7%	4.7%	3.6%

Interest expense for the 2023 third quarter and first nine months increased 14% and 19%, respectively, compared with the 2022 third quarter and first nine months, primarily due to a higher average interest rate partially offset by lower average debt. There was no capitalized interest excluded from interest expense during the 2023 or 2022 first nine months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2023	December 31, 2022	% Change
Assets:
Current assets	$1,195,571	$1,211,759	(1)%
Property and equipment, net	3,782,124	3,633,462	4
Operating lease right-of-use assets	155,098	154,507	—
Goodwill	438,748	438,748	—
Other intangibles, net	45,058	51,463	(12)
Other assets	66,281	64,985	2
	$5,682,880	$5,554,924	2%

Liabilities and stockholders’ equity:
Current liabilities	$635,852	$642,197	(1)%
Long-term debt, net – less current portion	1,058,248	1,076,326	(2)
Deferred income taxes	672,711	625,884	7
Operating lease liabilities – less current portion	142,237	142,140	—
Other long-term liabilities	15,750	23,209	(32)
Total equity	3,158,082	3,045,168	4
	$5,682,880	$5,554,924	2%

Current assets as of September 30, 2023 decreased 1% compared with December 31, 2022. Trade accounts receivable increased 6%, primarily due to increased business activity levels in both KMT and KDS. Other receivables decreased 53% as the Company received its tax refund of $70.4 million plus accrued interest in April 2023. Inventories increased by 9% due to higher activity and the impact of ongoing supply chain delays in KDS resulting in buildup for projects that will be delivered later in 2023 and into 2024. Prepaid expenses and other current assets increased 11% primarily due to the increase in the price of diesel fuel purchased in September 2023 and the timing of payments of insurance premiums.

Property and equipment, net of accumulated depreciation, at September 30, 2023 increased 4% compared with December 31, 2022. The increase reflected $277.3 million of capital additions (including an increase in accrued capital expenditures of $2.3 million), and $37.5 million of acquisitions of barge equipment, partially offset by $150.4 million of depreciation expense and $15.8 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Other intangibles, net, as of September 30, 2023 decreased 12% compared with December 31, 2022, primarily due to amortization during the 2023 first nine months.

Current liabilities as of September 30, 2023 decreased 1% compared with December 31, 2022. Accounts payable decreased 7% primarily due to timing of inventory purchases, partially offset by higher business activity levels. Deferred revenue increased 13% primarily due to deposits on equipment expected to be shipped later in 2023 and 2024 in KDS.

Long-term debt, net – less current portion, as of September 30, 2023 decreased 2% compared with December 31, 2022, primarily reflecting the maturity of the 3.29% senior notes due February 27, 2023, offset by borrowings under the 3.46% and 3.51% senior notes due January 19, 2033 and the 2027 Revolving Credit Facility.

Deferred income taxes as of September 30, 2023 increased 7% compared with December 31, 2022, primarily reflecting the deferred tax provision of $46.4 million.

Other long-term liabilities as of September 30, 2023 decreased 32% compared with December 31, 2022, primarily due to a decrease in pension liabilities as a result of pension contributions of $7.6 million during the 2023 first nine months and amortization of intangible liabilities.

Total equity as of September 30, 2023 increased 4% compared with December 31, 2022. The increase was primarily due to the net earnings attributable to Kirby of $161.0 million, amortization of share-based compensation of $12.3 million, and stock option exercises of $3.4 million, partially offset by treasury stock purchases of $60.9 million and tax withholdings of $3.6 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2023	December 31, 2022
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$94,000	$—
Term Loan due July 29, 2027 (a)	170,000	170,000
3.29% senior notes due February 27, 2023	—	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	—
Credit line due June 30, 2024	—	—
Bank notes payable	9,608	3,292
	1,073,608	1,083,292
Unamortized debt discounts and issuance costs (b)	(5,752)	(3,674)
	$1,067,856	$1,079,618
(a)
Variable interest rate of 6.8% at September 30, 2023.
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

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $0.1 million and available borrowing capacity was $405.9 million as of September 30, 2023.

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

The Company has a $10 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $7.3 million and available borrowing capacity was $2.7 million as of September 30, 2023.

As of September 30, 2023, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2023 first nine months with net cash provided by operating activities of $324.2 million compared with $161.2 million for the 2022 first nine months, a 101% increase. Higher revenues and operating income in KMT and KDS and the receipt of the IRS refund of $70.4 million plus accrued interest in April 2023 more than offset an increase in trade accounts receivable, primarily due to higher revenues and timing of collections, and increased inventory levels in KDS due to higher activity and managing supply chain challenges during the 2023 first nine months. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing and increased barge utilization in the inland and coastal markets during the 2023 first nine months. During the 2023 and 2022 third quarters and first nine months, the Company generated cash of $21.8 million and $32.9 million, respectively, from proceeds from the disposition of assets, and $3.4 million and $3.9 million, respectively, from proceeds from the exercise of stock options.

For the 2023 first nine months, cash generated was used for capital expenditures of $275.0 million, including $35.5 million for specialized inland equipment construction and $239.5 million primarily for upgrading existing marine equipment, new electric fracturing equipment, and KMT and KDS facilities. In addition, as more fully described under Acquisitions above, $37.5 million was used for acquisitions of barge equipment in KMT.

Treasury Stock Purchases

During the 2023 first nine months, the Company purchased 811,880 shares of its common stock for $60.9 million, at an average price of $75.02 per share. Subsequent to September 30, 2023 and through November 3, 2023, the Company purchased an additional 193,432 shares of its common stock for $15.3 million, at an average price of $79.01 per share. As of November 3, 2023, the Company had approximately 5.0 million shares available under its existing repurchase authorization. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock repurchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 3, 2023 the Company also had cash and cash equivalents of $53.2 million, availability of $416.0 million under its 2027 Revolving Credit Facility, and $2.7 million available under its credit line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $27.6 million at September 30, 2023, including $13.0 million in letters of credit and $14.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company has certain mechanisms designed to help mitigate the impacts of rising costs. For example, KMT has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be largely passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. In KDS, the cost of major components for large manufacturing orders is secured with suppliers at the time a customer order is finalized, which somewhat limits exposure to inflation. The repair portion of KDS is based on prevailing current market rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s current bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, while the previous bank credit facilities also included banks in Europe. A 1% increase in variable interest rates would impact the 2023 interest expense by $1.7 million based on balances outstanding at December 31, 2022, and would change the fair value of the Company’s debt by approximately 1.8%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2023, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 — July 31, 2023	60,326	$76.03	—	—
August 1 — August 31, 2023	149,028	$79.98	—	—
September 1 — September 30, 2023	80,901	$84.09	—	—
Total	290,255	$80.31	—	—

Purchases of the Company's common stock during the 2023 third quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors.

Item 5. Other Information

During the three months ended September 30, 2023, the following Section 16 officers adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name & Title	Date Adopted	Character of Trading Arrangement(a)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(b)	Other Material Terms	Date Terminated
David W. Grzebinski President & Chief Executive Officer	9/20/2023	Rule 10b5-1 Trading Arrangement	Up to 18,000 shares to be sold	2/12/2024 - 2/23/2024	N/A	N/A
Raj Kumar Executive Vice President and Chief Financial Officer	8/21/2023	Rule 10b5-1 Trading Arrangement	Up to 9,178 shares to be sold	12/12/2023 - 7/31/2024	N/A	N/A
Scott P. Miller Vice President and Chief Information Officer	8/2/2023	Rule 10b5-1 Trading Arrangement	Up to 7,915 shares to be sold	1/26/2024 - 4/15/2024	N/A	N/A
Scott P. Miller Vice President and Chief Information Officer	3/8/2023	Rule 10b5-1 Trading Arrangement	Up to 8,718 shares to be sold(c)	6/15/2023 - 4/15/2024	N/A	8/2/2023

(a)
Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(b)
Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table, subject to certain conditions. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule, which is at least 90 days for executive officers and directors under the Company's insider trading policies.
(c)
As of the date of termination, 607 shares had been sold under this Rule 10b5-1 trading arrangement.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the three months ended September 30, 2023 by the Company’s directors and Section 16 officers. Each of the trading arrangements are in accordance with the Company’s policy against insider trading, and actual sale transactions made pursuant to such trading arrangements have been or will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

Dated: November 6, 2023