Form 10-K
period 2023-12-31
KIRBY CORP
filed 2024-02-20
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2023, was $4.5 billion. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 16, 2024, 58,522,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 26, 2024, to be filed with the Commission pursuant to Regulation 14A, and the related annual report for the fiscal year ended December 31, 2023, to be provided to the Company's stockholders pursuant to Rule 14a-3(b) are incorporated by reference into Parts II and III of this report.

KIRBY CORPORATION
2023 FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company, through its marine transportation segment (“KMT”), transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. Through its distribution and services segment (“KDS”), the Company sells after-market service and genuine replacement parts for engines, transmissions, reduction gears, and power generation equipment used in oil and gas and commercial and industrial applications. The Company also rents a variety of power generation and industrial equipment, manufactures and remanufactures oilfield service equipment, including pressure pumping units, and manufactures electric power generation equipment for oilfield service customers.

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

The following documents are available on the Company’s website in the Investor Relations section under Governance Documents:

•	Audit Committee Charter	•	Corporate Governance Guidelines
•	Compensation Committee Charter	•	Clawback Policy
•	ESG and Nominating Committee Charter	•	Insider Trading Policy
•	Business Ethics Guidelines

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

The Company, through KMT, is a provider of marine transportation services, operating tank barges and towing vessels transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. The Company operates offshore dry-bulk barge and tugboat units engaged in the offshore transportation of dry-bulk cargoes in the United States coastal trade. The segment is a provider of transportation services for its customers and, in almost all cases, does not assume ownership of the products that it transports. All of the Company’s vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.

The Company, through KDS, sells after-market services and genuine replacement parts for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and control systems, energy storage battery systems, and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, and manufacturers cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers.

The Company has approximately 5,450 employees, the large majority of whom are in the United States.

MARINE TRANSPORTATION

KMT is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of December 31, 2023, the equipment owned or operated by KMT consisted of 1,076 inland tank barges with 23.7 million barrels of capacity, and an average of 281 inland towboats during the fourth quarter of 2023, as well as 28 coastal tank barges with 2.9 million barrels of capacity, 25 coastal tugboats, four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	384	15.9	4,499,000
Over 20,000 barrels	637	14.6	18,301,000
Specialty double hull	55	37.6	924,000
Total inland tank barges	1,076	16.2	23,724,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	29	34.7
1400 to 1900 horsepower	31	25.0
2000 to 2400 horsepower	165	12.8
2500 to 3200 horsepower	42	10.9
3300 to 4800 horsepower	9	23.4
Greater than 5000 horsepower	5	24.1
Total inland towboats	281	16.7

Coastal tank barges (owned):
30,000 barrels and under	2	29.0	37,000
50,000 to 70,000 barrels	3	18.3	111,000
80,000 to 90,000 barrels	8	19.9	677,000
100,000 to 110,000 barrels	6	17.5	630,000
120,000 to 150,000 barrels	3	22.0	416,000
Over 150,000 barrels	6	8.1	1,046,000
Total coastal tank barges	28	17.6	2,917,000

Coastal tugboats (owned and chartered):
2000 to 2900 horsepower	1	48.1
3000 to 3900 horsepower	1	21.0
4000 to 4900 horsepower	7	19.0
5000 to 6900 horsepower	10	7.8
Greater than 7000 horsepower	6	13.5
Total coastal tugboats	25	14.4

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	4	25.1	67,000

Offshore tugboats and docking tugboat (owned and chartered)	5	32.5

The 281 inland towboats, 25 coastal tugboats, four offshore tugboats and one docking tugboat provide the power source and the 1,076 inland tank barges, 28 coastal tank barges and four offshore dry-bulk cargo barges provide the freight capacity for KMT. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to up to 25 tank barges, depending upon the horsepower of the towboat, the waterway infrastructure capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

Marine Transportation Industry Fundamentals

The United States inland waterway system, composed of a network of interconnected rivers and canals that serve the nation as water highways, is one of the world’s most efficient transportation systems. The nation’s inland waterways are vital to the United States distribution system, with over one billion short tons of cargo moved annually on United States shallow draft waterways. The inland waterway system extends approximately 26,000 miles, 12,000 miles of which are generally considered significant for domestic commerce, through 38 states, with 635 shallow draft ports. These navigable inland waterways link the United States heartland to the world.

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

Based on cost, safety, and level of emissions, barge transportation is often the most efficient and safest means of surface transportation of bulk commodities when compared to railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 23.7 million barrels equates to approximately 39,700 railroad tank cars or approximately 124,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 675 miles by inland barge on one gallon of fuel on a typical tow, compared to 472 miles by railcar or 151 miles by truck for typical transits. From an emissions perspective, transport by rail and tractor-trailer tank trucks emit approximately 40% and 800%, respectively, more CO2 per ton mile of cargo transported than by inland tank barge. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 2.9 million barrels equates to approximately 4,800 railroad tank cars or approximately 15,300 tractor-trailer tank trucks. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and often in areas relatively remote from population centers. These factors generally help to reduce the number of waterway incidents.

Inland Tank Barge Industry

The Company operates within the United States inland tank barge industry, a diverse and independent mixture of approximately 25 large integrated transportation companies and small operators, as well as captive fleets owned by refining and petrochemical companies. The inland tank barge industry provides marine transportation of bulk liquid cargoes for customers and, in the case of captives, for their own account, throughout the Mississippi River and its tributaries and on the Gulf Intracoastal Waterway. The most significant markets in this industry include the transportation of petrochemicals, black oil, refined petroleum products, and agricultural chemicals. The Company operates in each of these markets. The use of marine transportation by the petroleum and petrochemical industry is a major reason for the location of United States refineries and petrochemical facilities on navigable inland waterways. Texas and Louisiana currently account for approximately 80% of the United States production of petrochemicals. Much of the United States farm belt is likewise situated with access to the inland waterway system, relying on marine transportation of farm products, including agricultural chemicals. The Company’s principal distribution system encompasses the Gulf Intracoastal Waterway from Brownsville, Texas, to Port St. Joe, Florida, the Mississippi River System and the Houston Ship Channel. The Mississippi River System includes the Arkansas, Illinois, Missouri, Ohio, Red, Tennessee, Yazoo, Ouachita and Black Warrior Rivers and the Tennessee-Tombigbee Waterway.

The number of tank barges that operate on the inland waterways of the United States increased from 2,750 in 2006 to approximately 4,000 by the end of 2019. The increase from 2,750 tank barges in 2006 to approximately 4,000 by the end of 2019 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The number of industry tank barges has remained relatively constant from 2019 through the end of 2023. The Company’s 1,076 inland tank barges represent approximately 27% of the industry’s approximately 4,007 inland tank barges.

For 2022, the Company estimates that industry-wide, 22 new tank barges were placed in service and retirements, net of reactivations, were flat. For 2023, the Company estimates that industry-wide 27 new tank barges were placed in service and 48 tank barges were retired. During 2021, the Company’s inland barge utilization improved to the mid-to high 80% range by the fourth quarter as the economy began to recover from the COVID-19 pandemic. During 2022, the Company’s inland barge utilization improved to the low 90% range reflecting increased activity levels as a result of higher refinery and petrochemical plant utilization. During 2023, the Company’s inland barge utilization remained in the low 90% range as improved activity levels were offset by lock closures and several refinery outages. The Company estimates that approximately 25 to 30 new tank barges have currently been ordered for delivery in 2024. Generally, the risk of an oversupply of tank barges may be mitigated by increased petrochemical, black oil and refined petroleum products volumes from increased production from current facilities, plant expansions, the opening of new facilities, and the fact that the inland tank barge industry has approximately 600 tank barges that are 30 years old or older and approximately 400 of those are 40 years old or older, which could lead to retirement of these older tank barges. The average age of the nation’s inland tank barge fleet is approximately 18 years.

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

The number of coastal tank barges that operate in the 195,000 barrels or less category is approximately 264, of which the Company operates 28 or approximately 11%. The average age of the nation’s coastal tank barge fleet is approximately 15 years. The Company is aware of no specialized coastal articulated tank barge and tugboat units (“ATB”) that were delivered in 2023 with no further ATBs currently under construction. The coastal tank barge fleet has approximately 20 tank barges that are over 25 years old industry-wide. The number of older tank barges, coupled with ballast water treatment regulations, could lead to further retirements of these older tank barges in the next few years.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by refining and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 1,076 tank barges as of December 31, 2023, or approximately 27% of the estimated total number of domestic inland tank barges.

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

While the Company competes primarily with other tank barge companies, it also competes with companies who operate refined product and petrochemical pipelines, railroad tank cars, and tractor-trailer tank trucks. As noted above, the Company believes that both inland and coastal marine transportation of bulk liquid products enjoy a substantial cost advantage over railroad and truck transportation on a barrel per mile basis. The Company believes that refined product and crude oil pipelines, although often a less expensive form of transportation than inland and coastal tank barges, are not as adaptable to diverse products and are generally limited to fixed point-to-point distribution of commodities in high volumes over extended periods of time.

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. During 2023, the Company’s inland marine transportation operation moved over 56 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda. These products are consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 51% of the segment’s 2023 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 26% of the segment’s 2023 revenues. Black oil customers are refining companies, marketers, and end users that require the transportation of black oil between refineries and storage terminals, to other refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 20% of the segment’s 2023 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 3% of the segment’s 2023 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Petrochemical products are used in both consumer non-durable and durable goods. Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. During 2021, inland barge utilization improved from the mid-70% range during the 2021 first quarter to the mid-to high 80% range in the 2021 fourth quarter as the economy recovered from the impact of COVID-19. During 2022, the Company’s inland barge utilization improved to the high 80% range reflecting increased activity levels as a result of higher refinery and petrochemical plant utilization. During 2023, the Company’s inland barge utilization improved to the low 90% range as improved activity levels were partially offset by lock closures and several refinery outages. Coastal tank barge utilization for the transportation of petrochemicals increased from the low 90% range in 2022 to the mid 90% range during 2023 due to improved economic conditions.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2021 through 2023, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, albeit, at reduced levels as some of the product was transported by newly constructed pipelines. During 2021, volumes recovered from the lows seen in 2020 as economic activity improved. During 2021, inland black oil tank barge utilization averaged in the mid-70% range during the first nine months of 2021 and recovered to the high 80% range in the 2021 fourth quarter. During 2022, inland black oil tank barge utilization further improved to the high 90% range in the 2022 fourth quarter. During 2023, inland black oil tank barge utilization averaged in the high 90% range. Coastal black oil tank barge utilization averaged in the mid 90% range in 2022 and the high 90% range in 2023 as utilization was supported by a higher percentage of term contracts. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel, and weather conditions. Volumes can also be affected by gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to the Gulf Coast. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas rely upon access to refined petroleum products by using marine transportation in the distribution chain. In 2022, coastal refined petroleum products tank barge utilization averaged in the low 90% range. During 2023, coastal refined petroleum products tank barge utilization averaged in the high 90% range as activity levels continued to improve.

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

Marine Transportation Operations

KMT operated a fleet of 1,076 inland tank barges and an average of 281 inland towboats during the 2023 fourth quarter, as well as 28 coastal tank barges and 25 coastal tugboats. The segment also operated four offshore dry-bulk cargo barges, four offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 1,076 inland tank barges currently operated, 826 are petrochemical and refined petroleum products barges, 157 are black oil barges, 83 are pressure barges and 10 are refrigerated anhydrous ammonia barges. Of the 1,076 inland tank barges, 1,043 are owned by the Company and 33 are leased.

The fleet of 281 inland towboats for the 2023 fourth quarter ranges from 800 to 6,100 horsepower. Of the 281 inland towboats, 214 are owned by the Company and 67 are chartered. Towboats in the 800 to 2,100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1,400 to 3,200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3,600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under term contracts, which have contract terms of 12 months or longer, or spot contracts, which have contract terms of less than 12 months, with customers with whom the Company has traditionally had long-standing relationships. Typically, term contracts range from one to three years, some of which have renewal options. During 2021, approximately 65% of inland marine transportation revenues were under term contracts and 35% were under spot contracts. During 2022 and 2023, approximately 60% of inland marine transportation revenues were under term contracts and 40% were under spot contracts.

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

San Jac Marine, LLC (“San Jac”), a subsidiary of Kirby Inland Marine, owns and operates a shipyard in Channelview, Texas which builds marine vessels for both inland and coastal applications, and provide maintenance and repair services. Kirby Inland Marine also builds inland towboats and performs routine maintenance and repairs at the San Jac shipyard.

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

The coastal fleet consists of 28 tank barges with 2.9 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. The Company owns all 28 of the coastal tank barges. Of the 28 coastal tank barges, 20 are refined petroleum products and petrochemical barges and 8 are black oil barges. The Company operates 25 coastal tugboats ranging from 2,400 to 11,000 horsepower, of which all 24 are owned by the Company.

Coastal marine transportation services are typically conducted under term contracts, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships. During 2021, approximately 80% of the coastal marine transportation revenues were under term contracts and 20% were under spot contracts. During 2022, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were under spot contracts. During 2023, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were under spot contracts.

Kirby Offshore Marine also operates a fleet of two offshore dry-bulk barge and tugboat units involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels have typically operated under term contracts of affreightment of a year or longer.

Kirby Ocean Transport owns and operates a fleet of two offshore dry-bulk barges, two offshore tugboats and one docking tugboat. Kirby Ocean Transport operates primarily under term contracts of affreightment.

Kirby Ocean Transport is also engaged in the transportation of coal, fertilizer, sugar and other bulk cargoes on a spot basis between domestic ports and occasionally the transportation of grain from domestic ports to ports primarily in the Caribbean Basin.

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

The Company enters into agreements with its customers to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not include escalation provisions to recover changes in specific costs such as fuel. Time charter or contracts of affreightment of one year or greater are considered term contract revenues and agreements of less than a year are included in spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 63% of the marine transportation’s inland revenues under term contracts during 2023, and 58% of the revenue under term contracts during 2022 and 2021. Spot contracts typically involve an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility.

The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a reasonably predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and customers’ peak demands. During 2021, approximately 65% of inland marine transportation revenues were under term contracts and 35% were under spot contracts. During both 2022 and 2023, approximately 60% of inland marine transportation revenues were under term contracts and 40% were under spot contracts. Coastal time charters represented approximately 85% of the marine transportation’s coastal revenues under term contracts in 2021 and approximately 90% of coastal revenues under term contracts in 2022 and 2023.

No single customer of KMT accounted for 10% or more of the Company’s revenues in 2023, 2022, or 2021.

DISTRIBUTION AND SERVICES

The Company, through its wholly owned subsidiary Kirby Distribution & Services, Inc. and its wholly owned subsidiaries Kirby Engine Systems LLC, (“Kirby Engine Systems”), Stewart & Stevenson LLC (“S&S”), United Holdings LLC (“United”), and Diesel Dash LLC and through Kirby Engine Systems’ wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”) and Engine Systems, Inc. (“Engine Systems”), serves two markets, commercial and industrial, and oil and gas. The Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield service equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, electrical motors, drives, and controls, specialized electrical distribution and control systems, energy storage battery systems, and related equipment used in oilfield services, marine, power generation, on-highway, and other commercial and industrial applications. Customers are served through a network of 63 branch locations across 17 states and Colombia, South America, as well as a proprietary on-line marketplace, www.dieseldash.com. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, for North American as well as for international oilfield service companies, and oil and gas operator and producer markets. The Company also sells engines, transmissions, power generation systems, and rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of commercial and industrial applications, including for oilfield service and railroad customers.

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

No single customer of KDS accounted for 10% or more of the Company’s revenues in 2023, 2022, or 2021. KDS also provides service to KMT, which accounted for approximately 3% of KDS’s 2023 and 2022 revenues, and 2% of the segment's 2021 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for KDS (dollars in thousands):

	Year Ended December 31,
	2023	%	2022	%	2021	%
Service and parts	$1,071,297	78%	$962,187	82%	$813,875	88%
Manufacturing	298,406	22	205,600	18	109,867	12
	$1,369,703	100%	$1,167,787	100%	$923,742	100%

Commercial and Industrial Operations

The Company serves the marine, on-highway, power generation, and other commercial and industrial markets primarily in the United States. The commercial and industrial operations represented approximately 59% of the segment’s 2023 revenues.

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

The Company has power generation operations throughout the United States providing in-house and in-field repair capabilities and products for power generation applications. Through its Rocky Mount, North Carolina operation, the Company serves as the exclusive worldwide distributor of EMD products to the nuclear industry, the worldwide distributor for Woodward, Inc. products to the nuclear industry, the worldwide distributor of Cooper Machinery Services (“Cooper”) products to the nuclear industry and owns the assets and technology necessary to support the Nordberg medium-speed diesel engines used in nuclear applications. In addition, the Rocky Mount operation is an exclusive distributor for Norlake Manufacturing Company transformer products to the nuclear industry, an exclusive distributor of Hannon Company generator and motor products to the nuclear industry, and a non-exclusive distributor of analog Weschler Instruments metering products and an exclusive distributor of digital Weschler metering products to the nuclear industry. The Company is also a non-exclusive distributor of Ingersoll Rand air start equipment to the nuclear industry worldwide.

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

The Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel, John Deere, MTU and Volvo Penta parts. The Company is also the marine distributor for Falk and Lufkin reduction gears throughout the United States.

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

Oil and Gas Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The oil and gas operations represented approximately 41% of the segment’s 2023 revenues. The Company offers custom fabricated oilfield service equipment that is fully tested and field ready. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders, coil tubing, well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems. The Company sells OEM replacement parts, and sells and services diesel engines, electric drives, motors and controls, pumps and transmissions, and offers in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison Transmission and a major distributor for MTU in North America.

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

Oil and Gas Competitive Conditions

The Company’s primary competitors in the oil and gas market are other oilfield equipment manufacturers and remanufacturers, and equipment service companies. While price is a major determinant in the competitive process, equipment availability, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids.

Governmental Regulations

General. The Company’s operations, products, and services are subject to various government regulations, which vary based upon its operations across and within its business segments.

In KMT, the Company’s marine transportation operations are subject to regulation by the United States Coast Guard (“USCG”), federal laws, state laws, the laws of other countries when operating in their waters, and certain international conventions. The agencies establish safety requirements and standards and are authorized to investigate incidents.

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

When the Company does operate in foreign jurisdictions, it is subject to the legal and regulatory requirements of those jurisdictions in addition to those generally applicable to the Company's domestic operations. This is primarily applicable to the coastal business of the KMT segment and Colombia branches in the KDS segment. Further, to the extent the Company does business with foreign counterparties, it is subject to additional rules and regulations, in particular, with regard to import and export compliance and the Foreign Corrupt Practices Act (“FCPA”), or similar local applicable anti-bribery laws. The Company provides anti-corruption training to all of its employees.

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

Environmental Regulations

The Company’s operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, as well as many coastal and inland waterway states and international jurisdictions to the extent that the Company’s vessels transit in international waters or the Company operates in such jurisdictions. Government regulations require the Company to obtain permits, licenses and certificates for the operation of its vessels and its facilities in both KMT and KDS. Failure to maintain necessary permits or approvals could require the Company to incur costs or temporarily suspend operation of one or more of its vessels or other facilities. Violations of these laws may result in civil and criminal penalties, fines, or other sanctions.

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

The USCG adopted regulations on ballast water management treatment systems establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act. The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for ballast water management systems (“BWMS”). The BWMS implementation was suspended until December 2016 at which time the USCG approved manufacturers’ systems that met the regulatory discharge standard equivalent to the International Maritime Organization’s D-2 standard. The phase-in schedule for those existing vessels requiring a system to install a BWMS is dependent on vessel build date, ballast water capacity, and drydock schedule. Compliance with the ballast water treatment regulations requires the installation of equipment on some of the Company’s vessels to treat ballast water before it is discharged. The installation of BWMS equipment has required and continues to require significant capital expenditures in accordance with the compliance schedule established by the USCG in 33 CFR 151 to complete the installation of the approved system on those existing vessels that require a system in order to comply with the BWMS regulations. During 2024, the Company expects to complete installation of an approved BWMS on the last such barge currently in its fleet.

Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over 300 gross tons operating in the Exclusive Economic Zone of the United States have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility (“COFR”) issued by the USCG. The majority of the Company’s tank barges are subject to this COFR requirement, and the Company has fully complied with this requirement since its inception. The States of Alaska, California, and Washington have implemented state financial responsibility requirements. Currently, the States of California and Alaska require a COFR and the State of Washington is in the process of implementing a COFR requirement to be effective during the course of 2024. The Company does not foresee any current or future difficulty in maintaining the COFR certificates or meeting financial responsibility requirements under current federal or state rules.

Clean Air Regulations. The Federal Clean Air Act of 1979 (“CAA”) requires states to draft State Implementation Plans (“SIPs”) under the National Ambient Air Quality Standards designed to reduce atmospheric pollution for six common air pollutants to levels mandated by this act. The EPA designates areas in the United States as meeting or not meeting the standards. Several SIPs implement the regulation of barge loading and discharging emissions at waterfront facilities as a measure to meet the CAA standard. The implementation of these regulations requires a reduction of hydrocarbon emissions released into the atmosphere during the loading of most petroleum products and the degassing and cleaning of barges for maintenance or change of cargo. These regulations require vessel operators that operate in states with areas of nonattainment of air quality standards under the CAA to install vapor control equipment on their barges. The Company expects that future emission regulations will be developed and will apply this same technology to many chemicals that are handled by barge. Most of the Company’s barges engaged in the transportation of petrochemicals, chemicals and refined petroleum products are already equipped with vapor control systems. KDS, particularly in its oil and gas equipment service and manufacturing and the power generation businesses, must closely adhere to federal regulatory requirements relating to emissions for stationary and non-road engines. Although a risk exists that new regulations could require significant capital expenditures by the Company and otherwise increase the Company’s costs, the Company believes that, based upon the regulations that have been proposed thus far, no material capital expenditures beyond those currently contemplated by the Company and no material increase in costs are likely to be required.

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

Occupational Health Regulations. The Company’s inspected vessel operations are primarily regulated by the USCG for occupational health standards. Uninspected vessel operations, the Company’s shore-based personnel, and employees in the Company’s KDS segment are subject to OSHA regulations. The Company believes that it is in compliance with the provisions of the regulations that have been adopted and does not believe that the adoption of any further regulations will impose additional material requirements on the Company. There can be no assurance, however, that claims will not be made against the Company for work related illness or injury, or that the further adoption of health regulations will not adversely affect the Company.

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

Training. The Company believes that among the major elements of a successful and productive workforce are effective training programs. The Company also believes that training in the proper performance of a job enhances both the safety and quality of the service provided. New technology, regulatory compliance, personnel safety, quality and environmental concerns create additional demands for training. Refer to Human Capital below for further discussion regarding training programs the Company has developed and instituted.

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

Human Capital

Employment. The Company has approximately 5,450 employees, the large majority of whom are in the United States. The large majority of non-vessel employees work full-time. Vessel employees work varying schedules according to their assignments. The Company has approximately 110 general corporate employees. The Company supports its employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

KMT has approximately 3,070 employees, of which approximately 2,350 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 413 vessel employees, some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 217 Kirby Offshore Marine vessel crew members are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit in effect through August 31, 2025. In addition, approximately 108 vessel crew members of Penn Maritime Inc., a wholly owned subsidiary of Kirby Offshore Marine, are represented by the Seafarers International Union under a collective bargaining agreement in effect through May 1, 2025.

KDS has approximately 2,270 employees. None of the United Holdings and Kirby Engine Systems operations are subject to collective bargaining agreements. Approximately 50 S&S employees in New Jersey are subject to a collective bargaining agreement with the Local 15C, International Union of Operating Engineers, AFL-CIO that expires in October 2028. The remaining S&S employees are not subject to collective bargaining agreements.

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

For the marine business, the Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges, and a tank barge simulator for tankermen training. During 2023, approximately 1,750 certificates were issued for the completion of courses at the training facility, of which approximately 930 were USCG approved classes and the balance were employee development and Company required classes, including leadership, communication, and navigation courses. The Company uses the Seaman’s Church Institute as an additional training resource for its wheelhouse crewmembers. The marine segment provides a clear career progression for vessel personnel from entry level deckhand to captain and regularly reviews promotions from one level to another.

In distribution and services, the Company operates regional training centers providing instructor-led, skill-based training classes to certify its technicians to work on diesel engines, transmissions, and power generation equipment. KDS has multiple career progressions within its numerous job groups. In 2022, KDS launched an apprentice program at various locations. The Company continues to recruit and train apprentices for technical roles.

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

In addition, the Company facilitates many training courses that cover a range of topics that enhance specific skill sets, increase productivity, and educate employees about safety and team morale across both business segments. Training classes include environmental, health, and safety classes, compliance, leadership, and general business skills related courses. Environmental, health, and safety topics include defensive and distracted driving, first aid basic and medical emergencies, global safety principles, oil management, and hazardous substances training. Compliance topics include anti-corruption and anti-human trafficking training, cybersecurity awareness, business ethics, compliance, and promoting diversity. Skill related topics include business writing, risk-based thinking, initiating and planning a project, and transitioning into a project management role.

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

Succession Planning. Succession planning is a key responsibility of the CEO and the Vice President – Human Resources and is a critical annual process for the Company’s senior management and its Board. Senior management reviews their succession plans regularly throughout the year and on an annual basis provides the Board an in-depth review of the top three levels of management. This process looks at qualifications, time in role, readiness to advance, diversity, and required development. The Board engages with many of these individuals through presentations on a variety of projects and subjects. The development initiatives undertaken with those in the succession plan may comprise of 360-degree feedback, high level post graduate work, targeted development work around strengthening a needed competency, or additional industry exposure.

Culture, Engagement, and Social Responsibility. The Company recognizes the importance of employee engagement and has implemented a regular process of surveying its employees to obtain their feedback on both what is working well and areas of improvement. One of the main take-aways from the 2023 survey was 90% of employees surveyed agree that Kirby is committed to Employee Safety. In addition, employees believe the Company operates with strong values, has a strong safety culture, and would recommend working for the Company to others.

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

Information about the Company’s Executive Officers

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
David W. Grzebinski	62	President and Chief Executive Officer
Raj Kumar	51	Executive Vice President and Chief Financial Officer
Christian G. O’Neil	51	President – Kirby Inland Marine, Kirby Offshore Marine, San Jac Marine, LLC, and Kirby Offshore Wind, LLC
Dorman L. Strahan	67	President – Kirby Engine Systems
Ronald A. Dragg	60	Vice President, Controller and Assistant Secretary
Amy D. Husted	55	Vice President, General Counsel and Secretary
Julie M. Kruger	43	Vice President – Human Resources
Scott P. Miller	45	Vice President and Chief Information Officer
Kurt A. Niemietz	51	Vice President – Investor Relations and Treasurer
William M. Woodruff	63	Vice President – Public and Governmental Affairs

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

Raj Kumar is a member of CPA Australia and holds a Master of Business Administration degree from Columbia University in New York City and a Bachelor of Business in Accounting degree from Deakin University in Australia. He has served as Executive Vice President and Chief Financial Officer since November 2021. Prior to joining the Company, Mr. Kumar served as Vice President and

Chief Financial Officer of Dril-Quip, Inc. from 2020 to 2021, Vice President and Chief Accounting Officer from 2019 to 2020, and Vice President and Treasurer from 2017 to 2019. Prior to joining Dril-Quip, he served as Vice President Finance at Frank’s International from 2015 to 2017. Prior to that, he served as a segment controller at LyondellBasell and in Division CFO, treasury, strategic planning and corporate development positions at FMC and Dell Inc.

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

Julie M. Kruger holds a Bachelor of Science degree from Texas A&M University. She has served the Company as Vice President Human Resources since March 2023. She served as Senior Director Human Resources from May 2020 to March 2023. Prior to joining the Company, she served in a variety of roles in human resources at increasing levels of leadership at Key Energy Services from July 2007 to February 2020, including as Vice President Human Resources from March 2019 to February 2020 and Senior Human Resources Director from November 2016 to March 2019.

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

Marine Transportation Segment Risk Factors

The Inland Waterway infrastructure is aging and may result in increased costs and disruptions to KMT. Maintenance of the United States inland waterway system is vital to the Company’s operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. Currently, 35% of the cost of new construction and major rehabilitation of locks and dams is paid by marine transportation companies through a 29 cent per gallon waterway user tax and the remaining 65% of waterway infrastructure and improvement is paid from general federal tax revenues. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on the Company’s ability to deliver products for its customers on a timely basis. In addition, any additional user taxes that may be imposed in the future to fund infrastructure improvements would increase the Company’s operating expenses.

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

KMT has approximately 3,070 employees, of which approximately 2,350 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 413 vessel employees, of whom approximately 325 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas. While the COVID-19 pandemic caused some crewing issues, the Company was able to manage its operations with limited vessel delays and disruption of services, including some loss of revenue and incremental costs in the Company’s inland and coastal businesses. The Company expects that it would be able to similarly manage its operations in the future were an event of similar impact to occur again, but there is no guarantee that it would be able to do so.

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

KMT is subject to natural gas and crude oil prices as well as the volatility of their prices as well as the volatility in production of refined products and petrochemicals in the United States. For 2023, 51% of KMT’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. As a result of the COVID-19 pandemic and petrochemical and refinery plant shutdowns, 2020 and 2021 petrochemical and refined products volumes decreased relative to 2019. Volumes began to recover in 2021 and have continued to increase in 2022 and 2023 as economic activity improved. The United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. In addition, eight new United States petrochemical projects, including expansion of existing plants, were completed during 2022, with an additional five projects completed during 2023 and four scheduled to be completed in 2024. These projects should provide additional movements for KMT. Higher natural gas and crude oil prices are generally better for the Company’s businesses; however, higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which could negatively impact the Company.

Demand for tank barge transportation services is driven by the production of volumes of the bulk liquid commodities such as petrochemicals, black oil and refined petroleum products that the Company transports by tank barge. This production can depend on the prevailing level of natural gas and crude oil prices, as well as the volatility of their prices. In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product demand and therefore increased demand for tank barge transportation services. However, during 2016 and 2017 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. By the end of 2019, the Company estimates that number of tank barges had declined to 335 inland tank barges and approximately five coastal tank barges transporting crude and natural gas condensate. During 2020, the COVID-19 pandemic and oil price volatility resulted in a sharp decrease in volumes of crude and natural gas condensate being transported. As of the end of 2021, approximately 160 to 170 inland tank barges and one coastal tank barge were transporting crude and natural gas condensate. As of the end of 2022, the Company estimates that approximately 170 to 200 inland tank barges were transporting crude and natural gas condensate. As of the end of 2023, the Company estimates that approximately 190 to 220 inland tank barges were transporting crude and natural gas condensate. Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on KMT including as a result of lower spot and term contract rates and/or reluctance to enter into or extend term contracts.

KMT could be adversely impacted by the construction of tank barges. At the present time, there are an estimated 4,007 inland tank barges in the United States, of which the Company operates 1,076, or 27%. For 2021, the Company estimated that industry-wide 70 new tank barges were placed in service, and 90 tank barges were retired. For 2022, the Company estimates that industry-wide 22 new tank barges were placed in service and retirements, net of reactivations, were flat. For 2023, the Company estimates that industry-wide 27 new tank barges were placed in service and 48 tank barges were retired. The Company estimates that approximately 25 to 30 new tank barges have currently been ordered for delivery in 2024 and expects a number of older tank barges will be retired, dependent on 2024 market conditions.

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

Beginning in 2019, a decline in industry-wide demand for the movement of crude oil and natural gas condensate transportation volumes increased available capacity and resulted in some reluctance among certain customers to extend term contracts, which led to an increase in the number of coastal vessels operating in the spot market. In addition, the Company and the industry added new coastal tank barge capacity during 2019 through 2021. Much of this new capacity was replacement capacity for older vessels anticipated to be retired.

The Company estimates there are approximately 264 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those are over 25 years old. The Company is aware of one small specialized coastal ATB placed in service in 2021 and no ATBs placed in service in 2022 or 2023 with no further ATBs currently under construction.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2023 was approximately 12% of marine transportation revenue. The Company’s marine transportation term contracts typically include fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 120 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. The Company’s spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel, economic conditions, and supply and demand dynamics can significantly impact the construction cost of new tank barges and towing vessels. Over the last 20 years, the Company’s average construction price for a new 30,000 barrel capacity inland tank barge has fluctuated up or down significantly. For example, the average construction price for a new 30,000 barrel capacity tank barge in 2009 was approximately 90% higher than in 2000, with increases primarily related to higher steel costs. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges fell significantly in 2010, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The cost of steel, a key material in barge construction, was relatively stable from 2010 through 2019. During 2020, at the onset of the COVID-19 pandemic, steel costs dropped, however, during 2021 and 2022, steel prices rose above 2019 levels due to supply chain disruptions before decreasing in 2023. Although steel prices decreased in 2023, they still remain near historical highs. These increases in steel costs and alterations in supply and demand dynamics, as well as higher labor costs, resulted in construction prices for a new 30,000 barrel tank barge increasing compared to prices in 2017 when there was an industry-wide over-capacity of inland tank barges in the market.

KMT could be adversely impacted by the failure of the Company’s shipyard vendors to deliver new vessels according to contractually agreed delivery schedules and terms. The Company contracts with shipyards to build new vessels and currently has vessels under construction. Construction projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; and financial and other difficulties at shipyards including labor disputes, shipyard insolvency and inability to obtain necessary certifications and approvals. A significant delay in the construction of new vessels or a shipyard’s inability to perform under the construction contract could negatively impact the

Company’s ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction. Significant cost overruns or delays for vessels under construction could also adversely affect the Company’s financial condition, results of operations and cash flows. The Company did not experience significant shipyard delays associated with the COVID-19 pandemic, including at its subsidiary, San Jac. The Company expects that its shipyard vendors, including San Jac, should be able to similarly manage their operations if an event of a similar impact were to occur in the future, but there is no guarantee that the vendors would be able to do so.

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

KDS could be adversely impacted by the construction of pressure pumping units by its competitors. During 2020, a significant reduction in oilfield activity as a result of oil price volatility and the COVID-19 pandemic resulted in a decrease to an estimated 6 million horsepower of pressure pumping units working in North America, with an estimated 1.5 million horsepower available to work, and 12 million horsepower stacked and in need of major repair. At the end of 2021, strong commodity prices resulted in an increase in horsepower demand with an estimated 12 million horsepower of pressure pumping units working in North America, with an estimated 8 million horsepower idled and in need of major repair. Supported by stronger commodity prices, surplus horsepower capacity declined as activity levels in North America improved during 2022 resulting in an increase to an estimated 15 million horsepower of pressure pumping units working in North America at the end of 2022, with an estimated 5 million horsepower idled and in need of major repair. Horsepower demand remained flat in 2023 with an estimated 15 million horsepower of pressure pumping units working in North America at the end of 2023, with an estimated 4 million horsepower idled and in need of major repair. Increased expansion of, or additions to, facilities or equipment by the Company’s competitors could have a negative impact on the Company’s results of operations.

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

Loss of a distributorship or other significant business relationship or disruptions of supply could adversely affect KDS. KDS has had a relationship with EMD, the largest manufacturer of medium-speed diesel engines, since the 1960s. The Company, through Kirby Engine Systems, serves as an EMD distributor for select markets and locations for both service and parts. With the acquisition of S&S in September 2017, the Company added additional EMD distributorship rights in key states, primarily through the Central and South areas of the United States. With the S&S acquisition, the Company became the United States distributor for EMD marine and power generation applications. Sales and service of EMD products account for approximately 3% of the Company’s revenues for 2023. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers. In 2020, with the acquisition of Convoy Servicing Company and Agility Fleet Services, LLC, the Company expanded its dealership network of Thermo King refrigeration systems for trucks, railroad cars, and other land transportation markets in Texas and Colorado. In 2023, sales and service of Thermo King products comprised approximately 5% of the Company’s revenues.

United and S&S have maintained continuous exclusive distribution rights for MTU and Allison since the 1940s. United and S&S are two of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in multiple states. In addition, as distributors of Allison products, United and S&S have exclusive distribution rights in multiple key growth states. United and S&S are also the distributors for parts, service and warranty on Daimler truck engines and related equipment in multiple states. Sales and service of MTU, Allison, and Daimler products accounted for approximately 13% of the Company’s revenues during 2023. Although the Company considers its relationships with MTU, Allison, and Daimler to be strong, the loss of MTU, Allison, or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

The Company’s failure to comply with the FCPA, or similar local applicable anti-bribery laws, could have a negative impact on its ongoing operations. The Company’s operations outside the United States require the Company to comply with both United States and international regulations. For example, in addition to any similar applicable local anti-bribery laws, the Company's operations in countries outside the United States are subject to the FCPA, which prohibits United States companies or their employees and third party representatives from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The Company has internal control policies and procedures and has implemented training and compliance programs for its employees and third party representatives with respect to the FCPA. However, the Company’s policies, procedures and programs may not always protect it from reckless or criminal acts committed by its employees or third party representatives, and severe criminal or civil sanctions could be the result of violations of the FCPA or any other applicable anti-bribery law in countries where the Company does business. The Company is also subject to the risks that its employees, joint venture partners, and third party representatives outside of the United States may fail to comply with other applicable laws.

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

Loss of a large customer could adversely affect the Company. Five KMT customers accounted for approximately 16% of the Company’s 2023 revenue, and 17% of 2022 and 2021 revenue. The Company has contracts with these customers expiring in 2024 through 2026. Three KDS customers accounted for approximately 12% of the Company’s 2023 revenue, 9% of 2022 revenue, and 6% of 2021 revenue. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers, or their inability to meet financial obligations, could have an adverse effect on the Company.

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

Corporate responsibility, specifically related to ESG matters, may impose additional costs and expose the Company to new risks. There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. The Company communicates certain ESG-related initiatives, goals, and/or aspirations regarding environmental matters, diversity, responsible sourcing and social investments, and other matters in its annual Sustainability Report, on its website, in its filings with the SEC, and elsewhere. These initiatives, goals, or aspirations reflect the Company’s current plans and are not guarantees that the Company will be able to achieve them. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Further, the statutory and regulatory requirements continue to evolve as well. In 2023, the State of California enacted climate related legislation and the SEC is expected to issue its own climate disclosure rules in 2024, both of which will or are expected to impose additional reporting requirements on the Company resulting in additional compliance cost and expense. The Company’s selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of comparative data from period to period. The ESG-related initiatives, goals and/or aspirations could be difficult to achieve and costly to implement, and the Company may be unable to economically develop or deploy technologies to achieve its goals or aspirations, if at all. In addition, the Company could be criticized for the timing, scope or nature of these initiatives, goals, or aspirations, or for any revisions to them. As mandatory and voluntary disclosures about ESG matters increase, the Company could be penalized or criticized for the accuracy, adequacy, or completeness of such disclosures. The Company’s actual or perceived failure to report accurately or achieve its ESG-related initiatives, goals, or aspirations could result in government enforcement action, negatively impact its reputation, result in ESG-focused investors not purchasing and holding Company stock, or otherwise materially harm the Company’s business.

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

The Company could be adversely impacted by materials shortages, delays, and disruptions in supply chain. Materials, components, and equipment essential to the Company’s operations, such as original equipment manufacturer engines, transmissions, generators, electrical components and steel, are normally readily available, but shortages as a result of supply chain disruptions can adversely impact the Company’s operations, particularly where the Company has a relationship with a single supplier for a particular resource. Many of the items essential to the Company’s business require the use of shipping services to transport them to the Company’s facilities. Shipping delays or disruptions may result in operational slowdowns, especially where materials, components, or equipment are necessary to complete a project or order for the Company’s customers, particularly in the manufacturing business of KDS. These constraints could have a material adverse effect on the Company and contribute to increased buildup of inventories. In addition, price increases imposed by the Company’s vendors for materials and shipping services used in its business, and the inability to pass these increases through to its customers, could have a material adverse effect on the Company.

Continuing impacts resulting from actual or threatened health epidemics, and pandemics or other major health crisis could materially and adversely affect the Company’s business, financial condition and results of operations. The Company’s business could be impacted adversely by the effects of public health epidemics, pandemics or other major heath crises (which we refer to collectively as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, or significant disruptions in waterborne transportation of cargoes, and supply chain activity, caused by a variety of factors such as quarantines, supplier factory and office closures, or other government-imposed restrictions, any of which could adversely impact the Company’s business, financial condition, and results of operations. In response to the COVID-19 pandemic, various countries, including the United States, either mandated or recommended business closures, travel restrictions or limitations, social distancing, and/or self-quarantine, among other restrictions. Additionally, various state and local governments in locations where the Company operates took similar actions. Governments removed, eased, reinstated, or implemented new protocols or restrictions in response to reassessment of the risk of COVID-19, based in part on, changing levels of infection and hospitalization rates. There has been and continues to be a negative impact on the global and United States economies and supply chains, including the oil and gas industry, which has created delays and reduced demand for the Company’s products and services and in some cases, resulted in delays in performance of its contracts with customers.

The Company is unable to predict the extent to which major health crisis or other public health threats that may arise in the future may affect the global and United States economies and supply chain, which could have a material impact on its business. The degree to which any future disease outbreaks or public health threats may impact the Company’s revenues, results of operations and financial condition is uncertain and will depend on future developments. The impact of epidemics or COVID-19 and other pandemics may also exacerbate other risks discussed above, any of which could have a material effect on the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company is committed to maintaining robust governance and oversight of cybersecurity risks and to implementing processes, controls and technologies designed to help assess, identify, and manage material risks. The Company’s Board of Directors has ultimate oversight of cybersecurity risks, which it manages as part of the Company’ enterprise risk management program. The Audit Committee assists the Board in reviewing the Company’s information security programs, including review of cybersecurity processes, procedures and safeguards. To more effectively prevent, detect and respond to information security threats, the Company maintains a cyber risk management program, which is supervised by a Company executive officer, the Vice President and Chief Information Officer, whose team is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture and processes. The Vice President and Chief Information Officer has extensive experience assessing and managing cybersecurity programs and risks and has served in this position since 2019. The team includes the Senior Director of IT Operations & Security with a certification in information security, who reports directly to the Vice President and Chief Information Officer. The Audit Committee receives regular reports from the Vice President and Chief Information Officer on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Additionally, the Vice President and Chief Information Officer chairs the Cybersecurity Risk Oversight working group, which drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management and reporting. Upon the occurrence of a cybersecurity incident, a documented process is followed to escalate notifications to the Company’s CEO and Board, as appropriate.

The Company annually engages third parties such as assessors, consultants and auditors (as well as its internal audit department) to audit the Company’s information security programs, whose findings are reported to the Audit Committee. The Company also actively engage with key vendors, industry participants, and the U.S. Coast Guard as part of its efforts, which are reported to the Audit Committee.

The Company’s approach to cybersecurity risk management includes the following key elements:

•
Continuous monitoring – The Company actively searches for cybersecurity threats, including those associated with its use of third party vendors, through the use of data analytics and network monitoring systems.

•
Third party risk assessments – From time to time, the Company engages third party consultants or other advisors to assist in assessing points of vulnerability in its information security systems.
•
Internal threats – The Company maintains a program designed to monitor and address risk from within the Company.
•
Vendor engagement – The Company assesses the risk of vendors who are critical digital partners in order to support the resiliency of the supply chain and seeks to include risk appropriate terms and conditions in its vendor contracts.
•
Training and Awareness – The Company has various information technology policies, including an Information Security Awareness Training Policy, that relate to cybersecurity. The Company provides employee training that reinforces its information technology policies, standards and practices, as well as the expectation that employees comply with these policies. This training empowers employees to identify and report potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees globally and is administered on a periodic basis, and it is supplemented by Company-wide testing initiatives, including periodic phishing tests. The Company provides specialized security training for certain employee roles. The Company also requires employees to sign confidentiality agreements, where appropriate to their role.

The Company continues to invest in its cybersecurity systems and to enhance its internal controls and processes. While the Company has not, as of the date of this Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to its business or operations, there can be no guarantee that the Company will not experience such an incident in the future. For more information regarding the risks the Company faces from cybersecurity threats, please see Item 1A-Risk Factors.

Item 2. Properties

The principal offices of the Company are located in Houston, Texas. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required. The Company’s significant operating facilities include the following locations:

Location	Building(s) Size (Approximate Square Feet)	Owned or Leased	Activity

KMT
Baton Rouge, Louisiana	19,300	Leased	Operations and fleeting
Channelview, Texas	108,300	Owned	Operations, fleeting, shipyard, training and cleaning
Corpus Christi, Texas	3,600	Leased	Operations
Freeport, Texas	6,500	Leased	Fueling and fleeting
Houston, Texas	73,000	Owned	KMT, KDS and Corporate Headquarters
Lake Charles, Louisiana	500	Leased	Fleeting
Miami, Florida	8,500	Leased	Operations and dockage
Port Arthur, Texas	1,000	Leased	Fleeting
Seattle, Washington	10,200	Leased	Operations and inventory
Staten Island, New York	7,800	Leased	Operations, inventory and dockage
Westwego, Louisiana	15,300	Owned	Operations

KDS
Albany, New York	40,000	Leased	Service and repairs
Austin, Texas	1,500	Leased	Service and repairs
Baton Rouge, Louisiana	23,500	Leased	Service and repairs
Belle Chasse, Louisiana	34,700	Owned	Service and repairs
Chesapeake, Virginia	30,000	Leased	Service and repairs
Commerce City, Colorado	151,600	Owned	Service and repairs
Corpus Christi, Texas	44,100	Owned	Service and repairs
Dallas, Texas	211,100	Owned	Service and repairs
El Paso, Texas	9,000	Leased	Service and repairs
Fort Lauderdale, Florida	40,400	Leased	Service and repairs
Fort Myers, Florida	9,900	Owned	Service and repairs
Fort Pierce, Florida	10,300	Owned	Service and repairs
Fort Worth, Texas	22,600	Owned	Service and repairs
Houma, Louisiana	109,700	Owned	Service and repairs
Houston, Texas	491,100	Owned	Manufacturing, service and repairs
Jacksonville, Florida	44,800	Leased	Service and repairs
Laredo, Texas	7,000	Leased	Service and repairs
Little Rock, Arkansas	21,500	Owned	Service and repairs
Lodi, New Jersey	57,300	Leased	Service and repairs
Longview, Texas	50,000	Owned	Service and repairs
Lubbock, Texas	27,500	Owned	Service and repairs
Marlborough, Massachusetts	45,700	Leased	Service and repairs
Miami, Florida	54,400	Leased	Service and repairs
Middletown, Connecticut	38,800	Leased	Service and repairs
Mobile, Alabama	27,000	Owned	Service and repairs
Mount Pleasant, Texas	3,100	Leased	Service and repairs
New Iberia, Louisiana	33,000	Owned	Service and repairs
Ocala, Florida	15,200	Owned	Service and repairs
Odessa, Texas	49,500	Owned	Service and repairs
Oklahoma City, Oklahoma	446,400	Owned/Leased	Manufacturing, service and repairs
Orlando, Florida	44,600	Leased	Service and repairs
Paducah, Kentucky	73,700	Owned/Leased	Service and repairs
Panama City, Florida	10,200	Owned	Service and repairs
Pharr, Texas	59,300	Leased	Service and repairs
Piscataway, New Jersey	39,900	Leased	Service and repairs
Rocky Mount, North Carolina	50,000	Leased	Service and repairs
San Antonio, Texas	42,100	Owned	Service and repairs
Seattle, Washington	19,500	Leased	Service and repairs
Shreveport, Louisiana	50,000	Owned	Service and repairs
Tampa, Florida	50,900	Owned	Service and repairs
Thorofare, New Jersey	24,200	Leased	Service and repairs
Tulsa, Oklahoma	37,600	Leased	Service and repairs
West Palm Beach, Florida	7,000	Leased	Service and repairs
Wichita Falls, Texas	11,500	Leased	Service and repairs

Item 3. Legal Proceedings

See Note 14, Contingencies and Commitments to the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol KEX. Additional market information for this item is incorporated by reference to the annual report to be provided to the Company’s stockholders pursuant to Rule 14a-3(b).

As of February 16, 2024, the Company had 58,522,000 outstanding shares held by approximately 370 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number. Information for this item relating to equity compensation plans is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2023. See also Note 8, Stock Award Plans to the Company’s financial statements for additional information.

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

The following table is a summary of purchases of the Company's common stock during the 2023 fourth quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1 — October 31, 2023	131,603	$ 81.16	—	—
November 1 — November 30, 2023	294,843	$ 76.46	—	—
December 1 — December 31, 2023	246,833	$ 75.63	—	—
Total	673,279	$ 77.08	—	—

Purchases of the Company's common stock during the 2023 fourth quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays, fuel costs, interest rates, construction of new equipment, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements.

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings (loss) per share.” The weighted average number of common shares outstanding applicable to diluted earnings (loss) per share for 2023, 2022, and 2021 were 59,857,000, 60,329,000, and 60,053,000, respectively. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for management's discussion and analysis of financial condition and results of operations for 2022 compared to 2021.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Total revenues	$3,091,640	$2,784,754	$2,246,660
Net earnings (loss) attributable to Kirby	$222,935	$122,291	$(246,954)
Net earnings (loss) per share attributable to Kirby common stockholders – diluted	$3.72	$2.03	$(4.11)
Net cash provided by operating activities	$540,228	$294,128	$321,576
Capital expenditures	$401,730	$172,606	$98,015

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to the strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on a refund from the Internal Revenue Service (“IRS”).

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

Cash provided by operating activities in 2023 increased compared to 2022 primarily due to higher business activity levels and the receipt of an IRS refund of $70.4 million plus accrued interest. During 2023, capital expenditures of $401.7 million included $255.4 million in KMT and $146.3 million in KDS and corporate, more fully described under cash flow and capital expenditures below.

The Company projects net cash flow from operations in 2024 of between $600 million and $700 million and expects capital expenditures to range between $290 million and $330 million. The Company received grants from various government entities totaling approximately $3.7 million in 2023 related to certain emission reduction projects and has applied for and been awarded grants totaling approximately $4 million which it expects to receive reimbursements for in late 2024 and 2025.

The Company’s debt-to-capitalization ratio decreased to 24.2% at December 31, 2023 from 26.2% at December 31, 2022, primarily due an increase in total equity, primarily from net earnings attributable to Kirby of $222.9 million during 2023 and a reduction of debt outstanding of $63.0 million, partially offset by treasury stock purchases of $112.8 million. The Company’s debt outstanding as of December 31, 2023 and December 31, 2022 is detailed in Long-Term Financing below.

Marine Transportation

The following table summarizes the Company’s marine transportation fleet:

	December 31,
	2023	2022
Inland tank barges:
Owned	1,043	999
Leased	33	38
Total	1,076	1,037
Barrel capacity (in millions)	23.7	23.1

Active inland towboats (quarter average):
Owned	214	216
Chartered	67	61
Total	281	277

Coastal tank barges:
Owned	28	28
Leased	—	1
Total	28	29
Barrel capacity (in millions)	2.9	3.0

Coastal tugboats:
Owned	24	24
Chartered	1	3
Total	25	27

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel and in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana, and its San Jac shipyard for building towboats and performing routine maintenance near the Houston Ship Channel, as well as a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

For 2023, 56% of the Company’s revenues were generated by KMT. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

KMT’s revenues for 2023 increased 6% compared to 2022 and operating income increased 75%, compared to 2022. The increases for 2023 were primarily due to improved term and spot pricing and utilization in the inland market when compared to 2022. This was partially offset by various lock closures along the Gulf Intracoastal Waterway and Illinois River, resulting in higher delay days. In addition, several refinery outages also impacted utilization. Revenues and operating income in 2022 were impacted by record low water levels on the Mississippi River during the 2022 fourth quarter. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases of the virus among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. For 2023 and 2022, the inland tank barge fleet contributed 82% and 79%, respectively, and the coastal fleet contributed 18% and 21%, respectively, of marine transportation revenues.

Overall inland tank barge utilization levels improved in 2023 as compared to 2022, ranging from the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter, the high 80% range during the 2023 third quarter, and the low 90% range in the 2023 fourth quarter. During 2022, inland tank barge utilization levels ranged from the mid-80% range during the 2022 first quarter, the low 90% range during both the 2022 second and third quarters, and the low 90% range in the 2022 fourth quarter. Utilization in the 2023 fourth quarter improved from the 2023 third quarter, which was negatively impacted by Illinois River lock closures and several refinery outages.

Coastal tank barge utilization levels during 2023 averaged in the mid to high 90% range during both the 2023 first and second quarters, the mid-90% range during the 2023 third quarter and the low to mid-90% range during the 2023 fourth quarter. For 2022, coastal tank barge utilization levels averaged in the low 90% range during both the 2022 first and second quarters and low to mid-90% range during both the 2022 third and fourth quarters.

Approximately 60% of the inland marine transportation revenues were under term contracts and 40% were under spot contracts in 2023 and 2022. Term contracts provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 63% of the inland revenues under term contracts during 2023 and 58% in 2022. During 2023 and 2022, approximately 85% and 75%, respectively, of coastal revenues were under term contracts and 15% and 25%, respectively, were under spot contracts. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both 2023 and 2022. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Inland market:
Term increase	10% – 12%	10% – 12%	7% – 9%	7% – 9%
Spot increase	23% – 26%	26% – 29%	14% – 16%	15% – 18%
Coastal market (a):
Term increase	10% – 12%	16% – 18%	10% – 12%	20% – 22%
Spot increase	20% – 23%	25% – 28%	31% – 33%	34% – 36%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2023, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9%, excluding fuel.

The 2023 marine transportation operating margin was 13.9% compared to 8.4% for 2022.

Distribution and Services

The Company, through KDS, sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers. The Company sells and manufactures various products used in oil and gas and industrial applications, including those used in hydraulic fracturing and refrigeration systems that, as compared to conventional offerings, reduce emissions. These products made up approximately 24% of KDS’s revenues in 2023.

During 2023, KDS generated 44% of the Company’s revenues, of which 78% was generated from service and parts and 22% from manufacturing. The results of KDS are largely influenced by cycles of the oilfield service industry and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.

Distribution and services revenues for 2023 increased 17% compared to 2022 and operating income increased 71% compared to 2022. In the commercial and industrial market, the increases in 2023 compared to 2022 were primarily attributable to strong economic activity across the U.S. which resulted in higher business levels in the marine and on-highway businesses. Increased product sales in Thermo King also contributed favorably to 2023 results. These results were partially offset by continuing supply chain constraints and delays. For 2023 and 2022, the commercial and industrial market contributed 59% and 56%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues improved compared to 2022 due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continues to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For 2023 and 2022, the oil and gas market contributed 41% and 44%, respectively, of the distribution and services revenues.

The distribution and services operating margin for 2023 was 8.4% compared to 5.7% for 2022.

Outlook

Overall, the Company expects to deliver improved financial results in 2024. In KMT, barge utilization and customer demand remain strong, and rates continue to increase. In KDS, demand for products and services remains steady, and the Company continues to receive new orders in manufacturing. The Company remains mindful of the ever-changing economic landscape related to the impact of higher interest rates, and possible recessionary headwinds as it moves through 2024.

In the inland marine transportation market, the Company anticipates favorable market conditions driven by steady refinery and petrochemical plant utilization, minimal new barge construction across the industry, and a heavy year for industry maintenance. As a result, the Company expects further pricing improvements in the spot market, which currently represents 40% of inland revenues. Term contracts are also expected to continue to reset higher as a result of improved market conditions. In coastal marine, the Company expects steady customer demand and improved rates as the availability of equipment is reduced across the industry due to improved economic conditions.

KDS results are largely influenced by the cycles of the oil and gas, marine, power generation, on-highway and other related industrial markets. Despite the uncertainty from volatile commodity prices, the Company expects to yield incremental demand for OEM products, parts, and services in the segment. In commercial and industrial, strong demand for power generation and stable on-highway and marine repair markets is expected to help drive improved revenues. In oil and gas, the Company’s manufacturing backlog is expected to provide stable levels of activity through most of 2024 which will be offset by lower conventional oil and gas work. The Company anticipates extended lead times in the near-term to continue contributing to a volatile delivery schedule of new products in 2024.

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

Results of Operations

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Year Ended December 31,
	2023	%	2022	%	2021	%
Marine transportation	$1,721,937	56%	$1,616,967	58%	$1,322,918	59%
Distribution and services	1,369,703	44	1,167,787	42	923,742	41
	$3,091,640	100%	$2,784,754	100%	$2,246,660	100%

Marine Transportation

The following table sets forth a year over year comparison of KMT’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2023	2022	% Change	2021	% Change
Marine transportation revenues	$1,721,937	$1,616,967	6%	$1,322,918	22%

Costs and expenses:
Costs of sales and operating expenses	1,136,526	1,146,657	(1)	924,380	24
Selling, general and administrative	134,641	128,340	5	119,017	8
Taxes, other than on income	27,602	28,235	(2)	30,527	(8)
Depreciation and amortization	184,225	177,551	4	185,979	(5)
	1,482,994	1,480,783	—	1,259,903	18
Operating income	$238,943	$136,184	75%	$63,015	116%
Operating margins	13.9%	8.4%		4.8%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2023 Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%
Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2023 Compared to 2022

Marine Transportation Revenues

KMT’s revenues for 2023 increased 6% compared to 2022 and operating income increased 75%, compared to 2022. The increases for 2023 were primarily due to improved term and spot pricing and utilization in the inland market when compared to 2022. This was partially offset by various lock closures along the Gulf Intracoastal Waterway and Illinois River, resulting in higher delay days. In addition, several refinery outages also impacted utilization. Revenues and operating income in 2022 were impacted by record low water levels on the Mississippi River during the 2022 fourth quarter. Also, the 2022 first quarter was impacted by the COVID-19 Omicron variant as increased cases of the virus among the Company’s mariners led to crewing challenges, lost revenue and increased operating costs. For 2023 and 2022, the inland tank barge fleet contributed 82% and 79%, respectively, and the coastal fleet contributed 18% and 21%, respectively, of marine transportation revenues.

Overall inland tank barge utilization levels improved in 2023 as compared to 2022, ranging from the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter, the high 80% range during the 2023 third quarter, and the low 90% range in the 2023 fourth quarter. During 2022, inland tank barge utilization levels ranged from the mid-80% range during the 2022 first quarter, the low 90% range during both the 2022 second and third quarters, and the low 90% range in the 2022 fourth quarter. Utilization in the 2023 fourth quarter improved from the 2023 third quarter, which was negatively impacted by Illinois River lock closures and several refinery outages.

Coastal tank barge utilization levels during 2023 averaged in the mid to high 90% range during both the 2023 first and second quarters, the mid-90% range during the 2023 third quarter, and the low to mid-90% range during the 2023 fourth quarter. For 2022, coastal tank barge utilization levels averaged in the low 90% range during both the 2022 first and second quarters and low to mid-90% range during both the 2022 third and fourth quarters.

The petrochemical market, the Company’s largest market, contributed 51% of marine transportation revenues for 2023, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle as compared to 2022.

The black oil market, which contributed 26% of marine transportation revenues for 2023, reflecting improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During 2023, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of marine transportation revenues for 2023, saw increased volumes in the inland market with improved refinery utilization and product levels.

The agricultural chemical market, which contributed 3% of marine transportation revenues for 2023, also experienced improved demand for transportation of both domestically produced and imported products.

Inland operations incurred 10,863 delay days in 2023, 6% more than the 10,244 delay days that occurred during 2022. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days for 2023 and 2022 were impacted by hurricanes and tropical storms, poor operating conditions due to heavy wind and fog along the Gulf Coast, low and high water conditions on the Mississippi River System, and various lock closures along the Gulf Intracoastal Waterway, due in part to lock maintenance projects. The 2023 third quarter was also impacted by lock closures on the Illinois River.

Approximately 60% of the inland marine transportation revenues were under term contracts and 40% were under spot contracts in 2023 and 2022. Term contracts provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 63% of the inland revenues under term contracts during 2023 and 58% during 2022. During 2023 and 2022, approximately 85% and 75%, respectively, of coastal revenues were under term contracts and 15% and 25%, respectively, were under spot contracts. Coastal time charters represented approximately 90% of coastal revenues under term contracts during both 2023 and 2022. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2023 compared to contracts renewed during the corresponding quarter of 2022:

Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Inland market:
Term increase	10% – 12%	10% – 12%	7% – 9%	7% – 9%
Spot increase	23% – 26%	26% – 29%	14% – 16%	15% – 18%
Coastal market (a):
Term increase	10% – 12%	16% – 18%	10% – 12%	20% – 22%
Spot increase	20% – 23%	25% – 28%	31% – 33%	34% – 36%
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

Marine Transportation Costs and Expenses

Total costs and expenses for 2023 were flat compared to 2022. Costs of sales and operating expenses for 2023 decreased 1% compared to 2022 primarily reflecting lower fuel costs which was partially offset by higher business activity levels and inflationary cost pressures.

The inland marine transportation fleet operated an average of 280 towboats during 2023, of which an average of 64 were chartered, compared to 271 during 2022, of which an average of 59 were chartered. The increase was primarily due to higher business activity levels. Generally, variability in demand or anticipated demand, as tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

Inland operations consumed 48.1 million gallons of diesel fuel in 2023 compared to 48.4 million gallons consumed during 2022. The average price per gallon of diesel fuel consumed during 2023 was $3.08 per gallon compared to $3.70 per gallon for 2022. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2023 increased 5% compared to 2022 due to higher business activity levels and inflationary cost pressures. The increase is primarily due to higher salary and wage increases effective July 1, 2023 and increased incentive compensation, partially offset by lower legal costs. Selling, general and administrative expenses for 2022 were negatively impacted by severance expense in the 2022 second and fourth quarters.

Depreciation and amortization for 2023 increased slightly compared to 2022. The increase was primarily due to capital additions during 2023 and 2022.

Marine Transportation Operating Income and Operating Margins

KMT operating income for 2023 increased 75% compared to 2022. The operating margin was 13.9% for 2023 compared to 8.4% for 2022. The increase in operating income and operating margin were primarily due to increased barge utilization and higher term and spot contract pricing in the inland and coastal markets. The 2022 results were impacted by increased fuel prices as well as the impact of the COVID-19 Omicron variant during the 2022 first quarter.

Distribution and Services

The following table sets forth a year over year comparison of KDS’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2023	2022	% Change	2021	% Change
Distribution and services revenues	$1,369,703	$1,167,787	17%	$923,742	26%

Costs and expenses:
Costs of sales and operating expenses	1,040,905	913,624	14	728,855	25
Selling, general and administrative	187,424	163,642	15	141,100	16
Taxes, other than on income	7,051	6,708	5	5,607	20
Depreciation and amortization	19,842	16,776	18	20,573	(18)
	1,255,222	1,100,750	14	896,135	23
Operating income	$114,481	$67,037	71%	$27,607	143%
Operating margins	8.4%	5.7%		3.0%

The following table shows the markets serviced by the Company, the revenue distribution, and the customers for each market:

Markets Serviced	2023 Revenue Distribution	Customers
Commercial and Industrial	59%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Power Generation, Standby Power Generation, Pumping Stations, Mining

Oil and Gas	41%	Oilfield Services, Oil and Gas Operators and Producers

2023 Compared to 2022

Distribution and Services Revenues

KDS revenues for 2023 increased 17% compared to 2022. In the commercial and industrial market, the increase was primarily attributable to strong economic activity across the U.S. which resulted in higher business levels in the marine and on-highway businesses. For 2023 and 2022, the commercial and industrial market contributed 59% and 56%, respectively, of KDS revenues.

The oil and gas market revenues increase compared to 2022 primarily due to higher oilfield activity which resulted in increased demand for new transmissions and parts in the distribution business. Although the manufacturing business was heavily impacted by supply chain delays, the business continued to experience increased orders and deliveries of new environmentally friendly pressure pumping equipment and power generation equipment for electric fracturing. For 2023 and 2022, the oil and gas market contributed 41% and 44%, respectively, of KDS revenues.

Distribution and Services Costs and Expenses

Total costs and expenses for 2023 increased 14% compared to 2022 reflecting higher costs of sales and operating expenses as a result of inflationary cost pressures and higher demand in the marine and on-highway businesses in commercial and industrial markets, as well as increased demand in the oil and gas market due to higher oilfield activity levels.

Selling, general and administrative expenses for 2023 increased 15% compared to 2022. The increase was primarily due to continued inflationary cost pressures, higher business activity and annual compensation increases.

Depreciation and amortization for 2023 increased 18% compared to 2022. The increase was primarily due to increased capital spending during 2022 and 2023.

Distribution and Services Operating Income and Operating Margins

Operating income for KDS for 2023 increased 71% compared to 2022. The operating margin was 8.4% for 2023 compared to 5.7% for 2022. The results reflect increased business levels in both the commercial and industrial and oil and gas markets and ongoing cost management initiatives, which were partially offset by higher costs and expenses due to higher business activity.

General Corporate Expenses

General corporate expenses for 2023, 2022, and 2021 were $23.3 million, $18.6 million and $13.8 million, respectively. General corporate expenses were higher in 2023 compared to 2022 primarily due to higher legal and insurance costs. The 2023 first quarter also included costs related to the strategic review and shareholder engagement.

Gain on Disposition of Assets

The Company reported net gains on disposition of assets of $5.0 million, $8.3 million, and $5.8 million in 2023, 2022, and 2021, respectively. The net gains were predominantly from the sales or retirements of marine equipment.

Other Income and Expenses

The following table sets forth a year over year comparison of impairments and other charges, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Year Ended December 31,
	2023	2022	% Change	2021	% Change
Impairments and other charges	$—	$—	0%	$(340,713)	(100)%
Other income	$11,041	$16,677	(34)%	$10,001	67%
Noncontrolling interests	$30	$(470)	(106)%	$(183)	157%
Interest expense	$(52,008)	$(44,588)	17%	$(42,469)	5%

Other Income

Other income for 2023, 2022, and 2021 includes income of $4.8 million, $13.9 million and $8.2 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Average debt	$1,088,851	$1,171,317	$1,293,446
Average interest rate	4.7%	3.8%	3.2%

Interest expense for 2023 increased 17% compared to 2022, primarily due to a higher average interest rate, partially offset by a lower average debt outstanding as a result of debt repayments.

(Provision) Benefit for Taxes on Income

Provision for taxes on income for 2023 increased 69% compared to 2022, primarily due to improved earnings before taxes on income as a result of increased business activity levels.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth a year over year comparison of the significant components of the balance sheets (dollars in thousands):

	December 31,
	2023	2022	% Change	2021	% Change
Assets:
Current assets	$1,135,161	$1,211,759	(6)%	$1,003,865	21%
Property and equipment, net	3,861,105	3,633,462	6	3,678,515	(1)
Operating lease right-of-use assets	152,216	154,507	(1)	167,730	(8)
Investment in affiliates	2,576	2,171	19	2,134	2
Goodwill	438,748	438,748	—	438,748	—
Other intangibles, net	42,927	51,463	(17)	60,070	(14)
Other assets	89,464	62,814	42	48,001	31
	$5,722,197	$5,554,924	3%	$5,399,063	3%

Liabilities and stockholders’ equity:
Current liabilities	$675,795	$642,197	5%	$543,772	18%
Long-term debt, net — less current portion	1,008,527	1,076,326	(6)	1,161,433	(7)
Deferred income taxes	696,557	625,884	11	574,152	9
Operating lease liabilities — less current portion	138,811	142,140	(2)	159,672	(11)
Other long-term liabilities	15,830	23,209	(32)	71,252	(67)
Total equity	3,186,677	3,045,168	5	2,888,782	5
	$5,722,197	$5,554,924	3%	$5,399,063	3%

2023 Compared to 2022

Current assets as of December 31, 2023 decreased 6% compared to December 31, 2022. Trade accounts receivable increased 9% primarily due to increased business activity in both KMT and KDS. Other accounts receivable decreased 55% as the Company received its tax refund of $70.4 million plus accrued interest in April 2023.

Property and equipment, net of accumulated depreciation, at December 31, 2023 increased 6% compared to December 31, 2022. The increase reflected $411.3 million of capital additions (including accrued capital expenditures) and $37.5 million of acquisitions of barge equipment, partially offset by $203.1 million of depreciation expense and $18.1 million of property disposals, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of December 31, 2023 decreased 1% compared to December 31, 2022, primarily due to lease amortization expense, partially offset by new leases acquired.

Other intangibles, net, as of December 31, 2023 decreased 17% compared to December 31, 2022, primarily due to amortization.

Other assets as of December 31, 2023 increased 42% compared to December 31, 2022, primarily due to an increase in pension assets as a result of an improved funded status.

Current liabilities as of December 31, 2023 increased 5% compared to December 31, 2022. Accounts payable decreased 3%, primarily due to timing of payments. Accrued liabilities increased 12%, primarily due to increased insurance claims and higher employee incentive compensation accruals. Deferred revenues increased 13%, primarily due to deposits on equipment expected to be shipped in 2024 in KDS.

Long-term debt, net – less current portion, as of December 31, 2023, decreased 6% compared to December 31, 2022, primarily reflecting the maturity of the 3.29% senior notes due February 27, 2023, partially offset by borrowings under the 3.46% and 3.51% senior notes due January 19, 2033 and the 2027 Revolving Credit Facility.

Deferred income taxes as of December 31, 2023 increased 11% compared to December 31, 2022, primarily reflecting the 2023 deferred tax provision of $65.3 million.

Operating lease liabilities – less current portion, as of December 31, 2023 decreased 2% compared to December 31, 2022, primarily due to lease payments made, partially offset by new leases acquired and liability accretion.

Other long-term liabilities as of December 31, 2023 decreased 32% compared to December 31, 2022, primarily due to a decrease in pension liabilities due to pension contributions and amortization of intangible liabilities.

Total equity as of December 31, 2023 increased 5% compared to December 31, 2022, primarily due to net earnings attributable to Kirby of $222.9 million and other comprehensive income of $18.2 million for 2023, partially offset by treasury stock purchases of $112.8 million.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. No pension contributions to that plan were made in 2023, 2022 or 2021.

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. (“Higman”), the Company assumed Higman’s pension plan (the “Higman Pension Plan”) for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman Pension Plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions to the Higman Pension Plan of $8.2 million, $0.9 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The aggregate fair value of plan assets of the Company’s pension plans was $375.9 million and $341.1 million at December 31, 2023, and 2022, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 5.1% for the Kirby pension plan and 5.2% for the Higman pension plan in 2023 and 5.5% for both the Kirby pension plan and the Higman pension plan in 2022. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the accumulated benefit obligation (“ABO”) of approximately $4.3 million. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in both 2023 and 2022. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31,
	2023	2022
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$44,000	$—
Term Loan due July 29, 2027 (a)	170,000	170,000
3.29% senior notes due February 27, 2023	—	350,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	—
Credit line due June 30, 2024	—	—
Bank notes payable	8,068	3,292
	1,022,068	1,083,292
Unamortized debt discount and issuance costs (b)	(5,473)	(3,674)
	$1,016,595	$1,079,618

(a)
Variable interest rate of 6.8% and 5.8% at December 31, 2023 and 2022, respectively.
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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $456.0 million as of December 31, 2023.

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

The Company has a $10.0 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10.0 million credit line were $7.3 million and available borrowing capacity was $2.7 million as of December 31, 2023.

The Company also had $8.1 million and $3.3 million of short-term unsecured loans outstanding, as of December 31, 2023 and 2022, respectively, related to its Colombia operations.

As of December 31, 2023, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt.

Cash Flow and Capital Expenditures

The Company generated net cash provided by operating activities of $540.2 million, $294.1 million, and $321.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The 84% increase in 2023 as compared to 2022 was primarily due to higher revenues and operating income in KMT and KDS and the receipt of the IRS refund of $70.4 million plus accrued interest in April 2023, which more than offset an increase in trade accounts receivable, primarily due to higher revenues and timing of collections. Increases in KMT revenues and operating income were driven by increased barge utilization and higher term and spot contract pricing in the inland and coastal markets during 2023.

During 2023, 2022, and 2021, the Company generated cash of $26.1 million, $36.9 million, and $51.3 million, respectively, from proceeds from the disposition of assets, and $4.2 million, $3.9 million, and $0.6 million, respectively, from proceeds from the exercise of stock options.

For 2023, cash generated was used for capital expenditures of $401.7 million (net of an increase in accrued capital expenditures of $9.6 million), including $46.7 million for specialized inland equipment construction and $355.0 million primarily for upgrading existing marine equipment, new electric fracturing equipment, and KMT and KDS facilities. The Company also used $37.5 million for acquisitions of businesses and marine equipment, more fully described under Acquisitions above.

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

Treasury Stock Purchases

During 2023, the Company purchased 1.5 million shares of its common stock for $112.8 million, at an average price of $75.95 per share. Subsequent to December 31, 2023 and through February 16, 2024, the Company purchased an additional 235,247 shares of its common stock for $18.7 million, at an average price of $79.34 per share. During 2022, the Company purchased 0.4 million shares of its common stock for $22.9 million, at an average price of $59.32 per share. The Company did not purchase any treasury stock during 2021. On January 30, 2023, the Board approved a five million share increase in the Company’s purchase authorization. As of February 16, 2024, the Company had approximately 4.3 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes. For more information about stock purchases in the 2023 fourth quarter, see Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Liquidity and Capital Resources

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, as of February 16, 2024, the Company had cash equivalents of $53.4 million, availability of $381.0 million under its Revolving Credit Facility and $2.7 million available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for pricing grids on its 2027 Credit Agreement.

The Company expects to continue to be able to fund expenditures for acquisitions, capital construction projects, common stock purchases, repayment of borrowings, and for other operating requirements both in the short term and in the long term from a combination of available cash and cash equivalents, funds generated from operating activities, and available financing arrangements.

The 2027 Revolving Credit Facility’s commitment is in the amount of $500 million and expires July 29, 2027. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2027 Term Loan in the amount of $250 million is subject to quarterly installments, beginning June 30, 2025, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2033 Notes do not mature until January 19, 2033 and require no prepayment.

There are numerous factors that may negatively impact the Company’s cash flow in 2024. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financing arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26.7 million at December 31, 2023, including $12.1 million in letters of credit and $14.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2023, the Company’s pension plan funding was 115% of the pension plans’ ABO, including the Higman pension plan. The Company expects to make additional pension contributions of $1.8 million in 2024.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 1% increase in variable interest rates would impact the 2023 interest expense by $2.1 million based on balances outstanding at December 31, 2023, and would change the fair value of the Company’s debt by approximately 4.0%.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 78 and pages 49 to 77 of this report).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of December 31, 2023, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2023, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kirby Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of potential impairment indicators for coastal marine transportation equipment

As discussed in Note 1 to the consolidated financial statements, the Company performs an impairment assessment when circumstances indicate that the carrying amount of its long-lived assets may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value. Recoverability of marine transportation equipment is assessed based on vessel classes. Marine Transportation equipment as of December 31, 2023, was $5,029,653,000, a portion of which related to coastal marine transportation equipment.

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

February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Kirby Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas

February 20, 2024

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,577	$80,577
Accounts receivable:
Trade — less allowance for doubtful accounts of $7,636 ($7,684 in 2022)	526,691	483,406
Other	52,025	114,556
Inventories — net	454,389	461,848
Prepaid expenses and other current assets	69,479	71,372
Total current assets	1,135,161	1,211,759

Property and equipment — net	3,861,105	3,633,462
Operating lease right-of-use assets	152,216	154,507
Investment in affiliates	2,576	2,171
Goodwill	438,748	438,748
Other intangibles, net	42,927	51,463
Other assets	89,464	62,814
Total assets	$5,722,197	$5,554,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$8,068	$3,292
Income taxes payable	1,486	323
Accounts payable	269,378	278,081
Accrued liabilities:
Interest	13,114	11,630
Insurance premiums and claims	84,825	65,088
Employee compensation	69,075	55,851
Taxes — other than on income	31,555	30,169
Other	30,377	42,014
Current portion of operating lease liabilities	33,340	36,444
Deferred revenues	134,577	119,305
Total current liabilities	675,795	642,197
Long-term debt, net — less current portion	1,008,527	1,076,326
Deferred income taxes	696,557	625,884
Operating lease liabilities — less current portion	138,811	142,140
Other long-term liabilities	15,830	23,209
Total long-term liabilities	1,859,725	1,867,559

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000	6,547	6,547
Additional paid-in capital	863,963	859,345
Accumulated other comprehensive income — net	35,006	16,853
Retained earnings	2,691,665	2,468,730
Treasury stock — at cost, 6,843,000 shares in 2023 and 5,565,000 shares in 2022	(411,750)	(308,598)
Total Kirby stockholders’ equity	3,185,431	3,042,877
Noncontrolling interests	1,246	2,291
Total equity	3,186,677	3,045,168
Total liabilities and equity	$5,722,197	$5,554,924

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2023	2022	2021
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,721,937	$1,616,967	$1,322,918
Distribution and services	1,369,703	1,167,787	923,742
Total revenues	3,091,640	2,784,754	2,246,660

Costs and expenses:
Costs of sales and operating expenses	2,180,422	2,060,941	1,652,961
Selling, general and administrative	335,213	302,692	266,911
Taxes, other than on income	34,766	35,071	36,251
Depreciation and amortization	211,156	201,443	213,718
Impairments and other charges	—	—	340,713
Gain on disposition of assets	(5,009)	(8,279)	(5,761)
Total costs and expenses	2,756,548	2,591,868	2,504,793
Operating income (loss)	335,092	192,886	(258,133)
Other income	11,041	16,677	10,001
Interest expense	(52,008)	(44,588)	(42,469)
Earnings (loss) before taxes on income	294,125	164,975	(290,601)
(Provision) benefit for taxes on income	(71,220)	(42,214)	43,830
Net earnings (loss)	222,905	122,761	(246,771)
Less: Net (earnings) loss attributable to noncontrolling interests	30	(470)	(183)
Net earnings (loss) attributable to Kirby	$222,935	$122,291	$(246,954)

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$3.74	$2.04	$(4.11)
Diluted	$3.72	$2.03	$(4.11)

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net earnings (loss)	$222,905	$122,761	$(246,771)
Other comprehensive income, net of taxes:
Pension and postretirement benefits	16,728	43,868	36,547
Foreign currency translation adjustments	1,425	(1,049)	(1,061)
Total other comprehensive income, net of taxes	18,153	42,819	35,486

Total comprehensive income (loss), net of taxes	241,058	165,580	(211,285)
Net (earnings) loss attributable to noncontrolling interests	30	(470)	(183)
Comprehensive income (loss) attributable to Kirby	$241,088	$165,110	$(211,468)

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Cash flows from operating activities:
Net earnings (loss)	$222,905	$122,761	$(246,771)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Depreciation and amortization	211,156	201,443	213,718
Provision (credit) for doubtful accounts	402	1,183	(138)
Provision (benefit) for deferred income taxes	65,298	37,782	(44,419)
Gain on disposition of assets	(5,009)	(8,279)	(5,761)
Impairments and other charges	—	—	340,713
Amortization of share-based compensation	14,941	13,865	15,713
Amortization of major maintenance costs	28,966	29,031	33,213
Other	(3,338)	(283)	(640)
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	(50,135)	(31,550)	29,126
Inventory	7,694	(127,095)	(19,248)
Other assets	(37,688)	(27,801)	(38,335)
Income taxes payable	71,604	1,975	480
Accounts payable	(18,271)	75,996	15,951
Accrued and other liabilities	31,703	5,100	27,974
Net cash provided by operating activities	540,228	294,128	321,576

Cash flows from investing activities:
Capital expenditures	(401,730)	(172,606)	(98,015)
Acquisitions of businesses and marine equipment, net of cash acquired	(37,500)	(3,900)	(9,115)
Proceeds from disposition of assets and other	26,081	36,905	51,342
Net cash used in investing activities	(413,149)	(139,601)	(55,788)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	48,776	1,358	(248,105)
Borrowings on long-term debt	240,000	310,000	—
Payments on long-term debt	(350,000)	(395,000)	(60,000)
Payment of debt issue costs	(1,254)	(1,977)	—
Proceeds from exercise of stock options	4,209	3,887	629
Payments related to tax withholding for share-based compensation	(3,908)	(3,408)	(2,856)
Treasury stock purchases	(112,803)	(22,901)	—
Return of investment to noncontrolling interests and other	(99)	(722)	(981)
Net cash used in financing activities	(175,079)	(108,763)	(311,313)
Increase (decrease) in cash and cash equivalents	(48,000)	45,764	(45,525)
Cash and cash equivalents, beginning of year	80,577	34,813	80,338
Cash and cash equivalents, end of year	$32,577	$80,577	$34,813

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$49,317	$42,816	$40,878
Income taxes paid (refunded), net	$(65,787)	$2,553	$(116,648)
Operating cash outflow from operating leases	$43,954	$44,229	$44,089
Non-cash investing activity:
Capital expenditures included in accounts payable	$9,567	$2,996	$18,633
Right-of-use assets obtained in exchange for lease obligations	$39,153	$22,799	$33,842

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2020	65,472	$6,547	$844,979	$(61,452)	$2,593,393	(5,434)	$(299,161)	$3,247	$3,087,553
Stock option exercises	—	—	21	—	—	12	608	—	629
Issuance of stock for equity awards, net of forfeitures	—	—	(6,201)	—	—	113	6,201	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(52)	(2,856)	—	(2,856)
Amortization of share-based compensation	—	—	15,713	—	—	—	—	—	15,713
Total comprehensive loss, net of taxes	—	—	—	35,486	(246,954)	—	—	183	(211,285)
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(972)	(972)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	757	—	—	58	3,130	—	3,887
Issuance of stock for equity awards, net of forfeitures	—	—	(9,789)	—	—	178	9,789	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(3,408)	—	(3,408)
Amortization of share-based compensation	—	—	13,865	—	—	—	—	—	13,865
Treasury stock purchases	—	—	—	—	—	(386)	(22,901)	—	(22,901)
Total comprehensive income, net of taxes	—	—	—	42,819	122,291	—	—	470	165,580
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(637)	(637)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	453	—	—	71	3,755	—	4,208
Issuance of stock for equity awards, net of forfeitures	—	—	(10,776)	—	—	194	10,776	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(58)	(3,908)	—	(3,908)
Amortization of share-based compensation	—	—	14,941	—	—	—	—	—	14,941
Treasury stock purchases	—	—	—	—	—	(1,485)	(112,803)	—	(112,803)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(972)	—	(972)
Total comprehensive income, net of taxes	—	—	—	18,153	222,935	—	—	(30)	241,058
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677

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

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable-trade as of December 31, 2023 and 2022 were $136.3 million and $139.5 million, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

Accrued Insurance. The Company’s marine transportation and distribution and services operations are subject to hazards associated with such businesses. The marine transportation business in particular is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk liquid and dry cargo in a marine environment. The Company maintains insurance coverage against these hazards with insurance companies subject to a deductible, below which the Company is liable. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of accrued insurance liabilities including estimates on individual claims outstanding and an estimated amount for losses that may have occurred but have not been reported to the Company (“IBNR”) or not yet fully developed. If the actual number of claims and magnitude were substantially greater than assumed, the required level of accrued liabilities for claims incurred but not reported or fully developed could be materially understated. Insurance premiums, IBNR losses and incurred claim losses, up to the Company’s deductible for the years ended December 31, 2023, 2022, and 2021, were $52.5 million, $39.1 million, and $37.8 million, respectively.

The Company records receivables from its insurers for incurred claims above the Company’s deductible. If the solvency of the insurers becomes impaired, there could be an adverse impact on the accrued receivables and the availability of insurance. Included in accounts receivable-other as of December 31, 2023 and 2022 were $29.6 million and $27.7 million, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

Inventories. Inventories are stated at the lower of average cost or net realizable value.

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

The following table summarizes the balances of property and equipment – net (in thousands):

	December 31,
	2023	2022
Land	$39,567	$38,551
Marine transportation equipment	5,029,653	4,837,379
Buildings and other equipment	641,871	505,942
Construction in progress	112,947	70,271
	$5,824,038	$5,452,143
Accumulated depreciation	(1,962,933)	(1,818,681)
Property and equipment – net	$3,861,105	$3,633,462

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five-year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life, improve the operating capability, or replace significant components of the vessel are capitalized. The Company recognized amortization of major maintenance costs of $29.0 million, $29.0 million, and $33.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. For the years ended December 31, 2023, 2022 and 2021, no interest was capitalized.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and reasonably estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment tests at November 30, 2023, 2022, and 2021. The Company also conducted an interim goodwill impairment test at September 30, 2021. Refer to Note 7, Impairments and other charges for more information. The Company will continue to conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on a combination of projected discounted future operating cash flows using an appropriate discount rate and a market approach for comparable companies. The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2022 (gross)	505,784	560,155	1,065,939
Accumulated impairment and amortization	(237,626)	(389,565)	(627,191)
Balance at December 31, 2022 and 2023	$268,158	$170,590	$438,748

Other Intangibles. Other intangibles include assets for favorable contracts and customer relationships, distributorship and dealership agreements, trade names and non-compete agreements and liabilities for unfavorable leases and contracts. The following table summarizes the balances of other intangible assets and other intangible liabilities (in thousands):

	December 31,
	2023	2022
Other intangible assets – gross	$184,622	$203,242
Accumulated amortization	(141,695)	(151,779)
Other intangible assets – net	$42,927	$51,463

Other intangible liabilities – gross	$8,800	$13,860
Accumulated amortization	(8,800)	(13,280)
Other intangible liabilities – net	$—	$580

The costs of intangible assets and liabilities are amortized to expense in a systematic and rational manner over their estimated useful lives. For the years ended December 31, 2023, 2022, and 2021, the amortization expense for intangibles was $8.1 million, $7.6 million, and $7.8 million, respectively. Estimated net amortization expense for amortizable intangible assets and liabilities for the next five years

(2024 – 2028) is approximately $8.5 million, $8.5 million, $6.3 million, $5.0 million, and $3.5 million, respectively, and $11.1 million thereafter. As of December 31, 2023, the weighted average amortization period for intangible assets and liabilities was approximately seven years.

Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to three years, some of which have renewal options, and the remainder is from spot contracts. The majority of the term contracts by revenue are for terms of one year. The Company provides marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. The Company enters into agreements with its customers to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charter or contracts of affreightment of one year or greater are considered term contract revenues and agreements of less than a year are included in spot contract revenues. Spot contracts typically involve an agreement with a customer to move cargo from a specific origin to a designated destination for a rate generally negotiated at the time the cargo movement takes place. Spot contract rates are typically at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. The performance of the service is invoiced as the transaction occurs and payment is required depending on each specific customer’s credit.

Distribution products and services are generally sold based upon purchase orders or preferential service agreements with the customer that include fixed or determinable prices. Parts sales are recognized when control transfers to the customer, generally when title passes upon shipment to customers. Service revenue is recognized over time as the service is provided using measures of progress utilizing hours worked or costs incurred as a percentage of estimated hours or expected costs. Revenue from rental agreements is generally recognized on a straight-line basis over the rental period. The Company recognizes the revenues on manufacturing activities upon shipment and transfer of control to the customer. The transactions in the distribution and services segment (“KDS”) are typically invoiced as parts are shipped or upon the completion of the service job. Contract manufacturing activities are generally invoiced upon shipment and the Company will often get deposits from its customers prior to starting work, or progress payments during the project depending on the credit worthiness of the customer and the size of the project.

Stock-Based Compensation. The Company has share-based compensation plans covering selected officers and other key employees as well as the Company’s Board of Directors. Stock-based grants made under the Company’s stock plans are measured at fair value on the date of the grant and the cost for all grants made under the director plan and for grants made under the employee plan is generally recognized ratably over the vesting period of the restricted stock unit (“RSU”), stock option, or restricted stock. The employee plan, however, includes a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The provision results in shorter expense accrual periods on stock options and RSUs granted to employees who are nearing retirement and meet the service and age requirements. Stock option grants are valued at the date of grant as calculated under the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur. The Company’s stock-based compensation plans are more fully described in Note 8, Stock Award Plans.

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

Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) which requires entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 is effective for annual and interim periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2024 and for interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marine transportation segment:
Inland transportation	$1,416,483	$1,277,010	$1,005,145
Coastal transportation	305,454	339,957	317,773
	$1,721,937	$1,616,967	$1,322,918
Distribution and services segment:
Commercial and industrial	$802,474	$651,566	$578,011
Oil and gas	567,229	516,221	345,731
	$1,369,703	$1,167,787	$923,742

The Company’s revenue is measured based on consideration specified in its contracts with its customers. The Company recognizes revenue over time as it provides services to its customers, or at the point in time that control over a part or product transfers to its customer.

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the years ended December 31, 2023, 2022, and 2021, that were included in the opening contract liability balances were $84.0 million, $61.7 million and $40.9 million, respectively. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet. The Company did not have any contract assets at December 31, 2023 or December 31, 2022. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

Distribution and Services — Provides after-market services and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, electric power generation equipment, specialized electrical distribution and control equipment, and high capacity energy storage/battery systems for oilfield service and railroad customers.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $39.8 million, $31.9 million, and $23.6 million in 2023, 2022, and 2021, respectively, as well as the related intersegment profit of $4.0 million, $3.2 million, and $2.4 million in 2023, 2022, and 2021, respectively, have been eliminated from the tables below.

The following tables set forth by reportable segment the revenues, profit or loss, total assets, depreciation and amortization, and capital expenditures attributable to the principal activities of the Company (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Marine transportation	$1,721,937	$1,616,967	$1,322,918
Distribution and services	1,369,703	1,167,787	923,742
	$3,091,640	$2,784,754	$2,246,660
Segment profit (loss):
Marine transportation	$238,943	$136,184	$63,015
Distribution and services	114,481	67,037	27,607
Other	(59,299)	(38,246)	(381,223)
	$294,125	$164,975	$(290,601)
Depreciation and amortization:
Marine transportation	$184,225	$177,551	$185,979
Distribution and services	19,842	16,776	20,573
Other	7,089	7,116	7,166
	$211,156	$201,443	$213,718
Capital expenditures:
Marine transportation	$255,411	$147,170	$84,353
Distribution and services	140,769	21,713	8,104
Other	5,550	3,723	5,558
	$401,730	$172,606	$98,015

	December 31,
	2023	2022
Total assets:
Marine transportation	$4,454,931	$4,285,647
Distribution and services	1,156,384	1,041,841
Other	110,882	227,436
	$5,722,197	$5,554,924

The following table presents the details of “Other” segment profit (loss) (in thousands):

	Year Ended December 31,
	2023	2022	2021
General corporate expenses	$(23,341)	$(18,614)	$(13,803)
Gain on disposition of assets	5,009	8,279	5,761
Impairments and other charges	—	—	(340,713)
Interest expense	(52,008)	(44,588)	(42,469)
Other income	11,041	16,677	10,001
	$(59,299)	$(38,246)	$(381,223)

The following table presents the details of “Other” total assets (in thousands):

	December 31,
	2023	2022
General corporate assets	$108,306	$225,265
Investment in affiliates	2,576	2,171
	$110,882	$227,436

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$44,000	$44,000	$—	$—
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
3.29% senior notes due February 27, 2023	—	—	350,000	352,275
4.2% senior notes due March 1, 2028	500,000	475,920	500,000	477,660
3.46% senior notes due January 19, 2033	60,000	49,955	60,000	42,647
3.51% senior notes due January 19, 2033	240,000	200,698	—	—
Credit Line due June 30, 2024	—	—	—	—
Bank notes payable	8,068	8,068	3,292	3,292
	1,022,068	948,641	1,083,292	1,045,874
Unamortized debt discounts and issuance costs (b)	(5,473)	—	(3,674)	—
	$1,016,595	$948,641	$1,079,618	$1,045,874

(a)
Variable interest rate of 6.8% and 5.8% at December 31, 2023 and 2022, respectively.
(b)
Excludes $1.8 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2022.

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2024	$8,068
2025	32,500
2026	56,250
2027	125,250
2028	500,000
Thereafter	300,000
$1,022,068

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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $456.0 million as of December 31, 2023.

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

The Company has a $10.0 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2023. Outstanding letters of credit under the Credit Line were $7.3 million and available borrowing capacity was $2.7 million as of December 31, 2023.

The Company also had $8.1 million and $3.3 million of short-term unsecured loans outstanding, as of December 31, 2023 and 2022, respectively, related to its Colombia operations.

As of December 31, 2023, the Company was in compliance with all covenants under its debt instruments.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

2024	$38,943
2025	27,638
2026	24,945
2027	22,842
2028	18,318
Thereafter	79,755
Total lease payments	212,441
Less: imputed interest	(40,290)
Operating lease liabilities	$172,151

The following table summarizes lease costs (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$42,821	$42,319	$40,786
Variable lease cost	2,376	1,780	1,793
Short-term lease cost	30,005	25,365	17,914
Sublease income	(3,223)	(305)	(1,032)
Total lease cost	$71,979	$69,159	$59,461

The following table summarizes other supplemental information about the Company’s operating leases:

	December 31,
	2023	2022	2021
Weighted average discount rate	4.4%	4.1%	3.8%
Weighted average remaining lease term	9 years	9 years	9 years

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

(8) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Compensation cost	$14,941	$13,865	$15,713
Income tax benefit	$3,616	$3,533	$4,410

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of RSUs, stock options, restricted stock awards, and performance awards. Restricted stock and RSUs generally vest ratably over five years, however, the plan includes a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The provision results in shorter expense accrual periods on stock options and RSUs granted to employees who are nearing retirement and meet the service and age requirements. At December 31, 2023, there were 2,045,694 shares available for future grants under the Plan.

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

The following is a summary of the stock option activity under the employee plan described above:

	Outstanding Non-Qualified or Nonincentive Stock Option Awards	Weighted Average Exercise Price
Outstanding at December 31, 2022	396,165	$70.06
Exercised	(117,896)	$60.84
Expired	(23,024)	$73.66
Outstanding at December 31, 2023	255,245	$74.00

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2023:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value (in thousands)
$64.89	15,500	1.3	$64.89		15,500	$64.89
$73.29 – $75.50	233,040	2.1	$74.29		233,040	$74.29
$84.90	6,705	2.3	$84.90		6,705	$84.90
$64.89 – $84.90	255,245	2.0	$74.00	$1,187	255,245	$74.00	$1,187

There were no unvested restricted stock awards under the employee plan at December 31, 2023 and 2022 and no restricted stock awards were granted under the employee plan during 2023, 2022, and 2021.

The following is a summary of RSU activity under the employee plan described above:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2022	558,819	$62.13
Granted	184,440	$72.23
Vested	(161,550)	$64.85
Forfeited	(27,105)	$63.68
Nonvested balance at December 31, 2023	554,604	$64.61

The weighted average grant date fair value of RSUs granted for the years ended December 31, 2023, 2022, and 2021 was $72.23, $66.13, and $51.36, respectively.

During February 2024, the Company granted 164,793 RSUs to selected officers and other key employees under its employee stock award plan, which substantially all vest ratably over five years.

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2023, 369,360 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above:

	Outstanding Non-Qualified or Nonincentive Stock Option Awards	Weighted Average Exercise Price
Outstanding at December 31, 2022	56,480	$86.19
Granted	3,865	$72.83
Exercised	—	$—
Expired	(30,000)	$80.04
Outstanding at December 31, 2023	30,345	$90.57

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2023:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$70.65 – $73.57	7,053	6.6	$71.85		6,278	$71.75
$84.90 – $85.30	5,292	4.8	$85.10		5,292	$85.10
$99.52	18,000	0.3	$99.52		18,000	$99.52
$70.65 – $99.52	30,345	2.6	$90.57	$47	29,570	$91.04	$42

The following is a summary of the restricted stock award activity under the director plan described above:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2022	1,698	$65.36
Granted	31,526	$72.67
Vested	(32,604)	$72.29
Nonvested balance at December 31, 2023	620	$72.65

The weighted average grant date fair value of restricted stock awards granted under the director plan for the years ended December 31, 2023, 2022, and 2021 were $72.67, $64.61, and $65.13, respectively.

The total intrinsic value of all stock options exercised under all of the Company’s plans was $1.5 million, $0.4 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The total fair value of all the restricted stock vestings under all of the Company’s plans was $2.5 million, $3.2 million, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $0.6 million, $0.8 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The total fair value of all the RSU vestings under the Company’s employee plan was $10.9 million, $9.5 million, and $4.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The actual tax benefit realized for tax deductions from RSU vestings was $2.6 million, $2.4 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, there was $45,000 of unrecognized compensation cost related to restricted stock and $15.3 million related to nonvested RSUs. The restricted stock is expected to be recognized over a weighted average period of approximately 0.2 years and RSUs over approximately 2.7 years.

There were no stock options granted under the employee plan during the years ended December 31, 2023, 2022, and 2021. The weighted average per share fair value of stock options granted under the director plan during the year ended December 31, 2023 was $32.33 and the fair value of the stock options was $0.1 million. There were no stock options granted under the director plan during the years ended December 31, 2022 and 2021. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings, and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model.

The key input variables used in valuing the stock options granted were as follows:

Year Ended December 31,
2023
Dividend yield	None
Average risk-free interest rate	3.7%
Stock price volatility	35%
Estimated option term	7 years

(9) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Earnings (loss) before taxes on income:
United States	$293,011	$164,590	$(290,181)
Foreign	1,114	385	(420)
	$294,125	$164,975	$(290,601)

Provision (benefit) for taxes on income:
U.S. Federal:
Current	$(41)	$513	$(460)
Deferred	61,205	34,980	(48,843)
	$61,164	$35,493	$(49,303)
U.S. State:
Current	$5,498	$3,793	$1,560
Deferred	4,093	2,802	4,424
	$9,591	$6,595	$5,984
Foreign:
Current	$465	$126	$(511)
	$465	$126	$(511)
Consolidated:
Current	$5,922	$4,432	$589
Deferred	65,298	37,782	(44,419)
	$71,220	$42,214	$(43,830)

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

At December 31, 2022, the Company had a federal income tax receivable of $70.4 million, included in Accounts Receivable – Other on the balance sheet. In April 2023, the Company received its tax refund of $70.4 million plus accrued interest.

The Company’s provision (benefit) for taxes on income varied from the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2023	2022	2021
United States income tax statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.6	3.1	(1.7)
Other – net	0.6	1.5	(4.2)
	24.2%	25.6%	15.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$1,549	$1,556
Inventory	10,500	11,679
Insurance accruals	6,077	4,856
Deferred compensation	11,441	7,703
Unrealized gain on defined benefit plans	(9,982)	(5,532)
Goodwill and other intangibles	39,719	52,847
Operating loss carryforwards	52,082	79,699
Retirement benefits	3,548	5,472
Other	13,467	9,962
	128,401	168,242
Valuation allowances	(22,073)	(19,960)
	106,328	148,282
Deferred tax liabilities:
Property	(695,233)	(671,830)
Deferred state taxes	(90,457)	(87,445)
Other	(17,195)	(14,891)
	(802,885)	(774,166)
	$(696,557)	$(625,884)

During 2023, the Company generated federal taxable income which was completely offset by federal net operating loss carryforwards. The Company had federal operating loss deferred tax assets of $19.8 million and $47.9 million at December 31, 2023 and 2022, respectively.

The Company had state operating loss deferred tax assets of $27.2 million and $26.6 million at December 31, 2023 and 2022, respectively. The valuation allowance for state deferred tax assets as of December 31, 2023 and 2022 was $17.0 million and $14.8 million, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized. Expiration of these state net operating loss carryforwards vary by state through 2030 and none will expire in fiscal 2024.

As of December 31, 2023 and 2022, the Company had a Canadian net operating loss carryforward of $5.1 million which expires between 2037 and 2043. A full valuation allowance has been provided for this asset.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. During the first quarter of 2023, the Internal Revenue Service (“IRS”) communicated to the Company that it had completed its examination of the Company’s federal income tax returns for the years 2013 through 2020. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2017 through 2022 tax years.

As of December 31, 2023, the Company has provided a liability of $0.8 million for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $0.7 million, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2024 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$662	$737	$783
Additions based on tax positions related to the current year	—	13	13
Additions for tax positions of prior years	—	66	281
Reductions for tax positions of prior years	(14)	(154)	(340)
Balance at end of year	$648	$662	$737

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company had $0.2 million of accrued liabilities for the payment of interest and penalties at both December 31, 2023 and 2022.

(10) Earnings Per Share

The following table presents the components of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net earnings (loss) attributable to Kirby	$222,935	$122,291	$(246,954)
Undistributed earnings allocated to restricted shares	(62)	(33)	—
Earnings (loss) available to Kirby common stockholders — basic	222,873	122,258	(246,954)
Undistributed earnings allocated to restricted shares	62	33	—
Undistributed earnings reallocated to restricted shares	(62)	(33)	—
Earnings (loss) available to Kirby common stockholders — diluted	$222,873	$122,258	$(246,954)

Shares outstanding:
Weighted average common stock issued and outstanding	59,548	60,055	60,099
Weighted average unvested restricted stock	(17)	(17)	(46)
Weighted average common stock outstanding — basic	59,531	60,038	60,053
Dilutive effect of stock options and restricted stock units	326	291	—
Weighted average common stock outstanding — diluted	59,857	60,329	60,053

Net earnings (loss) per share attributable to Kirby common stockholders:
Basic	$3.74	$2.04	$(4.11)
Diluted	$3.72	$2.03	$(4.11)

Diluted earnings per share was computed using the treasury stock method. Certain outstanding options to purchase approximately 33,000, 381,000, and 567,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2023, 2022, and 2021, respectively, as such stock options would have been antidilutive. Certain outstanding RSUs to convert to 7,000 shares of common stock were also excluded in the computation of diluted earnings per share as of December 31, 2021 as such RSUs would have been antidilutive. No RSUs were antidilutive at December 31, 2023 and 2022.

(11) Inventories

The following table presents the details of inventories — net (in thousands):

	December 31,
	2023	2022
Finished goods	$351,050	$358,702
Work in process	103,339	103,146
	$454,389	$461,848

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. (“Higman”), the Company assumed Higman’s pension plan (the “Higman Pension Plan”) for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman Pension Plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions to the Higman Pension Plan of $8.2 million, $0.9 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The aggregate fair value of plan assets of the Company’s pension plans was $375.9 million and $341.1 million at December 31, 2023 and 2022, respectively. Pension assets were allocated among asset categories as follows:

	December 31,		Current Minimum, Target and Maximum
Asset Category	2023	2022	Allocation Policy
U.S. equity securities	51%	50%	45%	— 50%	— 55%
International equity securities	20	20	12%	— 20%	— 28%
Debt securities	29	30	20%	— 30%	— 40%
Cash and cash equivalents	—	—	0%	— 0%	— 0%
	100%	100%

At December 31, 2022, $4.8 million was held in cash as well as debt and equity securities classified within Level 1 of the valuation hierarchy. There were no investments within Level 3 of the valuation hierarchy at December 31, 2023 and 2022. All other plan assets are invested in common collective trusts and valued using the net asset value per share practical expedient and therefore not valued within the valuation hierarchy.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in both 2023 and 2022. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 115% of the pension plans’ accumulated benefit obligation at December 31, 2023, including both the Kirby Pension Plan and the Higman Pension Plan.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$339,509	$495,272	$833	$1,033	$432	$582
Service cost	3,695	6,538	—	—	—	—
Interest cost	18,356	14,779	43	29	22	17
Actuarial (gain) loss	13,241	(158,816)	91	(74)	65	(58)
Gross benefits paid	(32,052)	(12,665)	(153)	(155)	(104)	(109)
Settlements	—	(5,599)	—	—	—	—
Benefit obligation at end of year	$342,749	$339,509	$814	$833	$415	$432

Accumulated benefit obligation at end of year	$326,987	$325,274	$814	$833	$415	$432

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate (a)	5.1%/5.2%	5.5%	5.1%	5.5%	5.1%	5.5%
Rate of compensation increase	Service-based table	Service-based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	6.25%	6.50%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2029	2029

Change in plan assets
Fair value of plan assets at beginning of year	$341,061	$430,821	$—	$—	$—	$—
Actual return on plan assets	58,734	(72,402)	—	—	—	—
Employer contribution	8,174	906	153	155	104	109
Gross benefits paid	(32,052)	(12,665)	(153)	(155)	(104)	(109)
Settlements	—	(5,599)	—	—	—	—
Fair value of plan assets at end of year	$375,917	$341,061	$—	$—	$—	$—

(a)
The 2023 discount rate was 5.1% for the Kirby Pension Plan and 5.2% for the Higman Pension Plan. The 2022 discount rate was 5.5% for both the Kirby Pension Plan and the Higman Pension Plan.

During the year ending December 31, 2023, actual returns on plan assets performed better than expected which improved the funding position.

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

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2023	2022	2023	2022	2023	2022
Funded status at end of year
Fair value of plan assets	$375,917	$341,061	$—	$—	$—	$—
Benefit obligations	(342,749)	(339,509)	(814)	(833)	(415)	(432)
Funded status and amount recognized at end of year	$33,168	$1,552	$(814)	$(833)	$(415)	$(432)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	42,698	18,695	—	—	—	—
Current liability	—	—	(106)	(106)	(46)	(49)
Long-term liability	(9,530)	(17,143)	(708)	(727)	(369)	(383)

Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$(48,033)	$(25,449)	$391	$324	$(1,890)	$(2,299)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$(48,033)	$(25,449)	$391	$324	$(1,890)	$(2,299)

The following table presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2023	2022	2023	2022	2023	2022
Expected employer contributions
First year	$1,770	$8,374	$—	$—	$—	$—

Expected benefit payments (gross)
Year one	$16,696	$16,312	$108	$108	$47	$50
Year two	17,513	16,899	103	104	46	49
Year three	18,169	17,808	98	99	44	47
Year four	19,096	18,650	93	94	43	45
Year five	19,860	19,707	88	90	41	43
Next five years	108,717	110,417	337	359	167	176

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans			SERP
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Service cost	$3,695	$6,538	$7,961	$—	$—	$—
Interest cost	18,356	14,779	14,239	43	29	31
Expected return on plan assets	(22,910)	(28,399)	(26,244)	—	—	—
Amortization of actuarial loss	—	34	4,193	23	30	40
Net periodic benefit cost	(859)	(7,048)	149	66	59	71

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial (gain) loss	(22,583)	(58,015)	(44,583)	91	(74)	(12)
Recognition of actuarial loss	—	(34)	(4,193)	(23)	(30)	(40)
Total recognized in other comprehensive income	(22,583)	(58,049)	(48,776)	68	(104)	(52)

Total recognized in net periodic benefit cost and other comprehensive income	$(23,442)	$(65,097)	$(48,627)	$134	$(45)	$19

Weighted average assumptions used to determine net periodic benefit cost
Discount rate (a)	5.5%	3.0% / 3.1%	2.8% / 2.9%	5.5%	3.0%	2.8%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	—	—	—
Rate of compensation increase	Service-based table	Service-based table	Service-based table	—	—	—

(a)
The 2023 discount rate for benefit cost is 5.5% for both the Kirby Pension Plan and the Higman Pension Plan. The 2022 discount rate for benefit cost is 3.0% for the Kirby Pension Plan and 3.1% for the Higman Pension Plan.

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2023	2022	2021
Components of net periodic benefit cost
Interest cost	$22	$17	$17
Amortization of actuarial gain	(344)	(394)	(451)
Net periodic benefit cost	(322)	(377)	(434)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	65	(58)	104
Recognition of actuarial gain	344	394	451
Total recognized in other comprehensive income	409	336	555

Total recognized in net periodic benefit cost and other comprehensive income	$87	$(41)	$121

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.5%	3.0%	2.8%
Health care cost trend rate:
Initial rate	6.50%	6.25%	6.50%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2029	2027	2025

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2025. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2023 and 2022, the Company made contributions of $0.4 million and $0.5 million, respectively, to the SPT. The Company’s contributions to the SPT did not exceed 5% of total contributions to the SPT in 2022. Total contributions for 2023 are not yet available. The Company did not pay any material surcharges in 2023 and 2022.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2022. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2023 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was not in endangered or critical status for the 2022 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on the most recent communication from the SPT, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain employees of KDS in New Jersey and expires on October 8, 2028. The Company began participation in the Central Pension Fund of the International Union of Operating Engineers and Participating Employers (“CPF”) with the Stewart & Stevenson LLC acquisition on September 13, 2017.

Contributions to the CPF are made currently based on a fixed hourly rate for each hour worked or paid basis (in some cases contributions are made as a percentage of gross pay) and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2023 and 2022, the Company made contributions of $0.6 and $0.7 million, respectively, to the CPF. Total contributions for the 2023 plan year are not yet available. The Company did not pay any material surcharges in 2023 and 2022.

The federal identification number of the CPF is 36-6052390 and the Certified Zone Status is Green at January 31, 2024. The Company’s future minimum contribution requirements under the CPF are unavailable because actuarial reports for the 2023 plan year, which ended January 31, 2024, are not yet complete and such contributions are subject to negotiations between the employers and the unions. The CPF was not in endangered or critical status for the 2022 plan year, ending January 31, 2023, the latest period for which a report is available, as the funded status was 107%. There would be no withdrawal liability if the Company chose to withdraw from the CPF although the Company currently has no intention of terminating its participation in the CPF.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $26.9 million, $27.9 million, and $25.9 million in 2023, 2022, and 2021, respectively.

(13) Other Comprehensive Income (Loss)

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2023			2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax Provision	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial (gain) loss	$(321)	$78	$(243)	$(330)	$81	$(249)	$3,782	$(952)	$2,830
Actuarial gain	22,438	(5,467)	16,971	58,147	(14,030)	44,117	44,491	(10,774)	33,717
Foreign currency translation adjustments	1,425	—	1,425	(1,049)	—	(1,049)	(1,061)	—	(1,061)
Total	$23,542	$(5,389)	$18,153	$56,768	$(13,949)	$42,819	$47,212	$(11,726)	$35,486

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $26.7 million at December 31, 2023, including $12.1 million in letters of credit and $14.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15) Related Party Transactions

David W. Grzebinski, President and Chief Executive Officer of the Company, is a member of the board of directors for ABS, a not-for-profit that provides global classification services to the marine, offshore and gas industries. The Company paid ABS $1.5 million in 2023, $1.3 million in 2022, and $1.6 million in 2021 to perform audits and surveys of the Company’s vessels in the ordinary course of business.

Mr. Grzebinski is a member of the board of directors of UK Protection & Indemnity Association (“UK P&I”), a mutual marine protection and indemnity organization that provides protection and indemnity insurance for third party liabilities and expenses arising from vessel operations. The Company’s marine fleet is insured on a pro rata share basis through UK P&I and Standard Mutual. The Company paid $3.6 million during 2023 in premiums for coverage in the 2023-2024 policy period, $3.4 million during 2022 in premiums for coverage in the 2022-2023 policy period, and $3.2 million in 2021 in premiums for coverage in the 2021-2022 policy period in the ordinary course of business.

Amy D. Husted, Vice President, General Counsel and Secretary of the Company, is a member of the board of directors of Signal Mutual Indemnity Association Ltd (“Signal”), a group self-insurance not-for-profit organization authorized by the U.S. Department of Labor as a longshore worker’s compensation insurance provider. The Company has been a member of Signal since it was established in 1986. The Company paid Signal $0.7 million in 2023, $0.5 million in 2022 and $0.6 million in 2021 in the ordinary course of business.

The husband of Ms. Husted is a partner in the law firm of Clark Hill PLC. The Company paid the law firm $0.9 million in 2023, $1.0 million in 2022, and $2.9 million in 2021 for legal services in connection with matters in the ordinary course of business.

The brother of Christian G. O’Neil, President of Kirby Inland Marine, LP, Kirby Offshore Marine, LLC, San Jac Marine, LLC and Kirby Offshore Wind, LLC, is a partner in the law firm of W. Sean O’Neil Attorney at Law. The Company paid the law firm $0.1 million in 2023, $0.1 million in 2022, and $0.1 million in 2021 for legal services in the ordinary course of business.

Rocky B. Dewbre, a director of the Company, serves as President and Chief Operating Officer of Mansfield Service Partners. Mansfield Service Partners is under the same common control as O’Rourke Marine Services (“O’Rourke”), a distributor of lubricants, fuels, and environmental services. The Company paid O’Rourke $29.4 million in 2023 in the ordinary course of business.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report on pages 49 to 77:

Report of Independent Registered Public Accounting Firm (KPMG LLP, Houston, TX, PCAOB ID 185).

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2023 and 2022.

Consolidated Statements of Earnings, for the years ended December 31, 2023, 2022, and 2021.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2023, 2022, and 2021.

Consolidated Statements of Cash Flows, for the years ended December 31, 2023, 2022, and 2021.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2023, 2022, and 2021.

Notes to Consolidated Financial Statements, for the years ended December 31, 2023, 2022, and 2021.

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

10.5†	—	Annual Incentive Plan Guidelines for 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.6†	—

Amended and Restated Annual Incentive Plan 2023 Plan Year Guidelines (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 24, 2023).

10.7†*	—	Annual Incentive Plan Guidelines for 2024.
10.8†	—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).

Exhibit
Number		Description of Exhibit
10.9†	—	2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).
10.10†	—	Nonemployee Director Compensation Program effective April 24, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
10.11†*		Nonemployee Director Compensation Program effective January 29, 2024
10.12†	—

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

10.16†	—

Change of Control Agreement by and between Kirby Corporation and Amy D. Husted dated May 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 20, 2022).

10.17†

Amendment to Change of Control Agreement by and between Kirby Corporation and David W. Grzebinski dated March 6, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2023).

10.18†

Amendment to Change of Control Agreement by and between Kirby Corporation and Raj Kumar dated March 6, 2023 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2023).

10.19†

Amendment to Change of Control Agreement by and between Kirby Corporation and Christian G. O’Neil dated March 6, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2023).

10.20	—

Cooperation Agreement dated February 3, 2023 by and among the Company and JCP Investment Management, LLC and certain of its affiliates and associates (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2023).

21.1*	—	Consolidated Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
97*	—	Kirby Corporation Clawback Policy
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase documents
104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOSEPH H. PYNE	Chairman of the Board and Director	February 20, 2024
Joseph H. Pyne

/s/ DAVID W. GRZEBINSKI	President, Chief Executive Officer,	February 20, 2024
David W. Grzebinski	and Director
(Principal Executive Officer)

/s/ RAJ KUMAR	Executive Vice President and	February 20, 2024
Raj Kumar	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 20, 2024
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 20, 2024
Anne-Marie N. Ainsworth

/s/ RICHARD J. ALARIO	Director	February 20, 2024
Richard J. Alario

/s/ TANYA S. BEDER	Director	February 20, 2024
Tanya S. Beder

/s/ BARRY E. DAVIS	Director	February 20, 2024
Barry E. Davis

/s/ ROCKY B. DEWBRE	Director	February 20, 2024
Rocky B. Dewbre

/s/ SUSAN W. DIO	Director	February 20, 2024
Susan W. Dio

/s/ RICHARD R. STEWART	Director	February 20, 2024
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 20, 2024
William M. Waterman

/s/ SHAWN D. WILLIAMS	Director	February 20, 2024
Shawn D. Williams