Form 10-Q
period 2024-03-31
KIRBY CORP
filed 2024-05-06
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, 58.3 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,216	$32,577
Accounts receivable:
Trade – less allowance for doubtful accounts	529,141	526,691
Other	55,949	52,025
Inventories – net	446,803	454,389
Prepaid expenses and other current assets	68,369	69,479
Total current assets	1,175,478	1,135,161

Property and equipment	5,880,403	5,824,038
Accumulated depreciation	(1,997,082)	(1,962,933)
Property and equipment – net	3,883,321	3,861,105

Operating lease right-of-use assets	149,412	152,216
Goodwill	438,748	438,748
Other intangibles, net	40,797	42,927
Other assets	88,081	92,040
Total assets	$5,775,837	$5,722,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$8,643	$8,068
Income taxes payable	11,252	1,486
Accounts payable	249,644	269,378
Accrued liabilities	194,819	228,946
Current portion of operating lease liabilities	32,601	33,340
Deferred revenues	153,435	134,577
Total current liabilities	650,394	675,795

Long-term debt, net – less current portion	1,051,822	1,008,527
Deferred income taxes	705,834	696,557
Operating lease liabilities – less current portion	136,980	138,811
Other long-term liabilities	14,066	15,830
Total long-term liabilities	1,908,702	1,859,725

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	859,150	863,963
Accumulated other comprehensive income – net	34,611	35,006
Retained earnings	2,761,733	2,691,665
Treasury stock – at cost, 7.2 million shares at March 31, 2024 and 6.8 million at December 31, 2023	(446,393)	(411,750)
Total Kirby stockholders’ equity	3,215,648	3,185,431
Noncontrolling interests	1,093	1,246
Total equity	3,216,741	3,186,677
Total liabilities and equity	$5,775,837	$5,722,197

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$475,412	$412,495
Distribution and services	332,610	337,949
Total revenues	808,022	750,444

Costs and expenses:
Costs of sales and operating expenses	550,681	542,080
Selling, general and administrative	90,206	88,849
Taxes, other than on income	8,044	9,186
Depreciation and amortization	57,642	51,109
Gain on disposition of assets	(74)	(2,230)
Total costs and expenses	706,499	688,994

Operating income	101,523	61,450
Other income	3,269	6,443
Interest expense	(13,151)	(13,221)

Earnings before taxes on income	91,641	54,672
Provision for taxes on income	(21,726)	(14,051)

Net earnings	69,915	40,621
Net loss attributable to noncontrolling interests	153	77

Net earnings attributable to Kirby	$70,068	$40,698

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.20	$0.68
Diluted	$1.19	$0.68

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net earnings	$69,915	$40,621

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(395)	(61)
Foreign currency translation adjustments	—	225
Total other comprehensive income (loss), net of taxes	(395)	164

Total comprehensive income, net of taxes	69,520	40,785
Net loss attributable to noncontrolling interests	153	77

Comprehensive income attributable to Kirby	$69,673	$40,862

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net earnings	$69,915	$40,621
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	57,642	51,109
Provision for deferred income taxes	9,411	12,573
Amortization of share-based compensation	6,408	5,808
Amortization of major maintenance costs	8,345	6,992
Other	1,607	(2,302)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(30,040)	(98,321)
Net cash provided by operating activities	123,288	16,480

Cash flows from investing activities:
Capital expenditures	(81,047)	(73,199)
Proceeds from disposition of assets	2,412	8,031
Net cash used in investing activities	(78,635)	(65,168)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	43,575	112,691
Borrowings on long-term debt	—	240,000
Payments on long-term debt	—	(350,000)
Payment of debt issuance costs	(3)	(1,236)
Proceeds from exercise of stock options	1,509	118
Payments related to tax withholding for share-based compensation	(5,284)	(3,555)
Treasury stock purchases	(41,787)	(3,184)
Other	(24)	(24)
Net cash used in financing activities	(2,014)	(5,190)
Increase (decrease) in cash and cash equivalents	42,639	(53,878)

Cash and cash equivalents, beginning of year	32,577	80,577
Cash and cash equivalents, end of period	$75,216	$26,699

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$21,511	$20,293
Income taxes paid, net	$1,062	$694
Operating cash outflow from operating leases	$11,256	$10,451
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,590	$(8,197)
Right-of-use assets obtained in exchange for lease obligations	$5,088	$10,768

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	319	—	—	19	1,190	—	1,509
Issuance of stock for equity awards, net of forfeitures	—	—	(11,540)	—	—	190	11,540	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(66)	(5,284)	—	(5,284)
Amortization of share-based compensation	—	—	6,408	—	—	—	—	—	6,408
Treasury stock purchases	—	—	—	—	—	(499)	(41,787)	—	(41,787)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(302)	—	(302)
Total comprehensive income, net of taxes	—	—	—	(395)	70,068	—	—	(153)	69,520
Balance at March 31, 2024	65,472	$6,547	$859,150	$34,611	$2,761,733	(7,199)	$(446,393)	$1,093	$3,216,741

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	(217)	—	—	13	335	—	118
Issuance of stock for equity awards, net of forfeitures	—	—	(8,256)	—	—	149	8,256	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(3,555)	—	(3,555)
Amortization of share-based compensation	—	—	5,808	—	—	—	—	—	5,808
Treasury stock purchases	—	—	—	—	—	(47)	(3,184)	—	(3,184)
Total comprehensive income, net of taxes	—	—	—	164	40,698	—	—	(77)	40,785
Balance at March 31, 2023	65,472	$6,547	$856,680	$17,017	$2,509,428	(5,504)	$(306,746)	$2,214	$3,085,140

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (“Kirby” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain reclassifications have been made to reflect the current presentation of financial information.

Effective January 1, 2024, the power generation revenue source within the distribution and services segment has been broken out from the commercial and industrial and oil and gas revenue sources due to the significance of the power generation market to the Company’s growth. This change had no net impact on overall Company or segment revenues and has been reflected retrospectively for all periods presented.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended March 31,
	2024	2023
Marine transportation segment:
Inland transportation	$386,007	$337,888
Coastal transportation	89,405	74,607
	$475,412	$412,495
Distribution and services segment:
Commercial and industrial	$142,624	$153,054
Power generation	135,669	90,309
Oil and gas	54,317	94,586
	$332,610	$337,949

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the three months ended March 31, 2024 and 2023 that were included in the opening contract liability balances were $54.4 million and $38.8 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at March 31, 2024 or December 31, 2023. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $6.6 million and $9.4 million for the three months ended March 31, 2024 and 2023, respectively, as well as the related intersegment profit of $0.7 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Marine transportation	$475,412	$412,495
Distribution and services	332,610	337,949
	$808,022	$750,444
Segment profit:
Marine transportation	$82,983	$43,036
Distribution and services	22,014	22,792
Other	(13,356)	(11,156)
	$91,641	$54,672

	March 31, 2024	December 31, 2023
Total assets:
Marine transportation	$4,464,945	$4,454,931
Distribution and services	1,156,967	1,156,384
Other	153,925	110,882
	$5,775,837	$5,722,197

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended March 31,
	2024	2023
General corporate expenses	$(3,548)	$(6,608)
Gain on disposition of assets	74	2,230
Interest expense	(13,151)	(13,221)
Other income	3,269	6,443
	$(13,356)	$(11,156)

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2024	December 31, 2023
General corporate assets	$151,069	$108,306
Investment in affiliates	2,856	2,576
	$153,925	$110,882

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$87,000	$87,000	$44,000	$44,000
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	479,689	500,000	475,920
3.46% senior notes due January 19, 2033	60,000	51,900	60,000	49,955
3.51% senior notes due January 19, 2033	240,000	208,452	240,000	200,698
Credit line due June 30, 2024	—	—	—	—
Bank notes payable	8,643	8,643	8,068	8,068
	1,065,643	1,005,684	1,022,068	948,641
Unamortized debt discounts and issuance costs	(5,178)	—	(5,473)	—
	$1,060,465	$1,005,684	$1,016,595	$948,641
(a)
Variable interest rate of 6.6% at March 31, 2024 and 6.8% at December 31, 2023.

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. No repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $413.0 million as of March 31, 2024.

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

The Company has a $10 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $7.3 million and available borrowing capacity was $2.7 million as of March 31, 2024.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31, 2024	December 31, 2023
2024	$33,995	$38,943
2025	29,994	27,638
2026	27,246	24,945
2027	24,165	22,842
2028	19,522	18,318
Thereafter	79,809	79,755
Total lease payments	214,731	212,441
Less: imputed interest	(45,150)	(40,290)
Operating lease liabilities	$169,581	$172,151

The following table summarizes lease costs (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$11,599	$10,577
Variable lease cost	578	758
Short-term lease cost	8,809	6,219
Sublease income	(830)	(843)
	$20,156	$16,711

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31, 2024	December 31, 2023
Weighted average discount rate	4.5%	4.4%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Compensation cost	$6,408	$5,808
Income tax benefit	$1,519	$1,493

During the three months ended March 31, 2024, the Company granted 164,793 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan, the majority of which vest ratably over five years. During April 2024, the Company granted 14,624 shares of restricted stock to nonemployees directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision for taxes on income were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Earnings (loss) before taxes on income:
United States	$91,654	$53,863
Foreign	(13)	809
	$91,641	$54,672
Provision for taxes on income:
Federal:
Current	$10,619	$—
Deferred	8,082	11,733
State and local:
Current	1,622	1,267
Deferred	1,329	840
Foreign - current	74	211
	$21,726	$14,051

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net earnings attributable to Kirby	$70,068	$40,698
Undistributed earnings allocated to restricted shares	(1)	(2)
Earnings available to Kirby common stockholders – basic	70,067	40,696
Undistributed earnings allocated to restricted shares	1	2
Undistributed earnings reallocated to restricted shares	(1)	(2)
Earnings available to Kirby common stockholders – diluted	$70,067	$40,696

Shares outstanding:
Weighted average common stock issued and outstanding	58,473	59,981
Weighted average unvested restricted stock	(1)	(3)
Weighted average common stock outstanding – basic	58,472	59,978
Dilutive effect of stock options and restricted stock units	347	294
Weighted average common stock outstanding – diluted	58,819	60,272

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.20	$0.68
Diluted	$1.19	$0.68

Certain outstanding options to purchase approximately 23,000 and 309,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2024 and 2023, respectively, as such stock options would have been antidilutive. There were no antidilutive RSUs as of March 31, 2024 and 2023.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$356,688	$351,050
Work in process	90,115	103,339
	$446,803	$454,389

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2024.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.2 million to the Higman pension plan during the three months ended March 31, 2024. The Company expects to make additional contributions of $1.6 million during the remainder of 2024.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$874	$892	$—	$—
Interest cost	4,320	4,606	10	11
Expected return on plan assets	(6,219)	(5,723)	—	—
Amortization of actuarial (gain) loss	(473)	—	8	6
Net periodic benefit cost	$(1,498)	$(225)	$18	$17

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended March 31,
	2024	2023
Components of net periodic benefit cost:
Interest cost	$5	$6
Amortization of actuarial gain	(70)	(86)
Net periodic benefit cost	$(65)	$(80)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,
	2024			2023
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(535)	$140	$(395)	$(80)	$19	$(61)
Foreign currency translation	—	—	—	225	—	225
Total	$(535)	$140	$(395)	$145	$19	$164

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.6 million at March 31, 2024, including $12.1 million in letters of credit and $19.5 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

(14) Subsequent Event

On April 23, 2024, the Company signed an agreement to purchase 13 inland tank barges, with a total capacity of 347,000 barrels, and two high horsepower towboats from an undisclosed seller for approximately $65 million in cash. The 13 tank barges, including three specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 13 barges is 15 years. The equipment acquisition is expected to close in May 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays or closures, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Total revenues	$808,022	$750,444
Net earnings attributable to Kirby	$70,068	$40,698
Net earnings per share attributable to Kirby common stockholders – diluted	$1.19	$0.68
Net cash provided by operating activities	$123,288	$16,480
Capital expenditures	$81,047	$73,199

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on the refund from the IRS.

Cash provided by operating activities for the 2024 first quarter increased in comparison to the 2023 first quarter primarily due to higher business activity levels. For the 2024 first quarter, capital expenditures of $81.0 million included $57.0 million in KMT and $24.0 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2024 will be in the $290 million to $330 million range. Approximately $190 million to $240 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, including the remaining ballast water treatment systems on some coastal vessels, and facility improvements. Approximately $90 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased to 24.8% at March 31, 2024 from 24.2% at December 31, 2023. Total equity increased as of March 31, 2024 as compared to December 31, 2023 primarily from net earnings attributable to Kirby of $70.1 million, partially offset by treasury stock purchases of $41.8 million. The Company’s debt outstanding as of March 31, 2024 and December 31, 2023 is detailed in Long-Term Financing below.

Marine Transportation

For the 2024 first quarter, KMT generated 59% of the Company’s revenues compared to 55% for the 2023 first quarter. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	March 31,
	2024	2023
Inland tank barges:
Owned	1,044	1,004
Leased	34	39
Total	1,078	1,043
Barrel capacity (in millions)	23.8	23.2

Active inland towboats (quarter average):
Owned	214	216
Chartered	72	66
Total	286	282

Coastal tank barges:
Owned	28	28
Leased	-	1
Total	28	29
Barrel capacity (in millions)	2.9	3.0

Coastal tugboats:
Owned	24	24
Chartered	1	1
Total	25	25

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	5	5

The Company also owns shifting operations and fleeting facilities for dry cargo barges and tank barges in the Houston Ship Channel and in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana and a shipyard for building towboats and performing routine maintenance near the Houston Ship Channel. Furthermore, the Company owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge.

During the 2024 first quarter, the Company brought back into service one inland tank barge and chartered one inland tank barge, increasing its capacity by approximately 0.1 million barrels during the 2024 first quarter.

KMT revenues for the 2024 first quarter increased 15% and operating income increased 93% compared to the 2023 first quarter. The increase in revenues for the 2024 first quarter was primarily due to higher term and spot pricing in the inland and coastal markets. The 2024 and 2023 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2024 first quarter, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues. For the 2023 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2024 and 2023 first quarters. The 2024 and 2023 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays.

Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2024 and 2023 first quarters.

During the 2024 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During the 2023 first quarter, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. Inland time charters during the 2024 first quarter represented approximately 62% of inland revenues under term contracts compared with 60% in the 2023 first quarter. During the 2024 first quarter, approximately 96% of KMT coastal revenues were under term contracts and 4% were under spot contracts. During the 2023 first quarter, approximately 75% of KMT coastal revenues were under term contracts and 25% were under spot contracts. Coastal time charters represented approximately 98% and 90% of coastal revenues under term contracts during the 2024 and 2023 first quarters, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
March 31, 2024
Inland market:
Term increase	9% – 12%
Spot increase	14% – 17%
Coastal market (a):
Term increase	19% – 21%
Spot increase	30% – 32%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2024, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9.5%, excluding fuel.

KMT operating margin was 17.5% for the 2024 first quarter, compared to 10.4% for the 2023 first quarter.

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

For the 2024 first quarter, KDS generated 41% of the Company’s revenues, of which 74% were generated from service and parts and 26% from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2024 first quarter decreased 2% and operating income decreased 3% compared with the 2023 first quarter. In the commercial and industrial market, revenues decreased compared to the 2023 first quarter, as higher business levels in marine repair were offset by lower on-highway activity. Operating income in the commercial and industrial market was up slightly compared to the 2023 first quarter mainly due to sales mix. For the 2024 first quarter, the commercial and industrial market contributed 43% of KDS revenues.

In the power generation market, revenues and operating income increased compared to the 2023 first quarter with several large project awards from data center customers. For the 2024 first quarter, the power generation market contributed 41% of KDS revenues.

In the oil and gas market, revenues and operating income declined compared to the 2023 first quarter due to lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. For the 2024 first quarter, the oil and gas market contributed 16% of KDS revenues.

KDS operating margin was 6.6% for the 2024 first quarter compared to 6.7% for the 2023 first quarter.

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

In the inland marine transportation market, the Company anticipates favorable market conditions driven by steady refinery and petrochemical plant utilization, as well as minimal new barge construction across the industry and a heavy year for industry maintenance due to regulatory shipyard periods. As a result, the Company expects further pricing improvements in the spot market, which currently represents 35% of inland revenues. Term contracts are also expected to continue to reset higher as a result of improved market conditions. In coastal marine, the Company expects steady customer demand and improved rates as economic conditions continue to improve.

KDS results are largely influenced by power generation needs, as well as the cycles of the oil and gas, marine, on-highway and other related industrial markets. Despite economic uncertainty, the Company expects to yield incremental demand for OEM products, parts, and services in the segment. While on-highway activity in the 2024 first quarter was driven lower by reduced business levels and delays in product deliveries for Thermo King refrigeration products, the on-highway business is expected to remain stable with improved revenues as the year progresses. The Marine repair business is also expected to remain stable with improving revenues. In power generation, strong demand is expected to continue as the need for 24/7 power and back up capabilities become more critical. In oil and gas, the Company’s manufacturing backlog is expected to provide stable levels of activity through most of 2024 which will be offset by lower conventional oil and gas work. The Company anticipates extended lead times in the near-term to continue contributing to a volatile delivery schedule of new products in 2024.

Acquisitions

On April 23, 2024, the Company signed an agreement to purchase 13 inland tank barges, with a total capacity of 347,000 barrels, and two high horsepower towboats from an undisclosed seller for approximately $65 million in cash. The 13 tank barges, including three specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 13 barges is 15 years. The equipment acquisition is expected to close in May 2024 with financing through borrowings under the Company’s revolving credit facility.

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

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended March 31,
	2024	%	2023	%
Marine transportation	$475,412	59%	$412,495	55%
Distribution and services	332,610	41	337,949	45
	$808,022	100%	$750,444	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Marine transportation revenues	$475,412	$412,495	15%

Costs and expenses:
Costs of sales and operating expenses	301,262	282,023	7
Selling, general and administrative	37,121	34,987	6
Taxes, other than on income	6,197	7,307	(15)
Depreciation and amortization	47,849	45,142	6
	392,429	369,459	6
Operating income	$82,983	$43,036	93%
Operating margins	17.5%	10.4%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2024 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2024 first quarter increased 15% and operating income increased 93% compared to the 2023 first quarter. The increase in revenues for the 2024 first quarter was primarily due to higher term and spot pricing in the inland and coastal markets. The 2024 and 2023 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2024 first quarter, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues. For the 2023 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2024 and 2023 first quarters. The 2024 and 2023 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays.

Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2024 and 2023 first quarters.

The petrochemical market, which is the Company’s largest market, contributed 51% of KMT revenues for the 2024 first quarter, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle as compared to the 2023 first quarter.

The black oil market, which contributed 26% of KMT revenues for the 2024 first quarter, reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2024 first quarter, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 20% of KMT revenues for the 2024 first quarter, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2023 first quarter.

The agricultural chemical market, which contributed 3% of KMT revenues for the 2024 first quarter, reflected improved demand for transportation of both domestically produced and imported products as compared to the 2023 first quarter.

For the 2024 first quarter, inland operations incurred 3,507 delay days, 15% fewer than the 4,125 delay days that occurred during the 2023 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2024 and 2023 first quarters.

During the 2024 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During the 2023 first quarter, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. Inland time charters during the 2024 first quarter represented approximately 62% of inland revenues under term contracts compared with 60% in the 2023 first quarter. During the 2024 first quarter, approximately 96% of KMT coastal revenues were under term contracts and 4% were under spot contracts. During the 2023 first quarter, approximately 75% of KMT coastal revenues were under term contracts and 25% were under spot contracts. Coastal time charters represented approximately 98% and 90% of coastal revenues under term contracts during the 2024 and 2023 first quarters, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
March 31, 2024
Inland market:
Term increase	9% – 12%
Spot increase	14% – 17%
Coastal market (a):
Term increase	19% – 21%
Spot increase	30% – 32%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2024, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9.5%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2024 first quarter increased 6% compared to the 2023 first quarter. Costs of sales and operating expenses for the 2024 first quarter increased 7% compared with the 2023 first quarter. The increase during the 2024 first quarter reflected improved business activity levels and inflationary cost pressures, partially offset by lower fuel costs.

The inland marine transportation fleet operated an average of 286 towboats during the 2024 first quarter, of which an average of 72 were chartered, compared to 282 during the 2023 first quarter, of which an average of 66 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2024 first quarter, inland operations consumed 11.9 million gallons of diesel fuel compared to 12.2 million gallons consumed during the 2023 first quarter. The average price per gallon of diesel fuel consumed during the 2024 first quarter was $2.82 per gallon compared with $3.31 per gallon for the 2023 first quarter. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2024 first quarter increased 6% compared to the 2023 first quarter due to higher business activity levels and inflationary cost pressures. The increase for the 2024 first quarter was also due to salary and wage increases that went into effect July 1, 2023.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2024 first quarter increased 93% compared with the 2023 first quarter. The 2024 first quarter operating margin was 17.5% compared with 10.4% for the 2023 first quarter. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets as a result of improving business activity levels, high utilization and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Distribution and services revenues	$332,610	$337,949	(2)%

Costs and expenses:
Costs of sales and operating expenses	249,403	259,864	(4)
Selling, general and administrative	51,521	49,197	5
Taxes, other than on income	1,828	1,851	(1)
Depreciation and amortization	7,844	4,245	85
	310,596	315,157	(1)
Operating income	$22,014	$22,792	(3)%
Operating margins	6.6%	6.7%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2024 First Quarter Revenue Distribution	Customers
Commercial and Industrial	43%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	41%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	16%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2024 first quarter decreased 2% compared to the 2023 first quarter. In the commercial and industrial market, revenues decreased compared to the 2023 first quarter, as higher business levels in marine repair were offset by lower on-highway activity. Operating income in the commercial and industrial market was up slightly compared to the 2023 first quarter mainly due to sales mix. In the power generation market, revenues and operating income increased compared to the 2023 first quarter with several large project awards from data center customers. In the oil and gas market, revenues and operating income declined compared to the 2023 first quarter due to lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment.

Distribution and Services Costs and Expenses

Costs and expenses for the 2024 first quarter decreased 1% compared with the 2023 first quarter. Costs of sales and operating expenses for the 2024 first quarter decreased 4% compared with the 2023 first quarter, reflecting lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2024 first quarter increased 5% compared to the 2023 first quarter, primarily due to continued inflationary cost pressures and salary and wage increases that went into effect July 1, 2023.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2024 first quarter decreased 3% compared with the 2023 first quarter. The 2024 first quarter operating margin was 6.6% compared to 6.7% for the 2023 first quarter. The results reflect increased power generation and marine repair activity offset by lower on-highway and conventional oilfield activity.

General Corporate Expenses

General corporate expenses for the 2024 first quarter decreased compared to the 2023 first quarter primarily due strategic review and shareholder engagement costs included in 2023 first quarter results.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $0.1 million for the 2024 first quarter and $2.2 million for the 2023 first quarter. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Other income	$3,269	$6,443	(49)%
Noncontrolling interests	$153	$77	99%
Interest expense	$(13,151)	$(13,221)	(1)%

Other Income

Other income for the 2024 and 2023 first quarters includes income of $2.4 million and $1.2 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The 2023 first quarter also includes interest income associated with an Internal Revenue Service refund.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Average debt	$1,064,916	$1,201,841
Average interest rate	4.9%	4.4%

Interest expense for the 2024 first quarter decreased 1% compared with the 2023 first quarter, primarily due to lower average debt partially offset by a higher average interest rate. There was no capitalized interest excluded from interest expense during the 2024 or 2023 first quarter.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2024	December 31, 2023	% Change
Assets:
Current assets	$1,175,478	$1,135,161	4%
Property and equipment, net	3,883,321	3,861,105	1
Operating lease right-of-use assets	149,412	152,216	(2)
Goodwill	438,748	438,748	—
Other intangibles, net	40,797	42,927	(5)
Other assets	88,081	92,040	(4)
	$5,775,837	$5,722,197	1%

Liabilities and stockholders’ equity:
Current liabilities	$650,394	$675,795	(4)%
Long-term debt, net – less current portion	1,051,822	1,008,527	4
Deferred income taxes	705,834	696,557	1
Operating lease liabilities – less current portion	136,980	138,811	(1)
Other long-term liabilities	14,066	15,830	(11)
Total equity	3,216,741	3,186,677	1
	$5,775,837	$5,722,197	1%

Current assets as of March 31, 2024 increased 4% compared with December 31, 2023. Trade accounts receivable increased 1% primarily due to higher business activity levels in KMT. Inventories – net decreased by 2% primarily due to strong deliveries of power generation units during the 2024 first quarter. Prepaid expenses and other current assets decreased 2% primarily due to the amortization of prepaid insurance premiums.

Property and equipment, net of accumulated depreciation, at March 31, 2024 increased 1% compared with December 31, 2023. The increase reflected $79.5 million of capital additions (net of a decrease in accrued capital expenditures of $1.6 million), partially offset by $55.5 million of depreciation expense and $1.8 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Other intangibles, net, as of March 31, 2024 decreased 5% compared with December 31, 2023, primarily due to amortization during the 2024 first quarter.

Other assets as of March 31, 2024 decreased by 4% compared with December 31, 2023, primarily due to amortization of drydock expenditures, partially offset by additional deferred major maintenance drydock expenditures incurred during the 2024 first quarter.

Current liabilities as of March 31, 2024 decreased 4% compared with December 31, 2023. Income taxes payable increased by $9.8 million as the Company expects to utilize its remaining federal net operating losses during 2024 due to improved profitability. Accounts payable decreased 7% primarily due to timing of inventory purchases. Accrued liabilities decreased 15% primarily from payment during the 2024 first quarter of employee incentive compensation bonuses accrued during 2023. Deferred revenue increased 14% primarily due to deposits on equipment expected to be shipped later in 2024 in KDS.

Long-term debt, net – less current portion, as of March 31, 2024 increased 4% compared with December 31, 2023, primarily reflecting borrowings under the 2027 Revolving Credit Facility.

Deferred income taxes as of March 31, 2024 increased 1% compared with December 31, 2023, primarily reflecting the deferred tax provision of $9.4 million.

Total equity as of March 31, 2024 increased 1% compared with December 31, 2023. The increase was primarily due to the net earnings attributable to Kirby of $70.1 million, amortization of share-based compensation of $6.4 million, and stock option exercises of $1.5 million, partially offset by treasury stock purchases of $41.8 million and tax withholdings of $5.3 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2024	December 31, 2023
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$87,000	$44,000
Term Loan due July 29, 2027 (a)	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2024	—	—
Bank notes payable	8,643	8,068
	1,065,643	1,022,068
Unamortized debt discounts and issuance costs	(5,178)	(5,473)
	$1,060,465	$1,016,595
(a)
Variable interest rate of 6.6% at March 31, 2024 and 6.8% at December 31, 2023.

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. No repayments are required until June 30, 2025. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $413.0 million as of March 31, 2024.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity.

The Company has a $10 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2024. Outstanding letters of credit under the $10 million credit line were $7.3 million and available borrowing capacity was $2.7 million as of March 31, 2024.

As of March 31, 2024, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2024 first quarter with net cash provided by operating activities of $123.3 million compared with $16.5 million for the 2023 first quarter, a 648% increase. The improvement in operating cash flows was due to higher revenues and operating income in KMT and KDS and a favorable change in trade accounts receivable, primarily due to timing of collections. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing during the 2024 first quarter. During the 2024 and 2023 first quarters, the Company generated cash of $2.4 million and $8.0 million, respectively, from proceeds from the disposition of assets, and $1.5 million and $0.1 million, respectively, from proceeds from the exercise of stock options.

For the 2024 first quarter, cash generated was used for capital expenditures of $81.0 million, including $10.8 million for specialized inland equipment construction and $70.2 million primarily for upgrading existing marine equipment, constructing new electric fracturing equipment, and for KMT and KDS facility improvements.

Treasury Stock Purchases

During the 2024 first quarter, the Company purchased 498,505 shares of its common stock for $41.8 million, at an average price of $83.82 per share. Subsequent to March 31, 2024 and through May 3, 2024, the Company purchased an additional 35,378 shares of its common stock for $3.8 million, at an average price of $108.81 per share. As of May 3, 2024, the Company had approximately 4.0 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2024 first quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 3, 2024 the Company also had cash and cash equivalents of $58.0 million, availability of $446.0 million under its 2027 Revolving Credit Facility, and $2.7 million available under its credit line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its 2027 Credit Agreement.

The Company expects to continue to fund expenditures for acquisitions, capital construction projects, common stock purchases, repayment of borrowings, and for other operating requirements from a combination of available cash and cash equivalents, funds generated from operating activities, and available financing arrangements.

The 2027 Revolving Credit Facility’s commitment is in the amount of $500 million and matures July 29, 2027. The $500 million 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2033 Notes do not mature until January 19, 2033 and require no prepayments. The 2027 Term Loan in the amount of $250 million is subject to quarterly installments, beginning June 30, 2025, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2024. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.6 million at March 31, 2024, including $12.1 million in letters of credit and $19.5 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K. The Company’s exposure to market risk has not changed materially since December 31, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1 — January 31, 2024	168,000	$77.76	—	—
February 1 — February 29, 2024	144,302	$84.95	—	—
March 1 — March 31, 2024	186,203	$88.42	—	—
Total	498,505	$83.82	—	—

Purchases of the Company’s common stock during the 2024 first quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2024 first quarter, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

During the 2024 first quarter, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name & Title	Date Adopted	Character of Trading Arrangement(a)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(b)	Other Material Terms	Date Terminated
Amy D. Husted Vice President, General Counsel and Secretary	2/26/2024	Rule 10b5-1 Trading Arrangement	Up to 5,000 shares to be sold Up to 2,853 stock options to be exercised	5/28/2024 - 1/31/2025	N/A	N/A

(a)
Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(b)
Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table, subject to certain conditions. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule, which is at least 90 days for executive officers and directors under the Company’s insider trading policies.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2024 first quarter by the Company’s directors and Section 16 officers. Each of the trading arrangements are in accordance with the Company’s policy against insider trading, and actual sale transactions made pursuant to such trading arrangements have been or will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Exhibits
3.1	–

Restated Articles of Incorporation of the Company with all amendments to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

3.2	–	Bylaws of the Company, as amended to April 25, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2022).
3.3	–	Amendment to Bylaws of Kirby Corporation dated April 26, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2024).
4.1	–

See Exhibits 3.1, 3.2 and 3.3 hereof for provisions of our Restated Articles of Incorporation of the Company with all amendments to date and the Bylaws of the Company with all amendments to date (incorporated, respectively, by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2022, and Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2024).

10.1†	–	Annual Incentive Plan Guidelines for 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.2†	–	Nonemployee Director Compensation Program effective January 29, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
31.1*	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2*	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32*	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	–	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ Raj Kumar
Raj Kumar
Executive Vice President and
Chief Financial Officer

Dated: May 6, 2024