Form 10-Q
period 2024-06-30
KIRBY CORP
filed 2024-08-09
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, 57.9 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,540	$32,577
Accounts receivable:
Trade – less allowance for doubtful accounts	550,159	526,691
Other	47,666	52,025
Inventories – net	445,304	454,389
Prepaid expenses and other current assets	69,946	69,479
Total current assets	1,166,615	1,135,161

Property and equipment	5,990,523	5,824,038
Accumulated depreciation	(2,015,776)	(1,962,933)
Property and equipment – net	3,974,747	3,861,105

Operating lease right-of-use assets	157,950	152,216
Goodwill	438,748	438,748
Other intangibles, net	38,667	42,927
Other assets	89,171	92,040
Total assets	$5,865,898	$5,722,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$8,970	$8,068
Income taxes payable	10,194	1,486
Accounts payable	266,820	269,378
Accrued liabilities	211,276	228,946
Current portion of operating lease liabilities	33,399	33,340
Deferred revenues	153,964	134,577
Total current liabilities	684,623	675,795

Long-term debt, net – less current portion	1,039,120	1,008,527
Deferred income taxes	720,679	696,557
Operating lease liabilities – less current portion	144,250	138,811
Other long-term liabilities	14,548	15,830
Total long-term liabilities	1,918,597	1,859,725

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	862,258	863,963
Accumulated other comprehensive income – net	35,124	35,006
Retained earnings	2,845,587	2,691,665
Treasury stock – at cost, 7.5 million shares at June 30, 2024 and 6.8 million at December 31, 2023	(488,059)	(411,750)
Total Kirby stockholders’ equity	3,261,457	3,185,431
Noncontrolling interests	1,221	1,246
Total equity	3,262,678	3,186,677
Total liabilities and equity	$5,865,898	$5,722,197

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$484,808	$426,962	$960,220	$839,457
Distribution and services	339,582	350,286	672,192	688,235
Total revenues	824,390	777,248	1,632,412	1,527,692

Costs and expenses:
Costs of sales and operating expenses	554,232	546,069	1,104,913	1,088,149
Selling, general and administrative	80,383	82,896	170,589	171,745
Taxes, other than on income	10,310	9,758	18,354	18,944
Depreciation and amortization	59,482	51,697	117,124	102,806
Gain on disposition of assets	(515)	(472)	(589)	(2,702)
Total costs and expenses	703,892	689,948	1,410,391	1,378,942

Operating income	120,498	87,300	222,021	148,750
Other income	3,088	1,264	6,357	7,707
Interest expense	(12,819)	(12,286)	(25,970)	(25,507)

Earnings before taxes on income	110,767	76,278	202,408	130,950
Provision for taxes on income	(26,785)	(18,960)	(48,511)	(33,011)

Net earnings	83,982	57,318	153,897	97,939
Net (earnings) loss attributable to noncontrolling interests	(128)	49	25	126

Net earnings attributable to Kirby	$83,854	$57,367	$153,922	$98,065

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.44	$0.96	$2.64	$1.64
Diluted	$1.43	$0.95	$2.62	$1.63

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net earnings	$83,982	$57,318	$153,897	$97,939

Other comprehensive income, net of taxes:
Pension and postretirement benefits	986	1,274	591	1,213
Foreign currency translation adjustments	(473)	705	(473)	930
Total other comprehensive income, net of taxes	513	1,979	118	2,143

Total comprehensive income, net of taxes	84,495	59,297	154,015	100,082
Net (earnings) loss attributable to noncontrolling interests	(128)	49	25	126

Comprehensive income attributable to Kirby	$84,367	$59,346	$154,040	$100,208

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net earnings	$153,897	$97,939
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	117,124	102,806
Provision for deferred income taxes	23,926	30,238
Amortization of share-based compensation	9,399	8,912
Amortization of major maintenance costs	16,755	14,043
Other	915	(3,111)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(19,409)	(22,878)
Net cash provided by operating activities	302,607	227,949

Cash flows from investing activities:
Capital expenditures	(169,607)	(171,245)
Acquisitions of businesses and marine equipment	(65,232)	—
Proceeds from disposition of assets	9,054	20,529
Net cash used in investing activities	(225,785)	(150,716)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	30,902	31,155
Borrowings on long-term debt	—	240,000
Payments on long-term debt	—	(350,000)
Payment of debt issuance costs	(3)	(1,236)
Proceeds from exercise of stock options	4,096	118
Payments related to tax withholding for share-based compensation	(5,339)	(3,595)
Treasury stock purchases	(85,466)	(37,600)
Other	(49)	(49)
Net cash used in financing activities	(55,859)	(121,207)
Increase (decrease) in cash and cash equivalents	20,963	(43,974)

Cash and cash equivalents, beginning of year	32,577	80,577
Cash and cash equivalents, end of period	$53,540	$36,603

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$26,243	$24,553
Income taxes paid (refunded), net	$14,391	$(67,921)
Operating cash outflow from operating leases	$22,980	$22,769
Non-cash investing activity:
Capital expenditures included in accounts payable	$(2,015)	$(5,064)
Right-of-use assets obtained in exchange for lease obligations	$21,045	$20,838

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2024	65,472	$6,547	$859,150	$34,611	$2,761,733	(7,199)	$(446,393)	$1,093	$3,216,741
Stock option exercises	—	—	1,115	—	—	35	1,470	—	2,585
Issuance of stock for equity awards, net of forfeitures	—	—	(998)	—	—	17	998	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(55)	—	(55)
Amortization of share-based compensation	—	—	2,991	—	—	—	—	—	2,991
Treasury stock purchases	—	—	—	—	—	(372)	(43,679)	—	(43,679)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(400)	—	(400)
Total comprehensive income, net of taxes	—	—	—	513	83,854	—	—	128	84,495
Balance at June 30, 2024	65,472	$6,547	$862,258	$35,124	$2,845,587	(7,520)	$(488,059)	$1,221	$3,262,678

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2023	65,472	$6,547	$856,680	$17,017	$2,509,428	(5,504)	$(306,746)	$2,214	$3,085,140
Issuance of stock for equity awards, net of forfeitures	—	—	(1,819)	—	—	33	1,819	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(40)	—	(40)
Amortization of share-based compensation	—	—	3,104	—	—	—	—	—	3,104
Treasury stock purchases	—	—	—	—	—	(475)	(34,416)	—	(34,416)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(276)	—	(276)
Total comprehensive income, net of taxes	—	—	—	1,979	57,367	—	—	(49)	59,297
Balance at June 30, 2023	65,472	$6,547	$857,965	$18,996	$2,566,795	(5,946)	$(339,659)	$2,165	$3,112,809

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	1,434	—	—	54	2,662	—	4,096
Issuance of stock for equity awards, net of forfeitures	—	—	(12,538)	—	—	207	12,538	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(67)	(5,339)	—	(5,339)
Amortization of share-based compensation	—	—	9,399	—	—	—	—	—	9,399
Treasury stock purchases	—	—	—	—	—	(871)	(85,466)	—	(85,466)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(704)	—	(704)
Total comprehensive income, net of taxes	—	—	—	118	153,922	—	—	(25)	154,015
Balance at June 30, 2024	65,472	$6,547	$862,258	$35,124	$2,845,587	(7,520)	$(488,059)	$1,221	$3,262,678

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	(217)	—	—	13	335	—	118
Issuance of stock for equity awards, net of forfeitures	—	—	(10,075)	—	—	182	10,075	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(3,595)	—	(3,595)
Amortization of share-based compensation	—	—	8,912	—	—	—	—	—	8,912
Treasury stock purchases	—	—	—	—	—	(522)	(37,600)	—	(37,600)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(276)	—	(276)
Total comprehensive income, net of taxes	—	—	—	2,143	98,065	—	—	(126)	100,082
Balance at June 30, 2023	65,472	$6,547	$857,965	$18,996	$2,566,795	(5,946)	$(339,659)	$2,165	$3,112,809

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

(2) Acquisitions

On May 15, 2024, the Company completed the purchase of 13 inland tank barges, with a total capacity of 347,000 barrels, and two high horsepower towboats from an undisclosed seller for approximately $65.2 million in cash. The 13 tank barges, including three specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 13 barges was 15 years.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marine transportation segment:
Inland transportation	$391,835	$351,807	$777,842	$689,695
Coastal transportation	92,973	75,155	182,378	149,762
	$484,808	$426,962	$960,220	$839,457
Distribution and services segment:
Commercial and industrial	$165,658	$152,045	$308,282	$305,099
Power generation	107,783	99,006	243,452	189,315
Oil and gas	66,141	99,235	120,458	193,821
	$339,582	$350,286	$672,192	$688,235

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the six months ended June 30, 2024 and 2023 that were included in the opening contract liability balances were $81.5 million and $60.3 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at June 30, 2024 or December 31, 2023. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

Distribution and Services Segment (“KDS”) — Provides after-market services and genuine replacement parts for engines, transmissions, reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, backup power and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment.

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $7.5 million and $14.1 million for the three months and six months ended June 30, 2024, respectively, and $10.3 million and $19.7 million for the three months and six months ended June 30, 2023, respectively, as well as the related intersegment profit of $0.7 million and $1.4 million for the three months and six months ended June 30, 2024, respectively, and $1.0 million and $2.0 million for the three months and six months ended June 30, 2023, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Marine transportation	$484,808	$426,962	$960,220	$839,457
Distribution and services	339,582	350,286	672,192	688,235
	$824,390	$777,248	$1,632,412	$1,527,692
Segment profit:
Marine transportation	$94,876	$64,251	$177,859	$107,287
Distribution and services	29,436	29,842	51,450	52,634
Other	(13,545)	(17,815)	(26,901)	(28,971)
	$110,767	$76,278	$202,408	$130,950

	June 30, 2024	December 31, 2023
Total assets:
Marine transportation	$4,557,755	$4,454,931
Distribution and services	1,178,801	1,156,384
Other	129,342	110,882
	$5,865,898	$5,722,197

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General corporate expenses	$(4,329)	$(7,265)	$(7,877)	$(13,873)
Gain on disposition of assets	515	472	589	2,702
Interest expense	(12,819)	(12,286)	(25,970)	(25,507)
Other income	3,088	1,264	6,357	7,707
	$(13,545)	$(17,815)	$(26,901)	$(28,971)

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2024	December 31, 2023
General corporate assets	$126,949	$108,306
Investment in affiliates	2,393	2,576
	$129,342	$110,882

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$74,000	$74,000	$44,000	$44,000
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	483,222	500,000	475,920
3.46% senior notes due January 19, 2033	60,000	51,681	60,000	49,955
3.51% senior notes due January 19, 2033	240,000	207,577	240,000	200,698
Credit line due June 30, 2026	—	—	—	—
Bank notes payable	8,970	8,970	8,068	8,068
	1,052,970	995,450	1,022,068	948,641
Unamortized debt discounts and issuance costs	(4,880)	—	(5,473)	—
	$1,048,090	$995,450	$1,016,595	$948,641
(a)
Variable interest rate of 6.6% at June 30, 2024 and 6.8% at December 31, 2023.

On July 29, 2022, the Company entered into a credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. No repayments are required until June 30, 2025. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $426.0 million as of June 30, 2024.

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

The Company has a $15 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of June 30, 2024.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2024	December 31, 2023
2024	$20,448	$38,943
2025	35,387	27,638
2026	31,865	24,945
2027	25,643	22,842
2028	19,683	18,318
Thereafter	84,490	79,755
Total lease payments	217,516	212,441
Less: imputed interest	(39,867)	(40,290)
Operating lease liabilities	$177,649	$172,151

The following table summarizes lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$11,599	$10,653	$22,880	$21,230
Variable lease cost	578	690	1,071	1,448
Short-term lease cost	8,809	9,211	18,988	15,430
Sublease income	(830)	(798)	(1,684)	(1,641)
	$20,156	$19,756	$41,255	$36,467

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2024	December 31, 2023
Weighted average discount rate	4.6%	4.4%
Weighted average remaining lease term	9 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation cost	$2,991	$3,104	$9,399	$8,912
Income tax benefit	$737	$754	$2,256	$2,247

During the six months ended June 30, 2024, the Company granted 164,848 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan, the majority of which vest ratably over five years. During April 2024, the Company granted 14,624 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) before taxes on income:
United States	$111,091	$76,162	$202,745	$130,025
Foreign	(324)	116	(337)	925
	$110,767	$76,278	$202,408	$130,950
Provision (benefit) for taxes on income:
Federal:
Current	$9,337	$—	$19,956	$—
Deferred	14,196	16,466	22,278	28,199
State and local:
Current	2,935	1,310	4,557	2,577
Deferred	319	1,199	1,648	2,039
Foreign - current	(2)	(15)	72	196
	$26,785	$18,960	$48,511	$33,011

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings attributable to Kirby	$83,854	$57,367	$153,922	$98,065
Undistributed earnings allocated to restricted shares	(13)	(22)	(13)	(21)
Earnings available to Kirby common stockholders – basic	83,841	57,345	153,909	98,044
Undistributed earnings allocated to restricted shares	13	22	13	21
Undistributed earnings reallocated to restricted shares	(13)	(22)	(13)	(21)
Earnings available to Kirby common stockholders – diluted	$83,841	$57,345	$153,909	$98,044

Shares outstanding:
Weighted average common stock issued and outstanding	58,190	59,829	58,329	59,905
Weighted average unvested restricted stock	(9)	(23)	(5)	(13)
Weighted average common stock outstanding – basic	58,181	59,806	58,324	59,892
Dilutive effect of stock options and restricted stock units	411	279	379	287
Weighted average common stock outstanding – diluted	58,592	60,085	58,703	60,179

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.44	$0.96	$2.64	$1.64
Diluted	$1.43	$0.95	$2.62	$1.63

Certain outstanding options to purchase approximately 279,000 shares of common stock were excluded in the computation of diluted earnings per share as of June 30, 2023, as such stock options would have been antidilutive. There were no antidilutive stock options as of June 30, 2024. There were no antidilutive RSUs as of June 30, 2024 and 2023.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$373,438	$351,050
Work in process	71,866	103,339
	$445,304	$454,389

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.6 million to the Higman pension plan during the six months ended June 30, 2024. The Company expects to make additional contributions of $1.1 million during the remainder of 2024.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$823	$956	$—	$—
Interest cost	4,267	4,572	9	10
Expected return on plan assets	(6,224)	(5,732)	—	—
Amortization of actuarial (gain) loss	(692)	—	8	6
Net periodic benefit cost	$(1,826)	$(204)	$17	$16

	Pension Benefits
	Pension Plans		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$1,697	$1,848	$—	$—
Interest cost	8,590	9,178	19	21
Expected return on plan assets	(12,442)	(11,455)	—	—
Amortization of actuarial (gain) loss	(1,165)	—	16	12
Net periodic benefit cost	$(3,320)	$(429)	$35	$33

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$5	$5	$10	$11
Amortization of actuarial gain	(70)	(86)	(140)	(172)
Net periodic benefit cost	$(65)	$(81)	$(130)	$(161)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income were as follows (in thousands):

	Three Months Ended June 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(754)	$189	$(565)	$(80)	$21	$(59)
Actuarial gains	2,069	(518)	1,551	1,779	(446)	1,333
Foreign currency translation	(473)	—	(473)	705	—	705
Total	$842	$(329)	$513	$2,404	$(425)	$1,979

	Six Months Ended June 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(1,289)	$329	$(960)	$(160)	$40	$(120)
Actuarial gains	2,069	(518)	1,551	1,779	(446)	1,333
Foreign currency translation	(473)	—	(473)	930	—	930
Total	$307	$(189)	$118	$2,549	$(406)	$2,143

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.5 million at June 30, 2024, including $11.6 million in letters of credit and $19.9 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

Overview

The Company is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. Through KDS, the Company provides after-market service and parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, backup power and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, and manufactures and remanufactures oilfield service equipment, including pressure pumping units, manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, and specialized electrical distribution and control equipment.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$824,390	$777,248	$1,632,412	$1,527,692
Net earnings attributable to Kirby	$83,854	$57,367	$153,922	$98,065
Net earnings per share attributable to Kirby common stockholders – diluted	$1.43	$0.95	$2.62	$1.63
Net cash provided by operating activities			$302,607	$227,949
Capital expenditures			$169,607	$171,245

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on the refund from the IRS.

Cash provided by operating activities for the 2024 first six months increased in comparison to the 2023 first six months primarily due to higher business activity levels. For the 2024 first six months, capital expenditures of $169.6 million included $123.1 million in KMT and $46.5 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2024 will be in the $300 million to $330 million range. Approximately $200 million to $240 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Approximately $90 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio was 24.3% at June 30, 2024 compared to 24.2% at December 31, 2023. Total equity increased as of June 30, 2024 as compared to December 31, 2023 primarily from net earnings attributable to Kirby of $153.9 million, partially offset by treasury stock purchases of $85.5 million. The Company’s debt outstanding as of June 30, 2024 and December 31, 2023 is detailed in Long-Term Financing below.

Marine Transportation

For both the 2024 second quarter and first six months, KMT generated 59% of the Company’s revenues compared to 55% for both the 2023 second quarter and first six months. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	June 30,
	2024	2023
Inland tank barges:
Owned	1,059	1,007
Leased	34	38
Total	1,093	1,045
Barrel capacity (in millions)	24.2	23.3

Active inland towboats (quarter average):
Owned	213	215
Chartered	74	66
Total	287	281

Coastal tank barges:
Owned	28	28
Leased	-	1
Total	28	29
Barrel capacity (in millions)	2.9	3.0

Coastal tugboats:
Owned	24	24
Chartered	1	1
Total	25	25

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	4	5

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

During the 2024 first six months, the Company brought back into service three inland tank barges, purchased 13 inland tank barges, purchased a newly constructed inland specialty tank barge, chartered one inland tank barge, and retired one inland tank barge, increasing its capacity by approximately 0.4 million barrels.

KMT revenues for both the 2024 second quarter and first six months increased 14% and operating income increased 48% and 66%, respectively, compared to the 2023 second quarter and first six months. The increase in revenues was primarily due to higher term and spot pricing in the inland and coastal markets. The 2024 second quarter was modestly impacted by heavy rains, which briefly closed the Houston Ship Channel, and the closure of two major locks on the lower Mississippi River for repairs. The 2024 and 2023 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For both the 2024 second quarter and first six months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues. For both the 2023 second quarter and first six months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2024 first and second quarters and the 2023 first quarter, and the low 90% range during the 2023 second quarter. The 2024 second quarter was modestly impacted by heavy rains, which briefly closed the Houston Ship Channel, and the closure of two major locks on the lower Mississippi River for repairs. The 2024 and 2023 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays.

Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2024 and 2023 first and second quarters.

During both the 2024 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2023 second quarter and first six months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. Inland time charters during the 2024 second quarter and first six months represented approximately 59% and 60%, respectively, of inland revenues under term contracts compared with 62% and 61% in the 2023 second quarter and first six months, respectively. During the 2024 second quarter and first six months, approximately 100% and 98%, respectively, of KMT coastal revenues were under term contracts and none and 2%, respectively, were under spot contracts. During the 2023 second quarter and first six months, approximately 85% and 80%, respectively, of KMT coastal revenues were under term contracts and 15% and 20%, respectively, were under spot contracts. Coastal time charters represented approximately 97% of coastal revenues under term contracts during both the 2024 second quarter and first six months compared to 90% during both the 2023 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
	March 31, 2024	June 30, 2024
Inland market:
Term increase	9% – 12%	4% – 6%
Spot increase	14% – 17%	14% – 16%
Coastal market (a):
Term increase	19% – 21%	17% – 20%
Spot increase	30% – 32%	23% – 26%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2024, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9.5%, excluding fuel.

KMT operating margin was 19.6% and 18.5% for the 2024 second quarter and first six months, respectively, compared to 15.0% and 12.8% for the 2023 second quarter and first six months, respectively.

Distribution and Services

KDS sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield services equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, and related equipment used in oilfield services, marine, power generation, on-highway, backup power and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, and refrigeration trailers for use in a variety of industrial markets, manufactures and remanufactures oilfield service equipment, including pressure pumping units, and manufactures cementing and pumping equipment as well as coil tubing and well intervention equipment, electric power generation equipment, and specialized electric distribution and control equipment.

For both the 2024 second quarter and first six months, KDS generated 41% of the Company’s revenues, of which 83% and 78%, respectively, were generated from service and parts and 17% and 22%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2024 second quarter and first six months decreased 3% and 2%, respectively, and operating income decreased 1% and 2%, respectively, compared with the 2023 second quarter and first six months. In the commercial and industrial market, revenues increased compared to the 2023 second quarter and first six months, as higher business levels in marine repair were partially offset by lower on-highway activity. Operating income in the commercial and industrial market was up compared to the 2023 second quarter and first six months mainly due to sales mix. For the 2024 second quarter and first six months, the commercial and industrial market contributed 49% and 46%, respectively, of KDS revenues.

In the power generation market, revenues and operating income increased compared to the 2023 second quarter and first six months with several large project awards from data center customers as well as other backup power industrial customers. For the 2024 second quarter and first six months, the power generation market contributed 32% and 36%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income declined compared to the 2023 second quarter and first six months due to lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. For the 2024 second quarter and first six months, the oil and gas market contributed 19% and 18%, respectively, of KDS revenues.

KDS operating margin was 8.7% and 7.7% for the 2024 second quarter and first six months, respectively, compared to 8.5% and 7.6% for the 2023 second quarter and first six months, respectively.

Outlook

Overall, the Company expects to deliver improved financial results in 2024. In KMT, barge utilization and customer demand remain strong, and rates continue to increase. In KDS, demand for products and services remains steady, and the Company continues to receive new orders in manufacturing. The Company remains mindful of the ever-changing economic landscape related to the impact of continued high interest rates, and possible recessionary headwinds as it moves through 2024.

In the inland marine transportation market, the Company anticipates continued positive market dynamics for the remainder of 2024 with steady customer demand and limited new barge construction in the industry. In addition, many industry units are scheduled for maintenance in 2024 and 2025. The Company expects inland barge utilization rates to remain in the low to mid-90% range throughout the remainder of the year. In coastal marine, strong customer demand is expected throughout the year with barge utilization in the low to mid-90% range.

KDS results are largely influenced by power generation needs, as well as the cycles of the oil and gas, marine, on-highway and other related industrial markets. Despite economic uncertainty, the Company expects to yield incremental demand for OEM products, parts, and services in the segment. In commercial and industrial, the demand outlook in marine repair is strong while on-highway is somewhat weak with the exception of Thermo King refrigeration products and services. In power generation, the Company anticipates continued strong growth as data center demand and the need for backup power is strong. In oil and gas, activity levels are lower but seem to be bottoming with improved revenues and operating income in the 2024 second quarter as compared to the 2024 first quarter. The Company anticipates extended lead times for certain OEM products to continue contributing to a volatile delivery schedule of new products in 2024 and into 2025.

Acquisitions

On May 15, 2024, the Company completed the purchase of 13 inland tank barges, with a total capacity of 347,000 barrels, and two high horsepower towboats from an undisclosed seller for approximately $65.2 million in cash. The 13 tank barges, including three specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 13 barges was 15 years. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

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

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	%	2023	%	2024	%	2023	%
Marine transportation	$484,808	59%	$426,962	55%	$960,220	59%	$839,457	55%
Distribution and services	339,582	41	350,286	45	672,192	41	688,235	45
	$824,390	100%	$777,248	100%	$1,632,412	100%	$1,527,692	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Marine transportation revenues	$484,808	$426,962	14%	$960,220	$839,457	14%

Costs and expenses:
Costs of sales and operating expenses	299,975	275,618	9	601,237	557,641	8
Selling, general and administrative	32,527	33,605	(3)	69,648	68,592	2
Taxes, other than on income	8,383	7,962	5	14,580	15,269	(5)
Depreciation and amortization	49,047	45,526	8	96,896	90,668	7
	389,932	362,711	8	782,361	732,170	7
Operating income	$94,876	$64,251	48%	$177,859	$107,287	66%
Operating margins	19.6%	15.0%		18.5%	12.8%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2024 Second Quarter Revenue Distribution	2024 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	52%	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	25%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	20%	20%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for both the 2024 second quarter and first six months increased 14% and operating income increased 48% and 66%, respectively, compared to the 2023 second quarter and first six months. The increase in revenues for the 2024 second quarter and first six months was primarily due to higher term and spot pricing in the inland and coastal markets. The 2024 second quarter was modestly impacted by heavy rains, which briefly closed the Houston Ship Channel, and the closure of two major locks on the lower Mississippi River for repairs. The 2024 and 2023 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For both the 2024 second quarter and first six months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues. For both the 2023 second quarter and first six months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2024 first and second quarters and the 2023 first quarter, and the low 90% range during the 2023 second quarter. The 2024 second quarter was modestly impacted by heavy rains, which briefly closed the Houston Ship Channel, and the closure of two major locks on the lower Mississippi River for repairs. The 2024 and 2023 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays.

Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2024 and 2023 first and second quarters.

The petrochemical market, which is the Company’s largest market, contributed 52% and 51% of KMT revenues for the 2024 second quarter and first six months, respectively, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle as compared to the 2023 second quarter and first six months.

The black oil market, which contributed 25% and 26% of KMT revenues for the 2024 second quarter and first six months, respectively, reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2024 first six months, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 20% of KMT revenues for both the 2024 second quarter and first six months, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2023 second quarter and first six months.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2024 second quarter and first six months, reflected improved demand for transportation of both domestically produced and imported products as compared to the 2023 second quarter and first six months.

For the 2024 second quarter, inland operations incurred 3,334 delay days, 44% more than the 2,317 delay days that occurred during the 2023 second quarter. For the 2024 first six months, inland operations incurred 6,841 delay days, 6% more than the 6,442 delay days that occurred during the 2023 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected the modest impact of heavy rains, which briefly closed the Houston Ship Channel, and the closure of two major locks on the lower Mississippi River for repairs during the 2024 second quarter and poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2024 and 2023 first quarters.

During both the 2024 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2023 second quarter and first six months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. Inland time charters during the 2024 second quarter and first six months represented approximately 59% and 60%, respectively, of inland revenues under term contracts compared with 62% and 61% in the 2023 second quarter and first six months, respectively. During the 2024 second quarter and first six months, approximately 100% and 98%, respectively, of KMT coastal revenues were under term contracts and none and 2%, respectively, were under spot contracts. During the 2023 second quarter and first six months, approximately 85% and 80%, respectively, of KMT coastal revenues were under term contracts and 15% and 20%, respectively, were under spot contracts. Coastal time charters represented approximately 97% of coastal revenues under term contracts during both the 2024 second quarter and first six months compared to 90% during both the 2023 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
	March 31, 2024	June 30, 2024
Inland market:
Term increase	9% – 12%	4% – 6%
Spot increase	14% – 17%	14% – 16%
Coastal market (a):
Term increase	19% – 21%	17% – 20%
Spot increase	30% – 32%	23% – 26%

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

Marine Transportation Costs and Expenses

Costs and expenses for the 2024 second quarter and first six months increased 8% and 7%, respectively, compared to the 2023 second quarter and first six months. Costs of sales and operating expenses for the 2024 second quarter and first six months increased 9% and 8%, respectively, compared with the 2023 second quarter and first six months. The increase during the 2024 second quarter and first six months reflected improved business activity levels and inflationary cost pressures, partially offset by lower fuel costs.

The inland marine transportation fleet operated an average of 287 towboats during the 2024 second quarter, of which an average of 74 were chartered, compared to 281 during the 2023 second quarter, of which an average of 66 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2024 second quarter, inland operations consumed 12.1 million gallons of diesel fuel compared to 12.2 million gallons consumed during the 2023 second quarter. The average price per gallon of diesel fuel consumed during the 2024 second quarter was $2.83 per gallon compared with $2.87 per gallon for the 2023 second quarter. During the 2024 first six months, inland operations consumed 24.0 million gallons of diesel fuel compared to 24.4 million gallons consumed during the 2023 first six months. The average price per gallon of diesel fuel consumed during the 2024 first six months was $2.83 per gallon compared with $3.09 per gallon for the 2023 first six months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2024 second quarter and first six months decreased 3% and increased 2%, respectively, compared to the 2023 second quarter and first six months. The decrease in selling, general and administrative expenses for the 2024 second quarter as compared to the 2023 second quarter was primarily due to lower legal costs, which was partially offset by higher business activity levels and inflationary cost pressures. The increase in selling, general and administrative expenses for the 2024 first six months as compared to the 2023 first six months was primarily due to higher business activity levels and inflationary cost pressures, which was partially offset by lower legal costs. Both the 2024 second quarter and first six months were also impacted by salary and wage increases that went into effect July 1, 2023.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2024 second quarter and first six months increased 48% and 66%, respectively, compared with the 2023 second quarter and first six months. The 2024 second quarter operating margin was 19.6% compared with 15.0% for the 2023 second quarter. The 2024 first six months operating margin was 18.5% compared with 12.8% for the 2023 first six months. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets as a result of improving business activity levels, high utilization and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Distribution and services revenues	$339,582	$350,286	(3)%	$672,192	$688,235	(2)%

Costs and expenses:
Costs of sales and operating expenses	253,742	268,657	(6)	503,145	528,521	(5)
Selling, general and administrative	45,919	45,686	1	97,440	94,883	3
Taxes, other than on income	1,900	1,707	11	3,728	3,558	5
Depreciation and amortization	8,585	4,394	95	16,429	8,639	90
	310,146	320,444	(3)	620,742	635,601	(2)
Operating income	$29,436	$29,842	(1)%	$51,450	$52,634	(2)%
Operating margins	8.7%	8.5%		7.7%	7.6%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2024 Second Quarter Revenue Distribution	2024 Six Months Revenue Distribution	Customers
Commercial and Industrial	49%	46%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	32%	36%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	19%	18%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2024 second quarter and first six months decreased 3% and 2%, respectively, compared to the 2023 second quarter and first six months. In the commercial and industrial market, revenues increased compared to the 2023 second quarter and first six months, as higher business levels in marine repair were partially offset by lower on-highway activity. Operating income in the commercial and industrial market was up compared to the 2023 second quarter and first six months mainly due to sales mix. In the power generation market, revenues and operating income increased compared to the 2023 second quarter and first six months with several large project awards from data center customers as well as other backup power industrial customers. In the oil and gas market, revenues and operating income declined compared to the 2023 second quarter and first six months due to lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment.

Distribution and Services Costs and Expenses

Costs and expenses for the 2024 second quarter and first six months decreased 3% and 2%, respectively, compared with the 2023 second quarter and first six months. Costs of sales and operating expenses for the 2024 second quarter and first six months decreased 6% and 5%, respectively, compared with the 2023 second quarter and first six months, reflecting lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2024 second quarter and first six months increased 1% and 3%, respectively, compared to the 2023 second quarter and first six months, primarily due to continued inflationary cost pressures and salary and wage increases that went into effect July 1, 2023.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2024 second quarter and first six months decreased 1% and 2%, respectively, compared with the 2023 second quarter and first six months. The 2024 second quarter operating margin was 8.7% compared to 8.5% for the 2023 second quarter. The 2024 first six months operating margin was 7.7% compared to 7.6% for the 2023 first six months. The results reflect increased power generation and marine repair activity offset by lower on-highway and conventional oilfield activity.

General Corporate Expenses

General corporate expenses for the 2024 second quarter and first six months decreased compared to the 2023 second quarter and first six months primarily due to lower legal and insurance costs. The 2023 first six months also included costs related to strategic review and shareholder engagement.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $0.5 million for both the 2024 and 2023 second quarters. The Company reported a net gain on disposition of assets of $0.6 million for the 2024 first six months and $2.7 million for the 2023 first six months. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Other income	$3,088	$1,264	144%	$6,357	$7,707	(18)%
Noncontrolling interests	$(128)	$49	361%	$25	$126	(80)%
Interest expense	$(12,819)	$(12,286)	4%	$(25,970)	$(25,507)	2%

Other Income

Other income for the 2024 and 2023 second quarters includes income of $2.7 million and $1.2 million, respectively, and the 2024 and 2023 first six months includes income of $5.1 million and $2.4 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The 2023 first six months also includes interest income associated with an Internal Revenue Service refund.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average debt	$1,062,620	$1,024,071	$1,063,768	$1,112,956
Average interest rate	4.8%	4.7%	4.8%	4.6%

Interest expense for the 2024 second quarter and first six months increased 4% and 2%, respectively, compared with the 2023 second quarter and first six months, primarily due to a higher average interest rate in the 2024 second quarter and first six months, as well as higher debt levels in the 2024 second quarter. There was no capitalized interest excluded from interest expense during the 2024 or 2023 first six months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2024	December 31, 2023	% Change
Assets:
Current assets	$1,166,615	$1,135,161	3%
Property and equipment, net	3,974,747	3,861,105	3
Operating lease right-of-use assets	157,950	152,216	4
Goodwill	438,748	438,748	—
Other intangibles, net	38,667	42,927	(10)
Other assets	89,171	92,040	(3)
	$5,865,898	$5,722,197	3%

Liabilities and stockholders’ equity:
Current liabilities	$684,623	$675,795	1%
Long-term debt, net – less current portion	1,039,120	1,008,527	3
Deferred income taxes	720,679	696,557	3
Operating lease liabilities – less current portion	144,250	138,811	4
Other long-term liabilities	14,548	15,830	(8)
Total equity	3,262,678	3,186,677	2
	$5,865,898	$5,722,197	3%

Current assets as of June 30, 2024 increased 3% compared with December 31, 2023. Trade accounts receivable increased 4% primarily due to higher business activity levels in KMT. Inventories – net decreased by 2% primarily due to strong deliveries of power generation units during the 2024 first six months.

Property and equipment, net of accumulated depreciation, at June 30, 2024 increased 3% compared with December 31, 2023. The increase reflected $171.6 million of capital additions (including an increase in accrued capital expenditures of $2.0 million) and a $65.2 million equipment acquisition in the 2024 second quarter, partially offset by $112.8 million of depreciation expense and $10.4 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Other intangibles, net, as of June 30, 2024 decreased 10% compared with December 31, 2023, due to amortization during the 2024 first six months.

Other assets as of June 30, 2024 decreased 3% compared with December 31, 2023, primarily due to amortization of drydock expenditures, partially offset by additional deferred major maintenance drydock expenditures incurred during the 2024 first six months.

Current liabilities as of June 30, 2024 increased 1% compared with December 31, 2023. Income taxes payable increased by $8.7 million as the Company expects to utilize its remaining federal net operating losses during 2024 due to improved profitability. Accounts payable decreased 1% primarily due to timing of inventory purchases. Accrued liabilities decreased 8% primarily from payment during the 2024 first quarter of employee incentive compensation accrued during 2023. Deferred revenue increased 14% primarily due to deposits on equipment expected to be shipped later in 2024 in KDS.

Long-term debt, net – less current portion, as of June 30, 2024 increased 3% compared with December 31, 2023, primarily reflecting borrowings under the 2027 Revolving Credit Facility.

Deferred income taxes as of June 30, 2024 increased 3% compared with December 31, 2023, primarily reflecting the deferred tax provision of $23.9 million.

Total equity as of June 30, 2024 increased 2% compared with December 31, 2023. The increase was primarily due to the net earnings attributable to Kirby of $153.9 million, amortization of share-based compensation of $9.4 million, and stock option exercises of $4.1 million, partially offset by treasury stock purchases of $85.5 million and tax withholdings of $5.3 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2024	December 31, 2023
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$74,000	$44,000
Term Loan due July 29, 2027 (a)	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	8,970	8,068
	1,052,970	1,022,068
Unamortized debt discounts and issuance costs	(4,880)	(5,473)
	$1,048,090	$1,016,595
(a)
Variable interest rate of 6.6% at June 30, 2024 and 6.8% at December 31, 2023.

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. No repayments are required until June 30, 2025. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $426.0 million as of June 30, 2024.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity.

The Company has a $15 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of June 30, 2024.

As of June 30, 2024, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2024 first six months with net cash provided by operating activities of $302.6 million compared with $227.9 million for the 2023 first six months, a 33% increase. The improvement in operating cash flows was due to higher revenues and operating income in KMT and a favorable change in inventories, primarily due to timing of shipments. The 2023 first six months includes the receipt of the Internal Revenue Service refund of $70.4 million plus accrued interest in April 2023. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing during the 2024 first six months. During the 2024 and 2023 first six months, the Company generated cash of $9.1 million and $20.5 million, respectively, from proceeds from the disposition of assets, and $4.1 million and $0.1 million, respectively, from proceeds from the exercise of stock options.

For the 2024 first six months, cash generated was used for capital expenditures of $169.6 million, including $111.1 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $58.5 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including electric fracturing equipment, generators, and other related equipment.

Treasury Stock Purchases

During the 2024 first six months, the Company purchased 870,770 shares of its common stock for $85.5 million, at an average price of $98.15 per share. Subsequent to June 30, 2024 and through August 8, 2024, the Company purchased an additional 98,854 shares of its common stock for $11.1 million, at an average price of $111.85 per share. As of August 8, 2024, the Company had approximately 3.6 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2024 second quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 8, 2024 the Company also had cash and cash equivalents of $53.5 million, availability of $444.9 million under its 2027 Revolving Credit Facility, and $8.2 million available under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.5 million at June 30, 2024, including $11.6 million in letters of credit and $19.9 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 — April 30, 2024	—	$—	—	—
May 1 — May 31, 2024	120,057	$113.63	—	—
June 1 — June 30, 2024	252,208	$119.09	—	—
Total	372,265	$117.33	—	—

Purchases of the Company’s common stock during the 2024 second quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2024 second quarter and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

During the 2024 second quarter, the following Section 16 officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Name & Title	Date Adopted	Character of Trading Arrangement(a)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(b)	Other Material Terms	Date Terminated
Scott P. Miller Vice President and Chief Information Officer	5/20/2024	Rule 10b5-1 Trading Arrangement	Up to 7,742 shares to be sold	2/5/2025 - 8/5/2025	N/A	N/A

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

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2024 second quarter by the Company’s directors and Section 16 officers. Each of the trading arrangements are in accordance with the Company’s policy against insider trading, and actual sale transactions made pursuant to such trading arrangements have been or will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

Dated: August 9, 2024