Form 10-Q
period 2024-09-30
KIRBY CORP
filed 2024-11-12
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, 57.4 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,073	$32,577
Accounts receivable:
Trade – less allowance for doubtful accounts	542,527	526,691
Other	47,965	52,025
Inventories – net	434,151	454,389
Prepaid expenses and other current assets	72,617	69,479
Total current assets	1,164,333	1,135,161

Property and equipment	6,045,965	5,824,038
Accumulated depreciation	(2,060,572)	(1,962,933)
Property and equipment – net	3,985,393	3,861,105

Operating lease right-of-use assets	163,455	152,216
Goodwill	438,748	438,748
Other intangibles, net	36,536	42,927
Other assets	82,258	92,040
Total assets	$5,870,723	$5,722,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$8,174	$8,068
Income taxes payable	21,648	1,486
Accounts payable	248,899	269,378
Accrued liabilities	217,208	228,946
Current portion of operating lease liabilities	33,827	33,340
Deferred revenues	168,222	134,577
Total current liabilities	697,978	675,795

Long-term debt, net – less current portion	970,419	1,008,527
Deferred income taxes	735,290	696,557
Operating lease liabilities – less current portion	148,839	138,811
Other long-term liabilities	14,587	15,830
Total long-term liabilities	1,869,135	1,859,725

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	865,973	863,963
Accumulated other comprehensive income – net	34,618	35,006
Retained earnings	2,935,555	2,691,665
Treasury stock – at cost, 7.9 million shares at September 30, 2024 and 6.8 million at December 31, 2023	(540,367)	(411,750)
Total Kirby stockholders’ equity	3,302,326	3,185,431
Noncontrolling interests	1,284	1,246
Total equity	3,303,610	3,186,677
Total liabilities and equity	$5,870,723	$5,722,197

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$486,054	$429,885	$1,446,274	$1,269,342
Distribution and services	345,095	334,887	1,017,287	1,023,122
Total revenues	831,149	764,772	2,463,561	2,292,464

Costs and expenses:
Costs of sales and operating expenses	552,091	530,541	1,657,004	1,618,690
Selling, general and administrative	84,119	79,125	254,708	250,870
Taxes, other than on income	8,973	9,666	27,327	28,610
Depreciation and amortization	60,653	53,445	177,777	156,251
Gain on disposition of assets	(1,617)	(1,528)	(2,206)	(4,230)
Total costs and expenses	704,219	671,249	2,114,610	2,050,191

Operating income	126,930	93,523	348,951	242,273
Other income	2,949	1,589	9,306	9,296
Interest expense	(12,498)	(13,386)	(38,468)	(38,893)

Earnings before taxes on income	117,381	81,726	319,789	212,676
Provision for taxes on income	(27,350)	(18,722)	(75,861)	(51,733)

Net earnings	90,031	63,004	243,928	160,943
Net (earnings) loss attributable to noncontrolling interests	(63)	(40)	(38)	86

Net earnings attributable to Kirby	$89,968	$62,964	$243,890	$161,029

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.56	$1.06	$4.20	$2.70
Diluted	$1.55	$1.05	$4.17	$2.68

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net earnings	$90,031	$63,004	$243,928	$160,943

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(484)	(61)	107	1,152
Foreign currency translation adjustments	(22)	143	(495)	1,073
Total other comprehensive income (loss), net of taxes	(506)	82	(388)	2,225

Total comprehensive income, net of taxes	89,525	63,086	243,540	163,168
Net (earnings) loss attributable to noncontrolling interests	(63)	(40)	(38)	86

Comprehensive income attributable to Kirby	$89,462	$63,046	$243,502	$163,254

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net earnings	$243,928	$160,943
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	177,777	156,251
Provision for deferred income taxes	38,698	46,441
Amortization of share-based compensation	12,837	12,310
Amortization of major maintenance costs	24,965	21,050
Other	(126)	(8,001)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	11,031	(64,767)
Net cash provided by operating activities	509,110	324,227

Cash flows from investing activities:
Capital expenditures	(245,990)	(274,963)
Acquisitions of businesses and marine equipment	(65,232)	(37,500)
Proceeds from disposition of assets	13,832	21,846
Net cash used in investing activities	(297,390)	(290,617)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(38,893)	100,316
Borrowings on long-term debt	—	240,000
Payments on long-term debt	—	(350,000)
Payment of debt issuance costs	(3)	(1,237)
Proceeds from exercise of stock options	8,375	3,431
Payments related to tax withholding for share-based compensation	(5,356)	(3,598)
Treasury stock purchases	(141,272)	(60,910)
Other	(75)	(73)
Net cash used in financing activities	(177,224)	(72,071)
Increase (decrease) in cash and cash equivalents	34,496	(38,461)

Cash and cash equivalents, beginning of year	32,577	80,577
Cash and cash equivalents, end of period	$67,073	$42,116

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$46,600	$45,276
Income taxes paid (refunded), net	$15,476	$(67,118)
Operating cash outflow from operating leases	$34,898	$33,266
Non-cash investing activity:
Capital expenditures included in accounts payable	$1,729	$(2,305)
Right-of-use assets obtained in exchange for lease obligations	$38,730	$32,652

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2024	65,472	$6,547	$862,258	$35,124	$2,845,587	(7,520)	$(488,059)	$1,221	$3,262,678
Stock option exercises	—	—	316	—	—	59	3,964	—	4,280
Issuance of stock for equity awards, net of forfeitures	—	—	(39)	—	—	1	39	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(17)	—	(17)
Amortization of share-based compensation	—	—	3,438	—	—	—	—	—	3,438
Treasury stock purchases	—	—	—	—	—	(483)	(55,806)	—	(55,806)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(488)	—	(488)
Total comprehensive income, net of taxes	—	—	—	(506)	89,968	—	—	63	89,525
Balance at September 30, 2024	65,472	$6,547	$865,973	$34,618	$2,935,555	(7,944)	$(540,367)	$1,284	$3,303,610

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2023	65,472	$6,547	$857,965	$18,996	$2,566,795	(5,946)	$(339,659)	$2,165	$3,112,809
Stock option exercises	—	—	574	—	—	48	2,739	—	3,313
Issuance of stock for equity awards, net of forfeitures	—	—	(9)	—	—	—	9	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(2)	—	(2)
Amortization of share-based compensation	—	—	3,398	—	—	—	—	—	3,398
Treasury stock purchases	—	—	—	—	—	(291)	(23,310)	—	(23,310)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(197)	—	(197)
Total comprehensive income, net of taxes	—	—	—	82	62,964	—	—	40	63,086
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Balance at September 30, 2023	65,472	$6,547	$861,928	$19,078	$2,629,759	(6,189)	$(360,420)	$1,190	$3,158,082

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	1,750	—	—	113	6,625	—	8,375
Issuance of stock for equity awards, net of forfeitures	—	—	(12,577)	—	—	208	12,577	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(68)	(5,356)	—	(5,356)
Amortization of share-based compensation	—	—	12,837	—	—	—	—	—	12,837
Treasury stock purchases	—	—	—	—	—	(1,354)	(141,272)	—	(141,272)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,191)	—	(1,191)
Total comprehensive income, net of taxes	—	—	—	(388)	243,890	—	—	38	243,540
Balance at September 30, 2024	65,472	$6,547	$865,973	$34,618	$2,935,555	(7,944)	$(540,367)	$1,284	$3,303,610

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	357	—	—	61	3,074	—	3,431
Issuance of stock for equity awards, net of forfeitures	—	—	(10,084)	—	—	182	10,084	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(3,598)	—	(3,598)
Amortization of share-based compensation	—	—	12,310	—	—	—	—	—	12,310
Treasury stock purchases	—	—	—	—	—	(812)	(60,910)	—	(60,910)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(472)	—	(472)
Total comprehensive income, net of taxes	—	—	—	2,225	161,029	—	—	(86)	163,168
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Balance at September 30, 2023	65,472	$6,547	$861,928	$19,078	$2,629,759	(6,189)	$(360,420)	$1,190	$3,158,082

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

(2) Acquisitions

On May 15, 2024, the Company completed the purchase of 13 inland tank barges, with a total capacity of 347,000 barrels, and two high horsepower towboats from an undisclosed seller for $65.2 million in cash. The 13 tank barges, including three specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 13 barges was 15 years.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marine transportation segment:
Inland transportation	$392,617	$353,635	$1,170,459	$1,043,330
Coastal transportation	93,437	76,250	275,815	226,012
	$486,054	$429,885	$1,446,274	$1,269,342
Distribution and services segment:
Commercial and industrial	$162,285	$156,060	$470,567	$461,159
Power generation	111,573	119,004	355,025	308,319
Oil and gas	71,237	59,823	191,695	253,644
	$345,095	$334,887	$1,017,287	$1,023,122

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the nine months ended September 30, 2024 and 2023 that were included in the opening contract liability balances were $101.8 million and $76.8 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets at September 30, 2024 or December 31, 2023. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

The Company’s two reportable business segments are managed separately based on fundamental differences in their operations. The Company evaluates the performance of its segments based on the contributions to operating income of the respective segments, before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. Intersegment revenues, based on market-based pricing, of KDS from KMT of $5.0 million and $19.1 million for the three months and nine months ended September 30, 2024, respectively, and $9.9 million and $29.6 million for the three months and nine months ended September 30, 2023, respectively, as well as the related intersegment profit of $0.5 million and $1.9 million for the three months and nine months ended September 30, 2024, respectively, and $1.0 million and $3.0 million for the three months and nine months ended September 30, 2023, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues and profit or loss by reportable segment and total assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Marine transportation	$486,054	$429,885	$1,446,274	$1,269,342
Distribution and services	345,095	334,887	1,017,287	1,023,122
	$831,149	$764,772	$2,463,561	$2,292,464
Segment profit:
Marine transportation	$99,476	$63,467	$277,335	$170,754
Distribution and services	30,378	33,194	81,828	85,828
Other	(12,473)	(14,935)	(39,374)	(43,906)
	$117,381	$81,726	$319,789	$212,676

	September 30, 2024	December 31, 2023
Total assets:
Marine transportation	$4,547,989	$4,454,931
Distribution and services	1,176,845	1,156,384
Other	145,889	110,882
	$5,870,723	$5,722,197

The following table presents the details of “Other” segment loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General corporate expenses	$(4,541)	$(4,666)	$(12,418)	$(18,539)
Gain on disposition of assets	1,617	1,528	2,206	4,230
Interest expense	(12,498)	(13,386)	(38,468)	(38,893)
Other income	2,949	1,589	9,306	9,296
	$(12,473)	$(14,935)	$(39,374)	$(43,906)

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2024	December 31, 2023
General corporate assets	$143,276	$108,306
Investment in affiliates	2,613	2,576
	$145,889	$110,882

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$5,000	$5,000	$44,000	$44,000
Term Loan due July 29, 2027 (a)	170,000	170,000	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	495,295	500,000	475,920
3.46% senior notes due January 19, 2033	60,000	54,562	60,000	49,955
3.51% senior notes due January 19, 2033	240,000	219,082	240,000	200,698
Credit line due June 30, 2026	—	—	—	—
Bank notes payable	8,174	8,174	8,068	8,068
	983,174	952,113	1,022,068	948,641
Unamortized debt discounts and issuance costs	(4,581)	—	(5,473)	—
	$978,593	$952,113	$1,016,595	$948,641
(a)
Variable interest rate of 6.1% at September 30, 2024 and 6.8% at December 31, 2023.

On July 29, 2022, the Company entered into a credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. In October 2024, the Company repaid $10.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until September 30, 2025. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $495.0 million as of September 30, 2024.

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

The Company has a $15 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of September 30, 2024.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2024	December 31, 2023
2024	$10,497	$38,943
2025	38,144	27,638
2026	34,644	24,945
2027	28,510	22,842
2028	22,631	18,318
Thereafter	88,353	79,755
Total lease payments	222,779	212,441
Less: imputed interest	(40,113)	(40,290)
Operating lease liabilities	$182,666	$172,151

The following table summarizes lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$11,728	$10,481	$34,608	$31,711
Variable lease cost	371	388	1,442	1,836
Short-term lease cost	9,515	8,167	28,503	23,597
Sublease income	(836)	(791)	(2,520)	(2,432)
	$20,778	$18,245	$62,033	$54,712

The following table summarizes other supplemental information about the Company’s operating leases:

	September 30, 2024	December 31, 2023
Weighted average discount rate	4.6%	4.4%
Weighted average remaining lease term	8 years	9 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation cost	$3,438	$3,398	$12,837	$12,310
Income tax benefit	$786	$747	$3,042	$2,994

During the nine months ended September 30, 2024, the Company granted 166,708 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan, the majority of which vest ratably over five years. During April 2024, the Company granted 14,624 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) before taxes on income:
United States	$117,520	$81,989	$320,265	$212,014
Foreign	(139)	(263)	(476)	662
	$117,381	$81,726	$319,789	$212,676
Provision (benefit) for taxes on income:
Federal:
Current	$10,031	$(3)	$29,987	$(3)
Deferred	13,547	16,083	35,825	44,282
State and local:
Current	2,546	2,479	7,103	5,056
Deferred	1,225	121	2,873	2,159
Foreign - current	1	42	73	239
	$27,350	$18,722	$75,861	$51,733

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings attributable to Kirby	$89,968	$62,964	$243,890	$161,029
Undistributed earnings allocated to restricted shares	(24)	(31)	(36)	(50)
Earnings available to Kirby common stockholders – basic	89,944	62,933	243,854	160,979
Undistributed earnings allocated to restricted shares	24	31	36	50
Undistributed earnings reallocated to restricted shares	(23)	(31)	(35)	(50)
Earnings available to Kirby common stockholders – diluted	$89,945	$62,933	$243,855	$160,979

Shares outstanding:
Weighted average common stock issued and outstanding	57,767	59,413	58,138	59,739
Weighted average unvested restricted stock	(14)	(30)	(9)	(18)
Weighted average common stock outstanding – basic	57,753	59,383	58,129	59,721
Dilutive effect of stock options and restricted stock units	433	363	397	312
Weighted average common stock outstanding – diluted	58,186	59,746	58,526	60,033

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.56	$1.06	$4.20	$2.70
Diluted	$1.55	$1.05	$4.17	$2.68

Certain outstanding options to purchase approximately 33,000 shares of common stock were excluded in the computation of diluted earnings per share as of September 30, 2023, as such stock options would have been antidilutive. There were no antidilutive stock options as of September 30, 2024. There were no antidilutive RSUs as of September 30, 2024 and 2023.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$366,877	$351,050
Work in process	67,274	103,339
	$434,151	$454,389

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $1.4 million to the Higman pension plan during the nine months ended September 30, 2024. The Company expects to make additional contributions of $0.3 million during the remainder of 2024.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$850	$924	$—	$—
Interest cost	4,294	4,589	10	11
Expected return on plan assets	(6,221)	(5,727)	—	—
Amortization of actuarial (gain) loss	(584)	—	8	6
Net periodic benefit cost	$(1,661)	$(214)	$18	$17

	Pension Benefits
	Pension Plans		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$2,547	$2,772	$—	$—
Interest cost	12,884	13,767	29	32
Expected return on plan assets	(18,663)	(17,182)	—	—
Amortization of actuarial (gain) loss	(1,748)	—	24	18
Net periodic benefit cost	$(4,980)	$(643)	$53	$50

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit cost:
Interest cost	$5	$6	$15	$17
Amortization of actuarial gain	(70)	(86)	(210)	(258)
Net periodic benefit cost	$(65)	$(80)	$(195)	$(241)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended September 30,
	2024			2023
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(646)	$162	$(484)	$(80)	$18	$(62)
Actuarial gains	—	—	—	1	—	1
Foreign currency translation	(22)	—	(22)	143	—	143
Total	$(668)	$162	$(506)	$64	$18	$82

	Nine Months Ended September 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(1,934)	$491	$(1,443)	$(240)	$58	$(182)
Actuarial gains	2,069	(519)	1,550	1,778	(444)	1,334
Foreign currency translation	(495)	—	(495)	1,073	—	1,073
Total	$(360)	$(28)	$(388)	$2,611	$(386)	$2,225

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.5 million at September 30, 2024, including $11.6 million in letters of credit and $19.9 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$831,149	$764,772	$2,463,561	$2,292,464
Net earnings attributable to Kirby	$89,968	$62,964	$243,890	$161,029
Net earnings per share attributable to Kirby common stockholders – diluted	$1.55	$1.05	$4.17	$2.68
Net cash provided by operating activities			$509,110	$324,227
Capital expenditures			$245,990	$274,963

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on the refund from the IRS.

Cash provided by operating activities for the 2024 first nine months increased in comparison to the 2023 first nine months primarily due to higher business activity levels. For the 2024 first nine months, capital expenditures of $246.0 million included $182.6 million in KMT and $63.4 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2024 will be in the $325 million to $355 million range. Approximately $200 million to $240 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Approximately $115 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio decreased to 22.9% at September 30, 2024 compared to 24.2% at December 31, 2023. Total equity increased as of September 30, 2024 as compared to December 31, 2023 primarily from net earnings attributable to Kirby of $243.9 million, partially offset by treasury stock purchases of $141.3 million. The Company’s debt outstanding as of September 30, 2024 and December 31, 2023 is detailed in Long-Term Financing below.

Marine Transportation

For the 2024 third quarter and first nine months, KMT generated 58% and 59%, respectively, of the Company’s revenues compared to 56% and 55%, respectively, for the 2023 third quarter and first nine months. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	September 30,
	2024	2023
Inland tank barges:
Owned	1,062	1,037
Leased	33	34
Total	1,095	1,071
Barrel capacity (in millions)	24.2	23.6

Active inland towboats (quarter average):
Owned	216	219
Chartered	71	55
Total	287	274

Coastal tank barges:
Owned	28	28
Leased	-	-
Total	28	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	24	24
Chartered	1	1
Total	25	25

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	4	5

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

During the 2024 first nine months, the Company brought back into service four inland tank barges, purchased 13 inland tank barges, purchased five newly constructed inland tank barges, and retired three inland tank barges, increasing its capacity by approximately 0.5 million barrels.

KMT revenues for the 2024 third quarter and first nine months increased 13% and 14%, respectively, and operating income increased 57% and 62%, respectively, compared to the 2023 third quarter and first nine months. The increase in revenues was primarily due to higher term and spot pricing in the inland and coastal markets. The 2024 second and third quarters were modestly impacted by weather and lock delays. The 2023 third quarter was impacted by lower tank barge utilization as a result of Illinois River lock closures and several refinery outages, as well as lower fuel rebills in the inland market. The 2024 and 2023 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For both the 2024 third quarter and first nine months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues. For both the 2023 third quarter and first nine months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2024 first and second quarters, and the 90% range during the 2024 third quarter. Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter, and the high 80% range during the 2023 third quarter. The 2024 second and third quarters were modestly impacted by weather and lock closures. The 2023 third quarter was impacted by Illinois River lock closures and several refinery outages. The 2024 and 2023 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays.

Coastal tank barge utilization levels averaged in the mid to high 90% range during the 2024 first, second and third quarters. Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2023 first and second quarters, and the mid-90% range during the 2023 third quarter.

During both the 2024 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2023 third quarter and first nine months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. Inland time charters during the 2024 third quarter and first nine months represented approximately 62% and 61%, respectively, of inland revenues under term contracts compared with 66% and 63% in the 2023 third quarter and first nine months, respectively. During the 2024 third quarter and first nine months, approximately 99% and 98%, respectively, of KMT coastal revenues were under term contracts and 1% and 2%, respectively, were under spot contracts. During the 2023 third quarter and first nine months, approximately 90% and 85%, respectively, of KMT coastal revenues were under term contracts and 10% and 15%, respectively, were under spot contracts. Coastal time charters represented approximately 99% and 98% of coastal revenues under term contracts during the 2024 third quarter and first nine months, respectively, compared to 90% during both the 2023 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024
Inland market:
Term increase	9% – 12%	4% – 6%	6% – 9%
Spot increase	14% – 17%	14% – 16%	10% – 12%
Coastal market (a):
Term increase	19% – 21%	17% – 20%	25% – 28%
Spot increase	30% – 32%	23% – 26%	11% – 13%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2024, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9.5%, excluding fuel.

KMT operating margin was 20.5% and 19.2% for the 2024 third quarter and first nine months, respectively, compared to 14.8% and 13.5% for the 2023 third quarter and first nine months, respectively.

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

For the 2024 third quarter and first nine months, KDS generated 42% and 41%, respectively, of the Company’s revenues, of which 85% and 80%, respectively, were generated from service and parts and 15% and 20%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2024 third quarter and first nine months increased 3% and decreased 1%, respectively, and operating income decreased 8% and 5%, respectively, compared with the 2023 third quarter and first nine months. In the commercial and industrial market, revenues and operating income increased compared to the 2023 third quarter and first nine months, as higher business levels in marine repair were partially offset by lower on-highway activity. For the 2024 third quarter and first nine months, the commercial and industrial market contributed 47% and 46%, respectively, of KDS revenues.

In the power generation market, revenues and operating income decreased compared to the 2023 third quarter as delays in power generation equipment for oil and gas impacted 2024 third quarter results. Revenues and operating income in the power generation market increased compared to the 2023 first nine months with several large project awards from data center customers as well as other backup power industrial customers. For the 2024 third quarter and first nine months, the power generation market contributed 32% and 35%, respectively, of KDS revenues.

In the oil and gas market, revenues increased and operating income declined compared to the 2023 third quarter as deliveries of electric fracturing equipment were partially offset by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts. Revenues and operating income in the oil and gas market decreased compared to the 2023 first nine months due to lower levels of conventional oilfield activity, partially offset by deliveries of electric fracturing equipment. For the 2024 third quarter and first nine months, the oil and gas market contributed 21% and 19%, respectively, of KDS revenues.

KDS operating margin was 8.8% and 8.0% for the 2024 third quarter and first nine months, respectively, compared to 9.9% and 8.4% for the 2023 third quarter and first nine months, respectively.

Outlook

Overall, the Company expects to deliver improved financial results in 2024. In KMT, barge utilization and customer demand remain strong, and rates continue to increase. In KDS, demand for products and services remains steady, and the Company continues to receive new orders in manufacturing. The Company remains mindful of the ever-changing economic landscape related to the impact of continued high interest rates, and possible recessionary headwinds as it moves through 2024 and into 2025.

In the inland marine transportation market, the Company’s outlook for the fourth quarter of 2024 anticipates continued positive market dynamics with limited new barge construction in the industry and normal seasonal weather impacts and steady demand with slightly lower refinery utilization. With these market conditions, the Company expects its barge utilization rates to remain around the 90% range throughout the remainder of the year and continued improvement in term contract pricing as renewals occur during the final quarter of the year. In coastal marine, market conditions remain favorable with supply and demand in balance across the industry fleet. Steady customer demand is expected to continue in the fourth quarter with barge utilization in the mid-90% range. Coastal marine is expected to be impacted by a number of planned shipyards in the fourth quarter.

In the distribution and services segment, the Company anticipates the 2024 fourth quarter will see near-term variability in equipment deliveries due to uncertainty from supply issues, some customer maintenance deferrals, and lower overall levels of activity in oil and gas. In oil and gas, activity levels are lower but have been stabilizing at these lower levels. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair is somewhat weak in the current environment. In power generation, the Company anticipates continued strong growth in orders as data center demand and the need for backup power is very strong. The Company does anticipate extended lead times for certain OEM products to continue contributing to a volatile delivery schedule of new products in the fourth quarter and into 2025.

Acquisitions

On May 15, 2024, the Company completed the purchase of 13 inland tank barges, with a total capacity of 347,000 barrels, and two high horsepower towboats from an undisclosed seller for $65.2 million in cash. The 13 tank barges, including three specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 13 barges was 15 years. Financing of the equipment acquisition was through borrowings under the Company’s revolving credit facility.

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

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	%	2023	%	2024	%	2023	%
Marine transportation	$486,054	58%	$429,885	56%	$1,446,274	59%	$1,269,342	55%
Distribution and services	345,095	42	334,887	44	1,017,287	41	1,023,122	45
	$831,149	100%	$764,772	100%	$2,463,561	100%	$2,292,464	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Marine transportation revenues	$486,054	$429,885	13%	$1,446,274	$1,269,342	14%

Costs and expenses:
Costs of sales and operating expenses	296,114	278,979	6	897,351	836,620	7
Selling, general and administrative	34,064	33,000	3	103,712	101,592	2
Taxes, other than on income	6,524	7,783	(16)	21,104	23,052	(8)
Depreciation and amortization	49,876	46,656	7	146,772	137,324	7
	386,578	366,418	6	1,168,939	1,098,588	6
Operating income	$99,476	$63,467	57%	$277,335	$170,754	62%
Operating margins	20.5%	14.8%		19.2%	13.5%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2024 Third Quarter Revenue Distribution	2024 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	52%	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	25%	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	21%	21%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	2%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2024 third quarter and first nine months increased 13% and 14%, respectively, and operating income increased 57% and 62%, respectively, compared to the 2023 third quarter and first nine months. The increase in revenues for the 2024 third quarter and first nine months was primarily due to higher term and spot pricing in the inland and coastal markets. The 2024 second and third quarters were modestly impacted by weather and lock delays. The 2023 third quarter was impacted by lower tank barge utilization as a result of Illinois River lock closures and several refinery outages, as well as lower fuel rebills in the inland market. The 2024 and 2023 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For both the 2024 third quarter and first nine months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues. For both the 2023 third quarter and first nine months, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2024 first and second quarters, and the 90% range during the 2024 third quarter. Inland tank barge utilization levels averaged in the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter, and the high 80% range during the 2023 third quarter. The 2024 second and third quarters were modestly impacted by weather and lock closures. The 2023 third quarter was impacted by Illinois River lock closures and several refinery outages. The 2024 and 2023 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays.

Coastal tank barge utilization levels averaged in the mid to high 90% range during the 2024 first, second and third quarters. Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2023 first and second quarters, and the mid-90% range during the 2023 third quarter.

The petrochemical market, which is the Company’s largest market, contributed 52% and 51% of KMT revenues for the 2024 third quarter and first nine months, respectively, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle as compared to the 2023 third quarter and first nine months.

The black oil market, which contributed 25% of KMT revenues for both the 2024 third quarter and first nine months reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2024 first nine months, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of Mexico with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 21% of KMT revenues for both the 2024 third quarter and first nine months, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2023 third quarter and first nine months.

The agricultural chemical market, which contributed 2% and 3% of KMT revenues for the 2024 third quarter and first nine months, respectively, reflected stable demand for transportation of both domestically produced and imported products as compared to the 2023 third quarter and first nine months.

For the 2024 third quarter, inland operations incurred 2,061 delay days, 33% more than the 1,548 delay days that occurred during the 2023 third quarter. For the 2024 first nine months, inland operations incurred 8,902 delay days, 11% more than the 7,990 delay days that occurred during the 2023 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected the modest impact of weather and lock delays during the 2024 second and third quarters, Illinois River lock closures during the 2023 third quarter, and poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2024 and 2023 first quarters.

During both the 2024 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2023 third quarter and first nine months, approximately 55% of KMT inland revenues were under term contracts and 45% were spot contract revenues. Inland time charters during the 2024 third quarter and first nine months represented approximately 62% and 61%, respectively, of inland revenues under term contracts compared with 66% and 63% in the 2023 third quarter and first nine months, respectively. During the 2024 third quarter and first nine months, approximately 99% and 98%, respectively, of KMT coastal revenues were under term contracts and 1% and 2%, respectively, were under spot contracts. During the 2023 third quarter and first nine months, approximately 90% and 85%, respectively, of KMT coastal revenues were under term contracts and 10% and 15%, respectively, were under spot contracts. Coastal time charters represented approximately 99% and 98% of coastal revenues under term contracts during the 2024 third quarter and first nine months, respectively, compared to 90% during both the 2023 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024
Inland market:
Term increase	9% – 12%	4% – 6%	6% – 9%
Spot increase	14% – 17%	14% – 16%	10% – 12%
Coastal market (a):
Term increase	19% – 21%	17% – 20%	25% – 28%
Spot increase	30% – 32%	23% – 26%	11% – 13%
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

Marine Transportation Costs and Expenses

Costs and expenses for both the 2024 third quarter and first nine months increased 6% compared to the 2023 third quarter and first nine months. Costs of sales and operating expenses for the 2024 third quarter and first nine months increased 6% and 7%, respectively, compared with the 2023 third quarter and first nine months. The increase during the 2024 third quarter and first nine months was driven by higher levels of business activity and continued inflationary cost pressures, partially offset by lower fuel costs.

The inland marine transportation fleet operated an average of 287 towboats during the 2024 third quarter, of which an average of 71 were chartered, compared to 274 during the 2023 third quarter, of which an average of 55 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2024 third quarter, inland operations consumed 11.3 million gallons of diesel fuel compared to 11.6 million gallons consumed during the 2023 third quarter. The average price per gallon of diesel fuel consumed during the 2024 third quarter was $2.65 per gallon compared with $2.71 per gallon for the 2023 third quarter. During the 2024 first nine months, inland operations consumed 35.3 million gallons of diesel fuel compared to 35.9 million gallons consumed during the 2023 first nine months. The average price per gallon of diesel fuel consumed during the 2024 first nine months was $2.77 per gallon compared with $2.97 per gallon for the 2023 first nine months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2024 third quarter and first nine months increased 3% and 2%, respectively, compared to the 2023 third quarter and first nine months. The increase in selling, general and administrative expenses for the 2024 third quarter and first nine months as compared to the 2023 third quarter and first nine months was primarily due to higher business activity levels and continued inflationary cost pressures, which was partially offset by lower legal costs. Both the 2024 third quarter and first nine months were also impacted by salary and wage increases that went into effect July 1, 2024.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2024 third quarter and first nine months increased 57% and 62%, respectively, compared with the 2023 third quarter and first nine months. The 2024 third quarter operating margin was 20.5% compared with 14.8% for the 2023 third quarter. The 2024 first nine months operating margin was 19.2% compared with 13.5% for the 2023 first nine months. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets as a result of improving business activity levels, high utilization and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Distribution and services revenues	$345,095	$334,887	3%	$1,017,287	$1,023,122	(1)%

Costs and expenses:
Costs of sales and operating expenses	255,835	251,163	2	758,980	779,684	(3)
Selling, general and administrative	47,547	43,701	9	144,987	138,584	5
Taxes, other than on income	2,414	1,812	33	6,142	5,370	14
Depreciation and amortization	8,921	5,017	78	25,350	13,656	86
	314,717	301,693	4	935,459	937,294	—
Operating income	$30,378	$33,194	(8)%	$81,828	$85,828	(5)%
Operating margins	8.8%	9.9%		8.0%	8.4%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2024 Third Quarter Revenue Distribution	2024 Nine Months Revenue Distribution	Customers
Commercial and Industrial	47%	46%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	32%	35%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	21%	19%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2024 third quarter and first nine months increased 3% and decreased 1%, respectively, compared to the 2023 third quarter and first nine months. In the commercial and industrial market, revenues increased compared to the 2023 third quarter and first nine months, as higher business levels in marine repair were partially offset by lower on-highway activity. Operating income in the commercial and industrial market was up compared to the 2023 third quarter and first nine months mainly due to sales mix. In the power generation market, revenues and operating income decreased compared to the 2023 third quarter as delays in power generation equipment for oil and gas impacted 2024 third quarter results. Revenues and operating income in the power generation market increased compared to the 2023 first nine months with several large project awards from data center customers as well as other backup power industrial customers. In the oil and gas market, revenues increased and operating income declined compared to the 2023 third quarter as deliveries of electric fracturing equipment were offset by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts. Revenues and operating income in the oil and gas market decreased compared to the 2023 first nine months due to lower levels of conventional oilfield activity, partially offset by deliveries of electric fracturing equipment.

Distribution and Services Costs and Expenses

Costs and expenses for the 2024 third quarter and first nine months increased 4% and were flat, respectively, compared with the 2023 third quarter and first nine months. Costs of sales and operating expenses for the 2024 third quarter and first nine months increased 2% and decreased 3%, respectively, compared with the 2023 third quarter and first nine months, reflecting deliveries of electric fracturing equipment and lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2024 third quarter and first nine months increased 9% and 5%, respectively, compared to the 2023 third quarter and first nine months, primarily due to continued inflationary cost pressures and salary and wage increases that went into effect July 1, 2024.

Depreciation and amortization for the 2024 third quarter and first nine months increased 78% and 86%, respectively, compared to the 2023 third quarter and first nine months. The increase was primarily due to capital additions during the 2023 second half and 2024 first nine months including additions to the equipment rental fleet.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2024 third quarter and first nine months decreased 8% and 5%, respectively, compared with the 2023 third quarter and first nine months. The 2024 third quarter operating margin was 8.8% compared to 9.9% for the 2023 third quarter. The 2024 first nine months operating margin was 8.0% compared to 8.4% for the 2023 first nine months. The results reflect lower on-highway and conventional oilfield activity partially offset by increased power generation in industrial end markets and marine repair activity.

General Corporate Expenses

General corporate expenses for the 2024 third quarter and first nine months decreased compared to the 2023 third quarter and first nine months primarily due to lower legal and insurance costs. The 2023 first nine months also included costs related to strategic review and shareholder engagement.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1.6 million for the 2024 third quarter and $1.5 million for the 2023 third quarter. The Company reported a net gain on disposition of assets of $2.2 million for the 2024 first nine months and $4.2 million for the 2023 first nine months. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Other income	$2,949	$1,589	86%	$9,306	$9,296	—%
Noncontrolling interests	$(63)	$(40)	58%	$(38)	$86	(144)%
Interest expense	$(12,498)	$(13,386)	(7)%	$(38,468)	$(38,893)	(1)%

Other Income

Other income for the 2024 and 2023 third quarters includes income of $2.6 million and $1.2 million, respectively, and the 2024 and 2023 first nine months includes income of $7.7 million and $3.6 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. The 2023 first nine months also includes interest income associated with an Internal Revenue Service refund.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average debt	$1,034,089	$1,071,262	$1,053,875	$1,099,058
Average interest rate	4.7%	4.9%	4.8%	4.7%

Interest expense for the 2024 third quarter and first nine months decreased 7% and 1%, respectively, compared with the 2023 third quarter and first nine months, primarily due to a lower average interest rate in the 2024 third quarter, as well as lower debt levels in the 2024 third quarter and first nine months. There was no capitalized interest excluded from interest expense during the 2024 or 2023 first nine months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2024	December 31, 2023	% Change
Assets:
Current assets	$1,164,333	$1,135,161	3%
Property and equipment, net	3,985,393	3,861,105	3
Operating lease right-of-use assets	163,455	152,216	7
Goodwill	438,748	438,748	—
Other intangibles, net	36,536	42,927	(15)
Other assets	82,258	92,040	(11)
	$5,870,723	$5,722,197	3%

Liabilities and stockholders’ equity:
Current liabilities	$697,978	$675,795	3%
Long-term debt, net – less current portion	970,419	1,008,527	(4)
Deferred income taxes	735,290	696,557	6
Operating lease liabilities – less current portion	148,839	138,811	7
Other long-term liabilities	14,587	15,830	(8)
Total equity	3,303,610	3,186,677	4
	$5,870,723	$5,722,197	3%

Current assets as of September 30, 2024 increased 3% compared with December 31, 2023. Trade accounts receivable increased 3% primarily due to higher business activity levels in KMT. Inventories – net decreased by 4% primarily due to strong deliveries of power generation units and oilfield service equipment during the 2024 first nine months.

Property and equipment, net of accumulated depreciation, at September 30, 2024 increased 3% compared with December 31, 2023. The increase reflected $244.3 million of capital additions (net of a decrease in accrued capital expenditures of $1.7 million) and a $65.2 million equipment acquisition in the 2024 second quarter, partially offset by $171.3 million of depreciation expense and $13.9 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of September 30, 2024 increased 7% compared with December 31, 2023, primarily due to new leases acquired during the 2024 first nine months, partially offset by lease amortization expense.

Other intangibles, net, as of September 30, 2024 decreased 15% compared with December 31, 2023, due to amortization during the 2024 first nine months.

Other assets as of September 30, 2024 decreased 11% compared with December 31, 2023, primarily due to amortization of drydock expenditures, partially offset by additional deferred major maintenance drydock expenditures incurred during the 2024 first nine months.

Current liabilities as of September 30, 2024 increased 3% compared with December 31, 2023. Income taxes payable increased by $20.2 million primarily due to timing of federal income tax payments. Accounts payable decreased 8% primarily due to timing of KDS inventory purchases and KMT shipyard payments. Accrued liabilities decreased 5% primarily from payment during the 2024 first quarter of employee incentive compensation accrued during 2023. Deferred revenue increased 25% primarily due to deposits on equipment expected to be shipped later in 2024 and 2025 in KDS.

Long-term debt, net – less current portion, as of September 30, 2024 decreased 4% compared with December 31, 2023, primarily reflecting reduced borrowings under the 2027 Revolving Credit Facility.

Deferred income taxes as of September 30, 2024 increased 6% compared with December 31, 2023, primarily reflecting the deferred tax provision of $38.7 million.

Total equity as of September 30, 2024 increased 4% compared with December 31, 2023. The increase was primarily due to the net earnings attributable to Kirby of $243.9 million, amortization of share-based compensation of $12.8 million, and stock option exercises of $8.4 million, partially offset by treasury stock purchases of $141.3 million and tax withholdings of $5.4 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2024	December 31, 2023
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$5,000	$44,000
Term Loan due July 29, 2027 (a)	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	8,174	8,068
	983,174	1,022,068
Unamortized debt discounts and issuance costs	(4,581)	(5,473)
	$978,593	$1,016,595
(a)
Variable interest rate of 6.1% at September 30, 2024 and 6.8% at December 31, 2023.

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. In October 2024, the Company repaid $10.0 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until September 30, 2025. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $495.0 million as of September 30, 2024.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity.

The Company has a $15 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of September 30, 2024.

As of September 30, 2024, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2024 first nine months with net cash provided by operating activities of $509.1 million compared with $324.2 million for the 2023 first nine months, a 57% increase. The improvement in operating cash flows was due to higher revenues and operating income in KMT and a favorable change in inventories and deferred revenues, primarily due to timing of shipments and customer deposits. The 2023 first nine months includes the receipt of the Internal Revenue Service refund of $70.4 million plus accrued interest in April 2023. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing during the 2024 first nine months. During the 2024 and 2023 first nine months, the Company generated cash of $13.8 million and $21.8 million, respectively, from proceeds from the disposition of assets, and $8.4 million and $3.4 million, respectively, from proceeds from the exercise of stock options.

For the 2024 first nine months, cash generated was used for capital expenditures of $246.0 million, including $166.9 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $79.1 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including electric fracturing equipment, generators, and other related equipment.

Treasury Stock Purchases

During the 2024 first nine months, the Company purchased 1,354,105 shares of its common stock for $141.3 million, at an average price of $104.33 per share. Subsequent to September 30, 2024 and through November 8, 2024, the Company purchased an additional 138,085 shares of its common stock for $16.0 million, at an average price of $115.62 per share. As of November 8, 2024, the Company had approximately 3.0 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s revolving credit facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2024 third quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 8, 2024 the Company also had cash and cash equivalents of $108.5 million, availability of $500.0 million under its 2027 Revolving Credit Facility, and $8.2 million available under its Credit Line.

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

The 2027 Revolving Credit Facility’s commitment is in the amount of $500 million and matures July 29, 2027. The $500 million 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2033 Notes do not mature until January 19, 2033 and require no prepayments. The 2027 Term Loan is subject to quarterly installments, beginning September 30, 2025, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.5 million at September 30, 2024, including $11.6 million in letters of credit and $19.9 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 — July 31, 2024	14,210	$119.50	—	—
August 1 — August 31, 2024	325,162	$115.42	—	—
September 1 — September 30, 2024	143,963	$115.15	—	—
Total	483,335	$115.46	—	—

Purchases of the Company’s common stock during the 2024 third quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2024 third quarter and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2024 third quarter by the Company’s directors and Section 16 officers.

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

Dated: November 12, 2024