Form 10-K
period 2024-12-31
KIRBY CORP
filed 2025-02-18
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024, based on the closing sales price of such stock on the New York Stock Exchange on June 30, 2024, was $6.9 billion. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

As of February 17, 2025, 57,126,000 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement in connection with the Annual Meeting of Stockholders to be held April 29, 2025, to be filed with the Commission pursuant to Regulation 14A, and the related annual report for the fiscal year ended December 31, 2024, to be provided to the Company's stockholders pursuant to Rule 14a-3(b) are incorporated by reference into Parts II and III of this report.

KIRBY CORPORATION
2024 FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

THE COMPANY

Kirby Corporation (the “Company”) is the nation’s largest domestic tank barge operator, transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company, through its marine transportation segment (“KMT”), transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge. In addition, the Company participates in the transportation of dry-bulk commodities in United States coastwise trade. Through its distribution and services segment (“KDS”), the Company provides after-market services and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

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

The Company, through KDS, provides after-market services and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

The Company has approximately 5,414 employees, the large majority of whom are in the United States.

MARINE TRANSPORTATION

KMT is primarily a provider of transportation services by tank barge for the inland and coastal markets. As of December 31, 2024, the equipment owned or operated by KMT consisted of 1,094 inland tank barges with 24.2 million barrels of capacity, and an average of 281 inland towboats during the fourth quarter of 2024, as well as 28 coastal tank barges with 2.9 million barrels of capacity, 24 coastal tugboats, four offshore dry-bulk cargo barges, three offshore tugboats and one docking tugboat with the following specifications and capacities:

Class of equipment	Number in class	Average age (in years)	Barrel capacities
Inland tank barges (owned and leased):
Regular double hull:
20,000 barrels and under	430	18.7	5,207,000
Over 20,000 barrels	664	15.9	19,016,000
Total inland tank barges	1,094	17.0	24,223,000

Inland towboats (owned and chartered):
800 to 1300 horsepower	28	35.2
1400 to 1900 horsepower	32	22.8
2000 to 2400 horsepower	165	13.8
2500 to 3200 horsepower	39	11.8
3300 to 4800 horsepower	10	21.0
Greater than 5000 horsepower	7	23.6
Total inland towboats	281	17.2

Coastal tank barges (owned):
30,000 barrels and under	2	30.1	37,000
50,000 to 70,000 barrels	3	19.3	111,000
80,000 to 90,000 barrels	8	20.9	677,000
100,000 to 110,000 barrels	6	18.5	630,000
120,000 to 150,000 barrels	3	23.0	416,000
Over 150,000 barrels	6	9.1	1,046,000
Total coastal tank barges	28	18.6	2,917,000

Coastal tugboats (owned and chartered):
3000 to 3900 horsepower	2	22.0
4000 to 4900 horsepower	6	16.2
5000 to 6900 horsepower	10	8.8
Greater than 7000 horsepower	6	14.5
Total coastal tugboats	24	12.8

			Deadweight Tonnage
Offshore dry-bulk cargo barges (owned)	4	26.1	67,000

Offshore tugboats and docking tugboat (owned and chartered)	4	28.1

The 281 inland towboats, 24 coastal tugboats, three offshore tugboats and one docking tugboat provide the power source and the 1,094 inland tank barges, 28 coastal tank barges and four offshore dry-bulk cargo barges provide the freight capacity for KMT. When the power source and freight capacity are combined, the unit is called a tow. The Company’s inland tows generally consist of one towboat and from one to up to 25 tank barges, depending upon the horsepower of the towboat, the waterway infrastructure capacity and conditions, and customer requirements. The Company’s coastal and offshore tows primarily consist of one tugboat and one tank barge or dry-bulk cargo barge.

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

Based on cost, safety, and level of emissions, barge transportation is often the most efficient and safest means of surface transportation of bulk commodities when compared to railroads and trucks. The cargo capacity of a 27,500 barrel inland tank barge is the equivalent of 46 railroad tank cars or 144 tractor-trailer tank trucks. A typical Company lower Mississippi River linehaul tow of 15 barges has the carrying capacity of approximately 216 railroad tank cars plus six locomotives, or approximately 1,050 tractor-trailer tank trucks. The Company’s inland tank barge fleet capacity of 24.2 million barrels equates to approximately 40,500 railroad tank cars or approximately 127,000 tractor-trailer tank trucks. Furthermore, barging is much more energy efficient. One ton of bulk product can be carried 675 miles by inland barge on one gallon of fuel on a typical tow, compared to 472 miles by railcar or 151 miles by truck for typical transits. From an emissions perspective, transport by rail and tractor-trailer tank trucks emit approximately 40% and 800%, respectively, more CO2 per ton mile of cargo transported than by inland tank barge. In the coastal trade, the carrying capacity of a 100,000 barrel tank barge is the equivalent of approximately 165 railroad tank cars or approximately 525 tractor-trailer tank trucks. The Company’s coastal tank barge fleet capacity of 2.9 million barrels equates to approximately 4,800 railroad tank cars or approximately 15,300 tractor-trailer tank trucks. Marine transportation generally involves less urban exposure than railroad or truck transportation and operates on a system with few crossing junctures and often in areas relatively remote from population centers. These factors generally help to reduce the number of waterway incidents.

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

The number of tank barges that operate on the inland waterways of the United States increased from 2,750 in 2006 to approximately 4,000 by the end of 2019. The increase from 2,750 tank barges in 2006 to approximately 4,000 by the end of 2019 primarily resulted from increased barge construction and deferred retirements due to strong demand and resulting capacity shortages. The number of industry tank barges has remained relatively constant from 2019 through the end of 2024. The Company’s 1,094 inland tank barges represent approximately 27% of the industry’s approximately 4,003 inland tank barges.

For 2023, the Company estimates that industry-wide 27 new tank barges were placed in service and 48 tank barges were retired. For 2024, the Company estimates that industry-wide 34 new tank barges were placed in service and 38 tank barges were retired. During 2023, the Company’s inland barge utilization averaged in the low 90% range as improved activity levels were offset by lock closures and several refinery outages. During 2024, the Company’s inland barge utilization remained in the low 90% range as strong activity levels were offset by an increase in delay days as compared to 2023. The Company estimates that approximately 45 to 50 new tank barges have currently been ordered for delivery in 2025. Generally, the risk of an oversupply of tank barges may be mitigated by increased petrochemical, black oil and refined petroleum products volumes from increased production from current facilities, plant expansions, the opening of new facilities, and the fact that the inland tank barge industry has approximately 600 tank barges that are 30 years old or older and approximately 350 of those are 40 years old or older, which could lead to retirement of these older tank barges. The average age of the nation’s inland tank barge fleet is approximately 18 years.

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

The number of coastal tank barges that operate in the 195,000 barrels or less category is approximately 260, of which the Company operates 28 or approximately 11%. The average age of the nation’s coastal tank barge fleet is approximately 15 years. The Company is aware of no specialized coastal articulated tank barge and tugboat units (“ATB”) that were delivered in 2024 and no further ATBs currently under construction. The coastal tank barge fleet has approximately 20 tank barges that are over 25 years old industry-wide. The number of older tank barges, coupled with ballast water treatment regulations, could lead to further retirements of these older tank barges in the next few years.

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

In the inland markets, the Company’s direct competitors are primarily noncaptive inland tank barge operators. “Captive” fleets are owned by refining and petrochemical companies which occasionally compete in the inland tank barge market, but primarily transport cargoes for their own account. The Company is the largest inland tank barge carrier, both in terms of number of barges and total fleet barrel capacity. The Company’s inland tank barge fleet has grown from 71 tank barges in 1988 to 1,094 tank barges as of December 31, 2024, or approximately 27% of the estimated total number of domestic inland tank barges.

In the coastal markets, the Company’s direct competitors are the operators of United States tank barges in the 195,000 barrels or less category. Coastal tank barges in the 195,000 barrels or less category have the ability to enter the majority of coastal ports. Ocean-going tank barges and United States product tankers in the 300,000 barrels plus category, excluding the fleet of large tankers dedicated to Alaska crude oil transportation, occasionally compete in the 195,000 barrels or less market to move large volumes of refined petroleum products within the Gulf of America with occasional movements from the Gulf Coast to the East Coast, along the West Coast and from Texas and Louisiana to Florida. However, access to United States ports of approximately 45 of these product tankers is limited by terminal size and draft restrictions.

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

Products Transported

The Company transports petrochemicals, black oil, refined petroleum products, and agricultural chemicals by tank barge throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. During 2024, the Company’s inland marine transportation operation moved over 55 million tons of liquid cargo on the United States inland waterway system.

Petrochemicals. Bulk liquid petrochemicals transported include such products as benzene, styrene, methanol, acrylonitrile, xylene, naphtha and caustic soda. These products are consumed in the production of paper, fiber and plastics. Pressurized products, including butadiene, isobutane, propylene, butane and propane, all requiring pressurized conditions to remain in stable liquid form, are transported in pressure barges. The transportation of petrochemical products represented 51% of the segment’s 2024 revenues. Customers shipping these products are petrochemical and refining companies.

Black Oil. Black oil transported includes such products as residual fuel oil, No. 6 fuel oil, coker feedstock, vacuum gas oil, asphalt, carbon black feedstock, crude oil, natural gas condensate and ship bunkers (engine fuel). Such products represented 25% of the segment’s 2024 revenues. Black oil customers are refining companies, marketers, and end users that require the transportation of black oil between refineries and storage terminals, to other refineries and to power plants. Ship bunker customers are oil companies and oil traders in the bunkering business.

Refined Petroleum Products. Refined petroleum products transported include the various blends of finished gasoline, gasoline blendstocks, jet fuel, No. 2 oil, heating oil and diesel fuel, and represented 21% of the segment’s 2024 revenues. The Company also classifies ethanol in the refined petroleum products category. Customers are oil and refining companies, marketers and ethanol producers.

Agricultural Chemicals. Agricultural chemicals transported represented 3% of the segment’s 2024 revenues. Agricultural chemicals include anhydrous ammonia and nitrogen-based liquid fertilizer, as well as industrial ammonia. Agricultural chemical customers consist mainly of domestic and foreign producers of such products.

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

Petrochemical products are used in both consumer non-durable and durable goods. Bulk petrochemical volumes have historically tracked the general domestic economy and correlate to the United States Gross Domestic Product. During 2022, the Company’s inland barge utilization averaged in the high 80% range reflecting increased activity levels as a result of higher refinery and petrochemical plant utilization. During 2023, the Company’s inland barge utilization improved to the low 90% range as improved activity levels were partially offset by lock closures and several refinery outages. During 2024, the Company’s inland barge utilization remained in the low 90% range as strong activity levels were offset by an increase in delay days as compared to 2023. Coastal tank barge utilization for the transportation of petrochemicals increased from the mid-80% range in 2023 to the mid to high 80% range during 2024 due to improved economic conditions.

The demand for black oil, including ship bunkers, varies by type of product transported. Demand for transportation of residual oil, a heavy by-product of refining operations, varies with refinery utilization and usage of feedstocks. During 2022 through 2024, the Company continued to transport crude oil and natural gas condensate produced from the Eagle Ford and Permian Basin shale formations in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment, and continued to transport Utica crude oil and natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast, albeit, at reduced levels as some of the product was transported by newly constructed pipelines. Inland black oil tank barge utilization averaged in the high 90% range in the last nine months of 2022. During both 2023 and 2024, inland black oil tank barge utilization averaged in the high 90% range. Coastal black oil tank barge utilization averaged in the high 90% range in both 2023 and 2024 as utilization was supported by a high percentage of term contracts. Inland and coastal asphalt shipments are generally seasonal, with higher volumes shipped during April through November, months when weather allows for efficient road construction.

Refined petroleum product volumes are driven by United States gasoline and diesel fuel consumption, principally vehicle usage, air travel, and weather conditions. Volumes can also be affected by gasoline inventory imbalances within the United States. Generally, gasoline and No. 2 oil are exported from the Gulf Coast where refining capacity exceeds demand. The Midwest is a net importer of such products. Volumes were also driven by diesel fuel transported to terminals along the Gulf Coast for export to South America. Ethanol, produced in the Midwest, is moved from the Midwest to the Gulf Coast. In the coastal trade, tank barges are frequently used regionally to transport refined petroleum products from a coastal refinery or terminals served by pipelines to the end markets. Many coastal areas rely upon access to refined petroleum products by using marine transportation in the distribution chain. During 2023 and 2024, coastal refined petroleum products tank barge utilization averaged in the high 90% range as activity levels continued to improve.

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

Marine Transportation Operations

KMT operated a fleet of 1,094 inland tank barges and an average of 281 inland towboats during the 2024 fourth quarter, as well as 28 coastal tank barges and 24 coastal tugboats. The segment also operated four offshore dry-bulk cargo barges, three offshore tugboats and one docking tugboat transporting dry-bulk commodities in United States coastal trade.

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

The marine transportation inland operation moves and handles a broad range of sophisticated cargoes. To meet the specific requirements of the cargoes transported, the inland tank barges may be equipped with self-contained heating systems, high-capacity pumps, pressurized tanks, refrigeration units, stainless steel tanks, aluminum tanks or specialty coated tanks. Of the 1,094 inland tank barges currently operated, 839 are petrochemical and refined petroleum products barges, 160 are black oil barges, 85 are pressure barges and 10 are refrigerated anhydrous ammonia barges. Of the 1,094 inland tank barges, 1,062 are owned by the Company and 32 are leased.

The fleet of 281 inland towboats for the 2024 fourth quarter ranges from 800 to 6,100 horsepower. Of the 281 inland towboats, 216 are owned by the Company and 65 are chartered. Towboats in the 800 to 2,100 horsepower classes provide power for barges used by the Canal and Linehaul fleets on the Gulf Intracoastal Waterway and the Houston Ship Channel. Towboats in the 1,400 to 3,200 horsepower classes provide power for both the River and Linehaul fleets on the Gulf Intracoastal Waterway and the Mississippi River System. Towboats above 3,600 horsepower are typically used on the Mississippi River System to move River fleet unit tows and provide Linehaul fleet towing. Based on the capabilities of the individual towboats used in the Mississippi River System, the tows range in size from 10,000 to 30,000 tons.

Marine transportation services for inland movements are conducted under term contracts, which have contract terms of 12 months or longer, or spot contracts, which have contract terms of less than 12 months, with customers with whom the Company has traditionally had long-standing relationships. Typically, term contracts range from one to five years, some of which have renewal options. During 2022 and 2023, approximately 60% of inland marine transportation revenues were under term contracts and 40% were under spot contracts. During 2024, approximately 65% of inland marine transportation revenues were under term contracts and 35% were under spot contracts.

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

Kirby Inland Marine operates the largest commercial tank barge fleeting service (barge storage facilities) in the United States, operating in numerous ports including Houston, Corpus Christi, Freeport and Orange, Texas, Baton Rouge, Lake Charles and New Orleans, Louisiana, Mobile, Alabama, and Greenville, Mississippi. Included in the fleeting service is a shifting operation and fleeting service for dry cargo barges and tank barges on the Houston Ship Channel, in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana. Kirby Inland Marine provides shifting and fleeting service for its own barges, as well as for customers and third party carriers, transferring barges within the areas noted.

Kirby Inland Marine also provides shore-based barge tankermen to the Company and third parties in the Gulf Coast, mid-Mississippi Valley, and the Ohio River Valley.

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

Kirby Offshore Marine provides marine transportation of refined petroleum products, petrochemicals and black oil in coastal regions of the United States. The coastal operations are conducted along the eastern seaboard, western seaboard and the Gulf Coast. The Company also operates equipment, to a lesser extent, in the Eastern Canadian Provinces. The tank barges are in the 10,000 to 195,000 barrel capacity range and coastal tugboats in the 3,000 to 10,000 horsepower range. Kirby Offshore Marine’s vessels call on various coastal ports from Maine to Texas, servicing refineries, storage terminals and power plants. The Company also services refineries and storage terminals from Southern California to Washington State.

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

The coastal fleet consists of 28 tank barges with 2.9 million barrels of capacity, primarily transporting refined petroleum products, black oil and petrochemicals. The Company owns all 28 of the coastal tank barges. Of the 28 coastal tank barges, 20 are refined petroleum products and petrochemical barges and 8 are black oil barges. The Company operates 24 coastal tugboats ranging from 3,000 to 11,000 horsepower, of which 23 are owned by the Company and one is chartered.

Coastal marine transportation services are typically conducted under term contracts, some of which have renewal options, for customers with which the Company has traditionally had long-standing relationships. During 2022, approximately 75% of the coastal marine transportation revenues were under term contracts and 25% were under spot contracts. During 2023, approximately 85% of the coastal marine transportation revenues were under term contracts and 15% were under spot contracts. During 2024, approximately 99% of the coastal marine transportation revenues were under term contracts and 1% were under spot contracts.

Kirby Offshore Marine also operates a fleet of two offshore dry-bulk barge and a tugboat unit involved in the transportation of sugar and other dry products between Florida and East Coast ports. These vessels have typically operated under term contracts of affreightment of a year or longer.

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

Contracts and Customers

Marine transportation inland and coastal services are conducted under term or spot contracts for customers with whom the Company has traditionally had long-standing relationships. Typically, term contracts range from one to five years, some of which have renewal options. The majority of the marine transportation contracts with its customers, by revenue, are for terms of one year. Most have been customers of KMT for many years and management anticipates continued relationships; however, there is no assurance that any individual contract will be renewed.

The Company enters into agreements with its customers to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not include escalation provisions to recover changes in specific costs such as fuel. Time charter or contracts of affreightment of one year or greater are considered term contract revenues and agreements of less than a year are included in spot contract revenues. Time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented approximately 61% of the marine transportation’s inland revenues under term contracts during 2024, 63% during 2023, and 58% during 2022. Spot contracts typically involve an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility.

The Company typically maintains a higher mix of term contracts to spot contracts to provide the Company with a reasonably predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and customers’ peak demands. During both 2022 and 2023, approximately 60% of inland marine transportation revenues were under term contracts and 40% were under spot contracts. During 2024, approximately 65% of inland marine transportation revenues were under term contracts and 35% were under spot contracts. Coastal time charters represented approximately 90% of the marine transportation’s coastal revenues under term contracts in 2022 and 2023 and approximately 98% of coastal revenues under term contracts in 2024.

No single customer of KMT accounted for 10% or more of the Company’s revenues in 2024, 2023, or 2022.

DISTRIBUTION AND SERVICES

The Company, through its wholly owned subsidiary Kirby Distribution & Services, Inc. and its wholly owned subsidiaries Kirby Engine Systems LLC, (“Kirby Engine Systems”), Stewart & Stevenson LLC (“S&S”), United Holdings LLC (“United”), and Diesel Dash LLC and through Kirby Engine Systems’ wholly owned subsidiaries Marine Systems, Inc. (“Marine Systems”) and Engine Systems, Inc. (“Engine Systems”), serves three markets, commercial and industrial, power generation, and oil and gas. The Company sells genuine replacement parts, provides service mechanics to overhaul and repair engines, transmissions, reduction gears and related oilfield service equipment, rebuilds component parts or entire diesel engines, transmissions and reduction gears, electrical motors, drives, and controls, specialized electrical distribution and control systems, and related equipment used in oilfield services, marine, power generation, on-highway, and other commercial and industrial applications. Customers are served through a network of 61 branch locations across 16 states and Colombia, South America, as well as a proprietary on-line marketplace, www.dieseldash.com. The Company manufactures and remanufactures power generation equipment, railcar moving equipment, and oilfield service equipment, including pressure pumping units, for North American as well as for international oilfield service companies, and oil and gas operator and producer markets. The Company also sells engines, transmissions, power generation systems, and rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of commercial and industrial applications.

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

For the commercial and industrial market, the Company sells Original Equipment Manufacturers (“OEM”) replacement parts and new diesel engines, provides service mechanics and maintains facilities to overhaul and repair diesel engines and ancillary products for marine and on-highway transportation companies, and industrial companies. The Company rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets.

For the power generation market, the Company provides engineered products and field services, OEM replacement parts and safety-related products to power generation operators and to the nuclear industry, manufactures engine generator and pump packages for power generation operators and municipalities, offers customized power generation systems for specific commercial and industrial applications, and rents equipment including generators.

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

No single customer of KDS accounted for 10% or more of the Company’s revenues in 2024, 2023, or 2022. KDS also provides service to KMT, which accounted for approximately 2% of KDS’s 2024 revenues, and 3% of the segment’s 2023 and 2022 revenues. Such revenues are eliminated in consolidation and not included in the table below.

The following table sets forth the revenues for KDS (dollars in thousands):

	Year Ended December 31,
	2024	%	2023	%	2022	%
Service and parts	$1,081,725	80%	$1,071,297	78%	$962,187	82%
Manufacturing	271,101	20	298,406	22	205,600	18
	$1,352,826	100%	$1,369,703	100%	$1,167,787	100%

Commercial and Industrial Operations

The Company serves the marine, on-highway, power generation, and other commercial and industrial markets primarily in the United States. The commercial and industrial operations represented approximately 46% of the segment’s 2024 revenues.

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

The Company has marine repair operations throughout the United States providing in-house and in-field repair capabilities and related parts sales. The Company’s emphasis is on service to its customers, and it sends its crews from any of its locations to service customers’ equipment anywhere in the world. The medium-speed operations are located in Houma, Louisiana, Chesapeake, Virginia, Paducah, Kentucky, Seattle, Washington, and Tampa, Florida, serving as the authorized distributor for EMD Power Products (“EMD”) throughout the United States. The Company is also a distributor and representative for certain Alfa Laval products in the Midwest and on the East Coast, Gulf Coast, and West Coast. All of the marine locations are authorized distributors for Falk Corporation reduction gears and Oil States Industries, Inc. clutches. The Chesapeake, Virginia operation concentrates on East Coast inland and offshore dry-bulk, tank barge and harbor docking operators, and the United States government. The Houma, Louisiana operation concentrates on the inland and offshore barge and oilfield services industries. The Tampa, Florida operation concentrates on Gulf of America offshore dry-bulk, tank barge and harbor docking operators. The Paducah, Kentucky operation concentrates on the inland river towboat and barge operators and the Great Lakes carriers. The Seattle, Washington operation concentrates on the offshore commercial fishing industry, the offshore barge industry, the United States government, and other customers in Alaska, Hawaii and the Pacific Rim.

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

The Company also is engaged in the rental of industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers. In addition, the Company provides accessory products such as cables, hoses, fuel cells, air dryers, air compressor boosters and ground heaters. Lastly, the Company is a dealer for Thermo King refrigeration systems for trucks, railroad cars and other land transportation markets in Texas and Colorado.

Commercial and Industrial Customers

The results of the distribution and services industry are largely tied to the industrial markets it serves and, therefore, are influenced by the cycles of such markets. The Company’s major marine customers include inland and offshore barge operators, oilfield service companies, offshore fishing companies, other marine transportation entities, the United States government and large pleasure crafts. The marine business is linked to the relative health of the inland towboat, offshore and coastal tugboat, harbor docking tugboat, offshore oilfield service, oil and gas drilling, offshore commercial fishing industries, Great Lakes ore vessels, dredging vessels, coastal ferries, United States government vessels and the pleasure craft industry.

The Company’s on-highway customers are long-haul and short-haul trucking companies, commercial and industrial companies with truck fleets, buses owned by municipalities and private companies. Off-highway companies include surface and underground mining operations with a large variety of equipment.

The Company’s rental customers are primarily commercial and industrial companies with short-term rental requirements.

Commercial and Industrial Competitive Conditions

The Company’s primary marine competitors are independent distribution and services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids. However, the Company has entered into service agreements with certain operators of diesel powered marine equipment, providing one source of support and service for all of their requirements at pre-negotiated prices.

The Company is one of a limited number of authorized resellers of EMD, Caterpillar, Cummins, Detroit Diesel, John Deere, MTU and Volvo Penta parts. The Company is also the marine distributor for Falk and Lufkin reduction gears throughout the United States.

Power Generation Operations

The Company is engaged in the manufacturing, installation and servicing of new power generation units, and also provides standby and rental backup power generation units. The power generation operations represented approximately 36% of the segment’s 2024 revenues. The Company is engaged in the overhaul and repair of diesel engines and generators, and related parts sales for power generation customers. The Company is also engaged in the sale and distribution of engine parts, engine modifications, generator modifications, controls, governors and generator packages to the nuclear industry. The Company services users of engines that provide emergency standby, peak and base load power generation. The Company services dual fuel, natural gas, and diesel engines. The Company also sells power generation systems that are customized for specific applications and the rental of power generation systems.

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

The Company sells pre-packaged and fabricated power generation systems for emergency, standby and auxiliary power applications. The Company also offers rental generator systems from 50 to 2,000 kilowatts of power to a broad range of customers.

Power Generation Customers

The Company’s power generation customers are domestic utilities and the worldwide nuclear power industry, municipalities, universities, medical facilities, data centers, petrochemical plants, manufacturing facilities, shopping malls, office complexes, residential, oil and gas operators, prime power, and other industrial users.

Power Generation Competitive Conditions

The Company’s primary power generation competitors are other independent power generation and prime power service companies and manufacturers. While price is a major determinant in the competitive process, reputation, consistent quality, expeditious service, experienced personnel, access to parts inventories and market presence are also significant factors. A substantial portion of the Company’s business is obtained by competitive bids.

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

Oil and Gas Operations

The Company is engaged in the distribution and service of high-speed diesel engines, pumps and transmissions, and the manufacture and remanufacture of oilfield service equipment. The oil and gas operations represented approximately 18% of the segment’s 2024 revenues. The Company offers custom fabricated oilfield service equipment that is fully tested and field ready. The Company manufactures and remanufactures oilfield service equipment, including pressure pumping units, nitrogen pumping units, cementers, hydration equipment, mud pumps and blenders, coil tubing, and well intervention equipment. The Company sells OEM replacement parts, and sells and services diesel engines, electric drives, motors and controls, pumps and transmissions, and offers in-house and in-field service capabilities. The Company is the largest off-highway distributor for Allison Transmission and a major distributor for MTU in North America.

The Company’s manufacturing and remanufacturing facilities and service facilities are based in Houston, Texas and Oklahoma City, Oklahoma, both key oil and gas producing regions.

Oil and Gas Customers

The Company’s major oil and gas customers include large and mid-cap oilfield service providers, oil and gas operators and producers. The Company has long standing relationships with most of its customers. Since the oil and gas business is linked to the oilfield services industry, and oil and gas operators and producers, there is no assurance that its present gross revenues can be maintained in the future. The results of the Company’s oil and gas distribution and services operations are largely tied to the industrial markets it serves and, therefore, are influenced by the cycles of such markets.

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

Environmental Regulations

The Company’s operations are affected by various regulations and legislation enacted for protection of the environment by the United States government, as well as many coastal and inland waterway states and international jurisdictions to the extent that the Company’s vessels transit in international waters or the Company operates in such jurisdictions. Government regulations require the Company to obtain permits, licenses and certificates for the operation of its vessels and its facilities in both KMT and KDS. Failure to maintain necessary permits or approvals could require the Company to incur costs or temporarily suspend operation of one or more of its vessels or other facilities. Violations of applicable federal, state or local laws may result in civil and criminal penalties, fines, or other sanctions.

Water Pollution Regulations. The Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 (“Clean Water Act”), the Comprehensive Environmental Response, Compensation and Liability Act of 1981 (“CERCLA”) and the Oil Pollution Act of 1990 (“OPA”) impose strict prohibitions against the discharge of oil and its derivatives or hazardous substances into the navigable waters of the United States or to the environment. These acts impose civil and criminal penalties for any prohibited discharges and impose substantial strict liability for cleanup of these discharges and any associated damages. Certain states also have water pollution laws that prohibit discharges into waters that traverse the state or adjoin the state, and impose civil and criminal penalties and liabilities similar in nature to those imposed under federal laws.

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

The USCG adopted regulations on ballast water management treatment systems establishing a standard for the allowable concentration of living organisms in certain vessel ballast water discharged in waters of the United States under the National Invasive Species Act. The regulations include requirements for the installation of engineering equipment to treat ballast water by establishing an approval process for ballast water management systems (“BWMS”). The BWMS implementation was suspended until December 2016 at which time the USCG approved manufacturers’ systems that met the regulatory discharge standard equivalent to the International Maritime Organization’s D-2 standard. The phase-in schedule for those existing vessels requiring a system to install a BWMS is dependent on vessel build date, ballast water capacity, and drydock schedule. Compliance with the ballast water treatment regulations requires the installation of equipment on some of the Company’s vessels to treat ballast water before it is discharged. The installation of BWMS equipment has required and continues to require significant capital expenditures in accordance with the compliance schedule established by the USCG in 33 CFR 151 to complete the installation of the approved system on those existing vessels that require a system in order to comply with the BWMS regulations. During 2024, the Company completed installation of an approved BWMS on the last such barge currently in its fleet.

Financial Responsibility Requirement. Commencing with the Federal Water Pollution Control Act of 1972, as amended, vessels over 300 gross tons operating in the Exclusive Economic Zone of the United States have been required to maintain evidence of financial ability to satisfy statutory liabilities for oil and hazardous substance water pollution. This evidence is in the form of a Certificate of Financial Responsibility (“COFR”) issued by the USCG. The majority of the Company’s tank barges are subject to this COFR requirement, and the Company has fully complied with this requirement since its inception. The States of Alaska, California, and Washington have implemented state financial responsibility requirements, and each of them now require a COFR, but the requirement for Washington is satisfied through the Company’s insurance program. The Company does not foresee any current or future difficulty in maintaining the COFR certificates or meeting financial responsibility requirements under current federal or state rules.

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

In addition, the Company is subject to environmental laws and regulations that establish engine emission standards under the CAA that allow California to establish new engine emission standards and requirements for commercial harbor crafts operating in the state. The California Air Resources Board (“CARB”) has enacted amendments to its Commercial Harbor Craft rules which were approved in early 2025 by the EPA. To the extent that these rules survive legal challenges and become effective, and the Company is unable to obtain an extension on applicable vessels that are utilized in California waters now or in the future, the Company may not be permitted to utilize those vessels in California waters. At this time, the Company does not believe such impact will be material to its business, but to the extent such rules may apply to other vessels in the Company’s fleet or other states adopt similar measures, it could result in increased compliance costs, additional operating restrictions or changes in demand for the Company’s services, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Insurance. The Company’s marine transportation operations are subject to the hazards associated with operating vessels carrying large volumes of bulk cargo in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, fire or explosion, adverse weather conditions, loss or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains hull, liability, general liability, workers compensation and pollution liability insurance coverage against these hazards. The Company also maintains insurance to address liabilities arising from KDS operating activities. For shipyard operations, the Company has ship repairer’s liability and builder’s risk insurance. The Company uses a Texas domiciled wholly owned insurance subsidiary, Adaptive KRM, LLC, to provide cost effective risk transfer options to insure certain exposures of the Company and certain of its subsidiaries in KMT and KDS.

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

Human Capital

Employment. The Company has approximately 5,414 employees, the large majority of whom are in the United States. The large majority of non-vessel employees work full-time. Vessel employees work varying schedules according to their assignments. The Company has approximately 105 general corporate employees. The Company supports its employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

KMT has approximately 3,119 employees, of which approximately 2,380 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 413 vessel employees, some of which are subject to collective bargaining agreements in certain geographic areas. Approximately 204 Kirby Offshore Marine vessel crew members are subject to a collective bargaining agreement with the Richmond Terrace Bargaining Unit in effect through August 31, 2026. In addition, approximately 113 vessel crew members of Penn Maritime Inc., a wholly owned subsidiary of Kirby Offshore Marine, are represented by the Seafarers International Union under a collective bargaining agreement in effect through April 30, 2027.

KDS has approximately 2,190 employees. None of the United Holdings and Kirby Engine Systems operations are subject to collective bargaining agreements. Approximately 49 S&S employees in New Jersey are subject to a collective bargaining agreement with the Local 15C, International Union of Operating Engineers, AFL-CIO that expires in October 2028. The remaining S&S employees are not subject to collective bargaining agreements.

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

For the marine business, the Company’s training facility includes state-of-the-art equipment and instruction aids, including a full bridge wheelhouse simulator, a working towboat, two tank barges, and a tank barge simulator for tankermen training. During 2024, approximately 1,663 certificates were issued for the completion of courses at the training facility, of which approximately 883 were USCG approved classes and the balance were employee development and Company required classes, including leadership, communication, and navigation courses. The Company uses the Seaman’s Church Institute as an additional training resource for its wheelhouse crewmembers. The marine segment provides a clear career progression for vessel personnel from entry level deckhand to captain and regularly reviews promotions from one level to another.

In KDS, the Company operates regional training centers providing instructor-led, skill-based training classes to certify its technicians to work on diesel engines, transmissions, and power generation equipment. KDS has multiple career progressions within its numerous businesses. In 2022, KDS launched an apprentice program at various locations. The Company continues to recruit and train apprentices for technical roles.

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

In addition, the Company facilitates many training courses that cover a range of topics that enhance specific skill sets, increase productivity, and educate employees about safety and team morale across both business segments. Training classes include environmental, health, and safety classes, compliance, leadership, and general business skills related courses. Compliance topics include anti-corruption and human rights training, cybersecurity awareness, business ethics, compliance, and promoting a respectful culture.

Core Values. Through its core values, the Company promotes a culture of respect, knowledge and teamwork which contributes to a strong workforce that meets its customer’s expectations and business objectives. The Company works diligently to attract the best talent from a broad range of resources to meet the current and future demands of its business. The Company has established relationships with high schools, trade schools, world-class universities, professional associations and industry groups to proactively attract talent.

Succession Planning. Succession planning is a key responsibility of the CEO and the Chief Human Resources Officer and is a critical annual process for the Company’s senior management and its Board. Senior management reviews their succession plans regularly throughout the year and provides the Board an in-depth review on an annual basis. This process looks at qualifications, performance, time in role, readiness to advance, and required development. The Board engages with many of these individuals through presentations on a variety of projects and subjects. The development initiatives for those identified in the succession plan may comprise post graduate work, targeted development around strengthening a needed competency, or additional industry exposure.

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

Information about the Company’s Executive Officers

The executive officers of the Company are as follows:

Name	Age	Positions and Offices
David W. Grzebinski	63	Chief Executive Officer
Christian G. O’Neil	52	President and Chief Operating Officer
Raj Kumar	52	Executive Vice President and Chief Financial Officer
Amy D. Husted	56	Executive Vice President, General Counsel and Secretary
Ronald A. Dragg	61	Vice President, Controller and Assistant Secretary
Jennifer N. McCauley	61	Chief Human Resources Officer
Scott P. Miller	46	Vice President and Chief Information Officer
Kurt A. Niemietz	52	Vice President – Investor Relations and Treasurer
William M. Woodruff	64	Vice President – Public and Governmental Affairs

No family relationship exists among the executive officers or among the executive officers and the directors. Officers are elected to hold office until the annual meeting of directors, which immediately follows the annual meeting of stockholders, or until their respective successors are elected and have qualified.

David W. Grzebinski is a Chartered Financial Analyst and holds a Master of Business Administration degree from Tulane University and a degree in chemical engineering from the University of South Florida. He has served as Chief Executive Officer since April 2024. He served as President and Chief Executive Officer from April 2014 to April 2024. He served as President and Chief Operating Officer from January 2014 to April 2014 and as Chief Financial Officer from March 2010 to April 2014. He served as Chairman of Kirby Offshore Marine from February 2012 to April 2013 and served as Executive Vice President from March 2010 to January 2014. Prior to joining the Company in February 2010, he served in various operational and financial positions since 1988 with FMC Technologies Inc. (“FMC”), including Controller, Energy Services, Treasurer, and Director of Global SAP and Industry Relations. Prior to joining FMC, he was employed by Dow Chemical Company in manufacturing, engineering and financial roles.

Christian G. O’Neil holds a Master of Business Administration degree from Rice University, a doctorate of jurisprudence from Tulane University and a bachelor of arts degree from Southern Methodist University. He has served as President and Chief Operating Officer since April 2024, as President of Kirby Inland Marine and Kirby Offshore Marine since January 2018, as President of San Jac Marine, LLC since October 2018, and President of Kirby Offshore Wind, LLC since March 2021. He served as Executive Vice President and Chief Operating Officer of Kirby Inland Marine and Kirby Offshore Marine from May 2016 to January 2018. He also served as Executive Vice President – Commercial Operations of Kirby Inland Marine and Kirby Offshore Marine from April 2014 to May 2016, Vice President – Human Resources of the Company from May 2012 to April 2014, Vice President – Sales for Kirby Inland Marine from 2009 to 2012 and President of Osprey from 2006 through 2008. He has also served in various sales and business development roles at the Company and Osprey. Prior to joining the Company, he served as Sales Manager and Fleet Manager at Hollywood Marine, Inc. (“Hollywood Marine”) after joining Hollywood Marine in 1997 which was subsequently merged into the predecessor of Kirby Inland Marine.

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

Amy D. Husted holds a doctorate of jurisprudence from South Texas College of Law and a Bachelor of Science degree in political science from the University of Houston. She has served the Company as Executive Vice President, General Counsel and Secretary since July 2024. She also served as Vice President, General Counsel and Secretary from April 2019 to July 2024, Vice President and General Counsel from January 2017 to April 2019, Vice President – Legal from January 2008 to January 2017 and Corporate Counsel from November 1999 through December 2007. Prior to joining the Company, she served as Corporate Counsel of Hollywood Marine from 1996 to 1999 after joining Hollywood Marine in 1994.

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

Jennifer N. “Jenny” McCauley holds a Master of Science in Human Development from the University of Texas at Dallas and Bachelor of Arts degree from Saint Mary’s College. She has served the Company as Chief Human Resources Officer since February 2025. Prior to joining the Company, she was a full-time consultant where she provided strategic planning and executive and leadership advisory support to a variety of clients. Prior to that, she served as Senior Vice President – Administration with Southwestern Energy Company (“Southwestern”) and was responsible for Human Resources, Supply Chain, Support Services, Real Estate, and Information Technology. Prior to joining Southwestern, she served in various roles in human resources for JP Morgan Chase, Aramark, and Hilton Hotels.

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

KMT is dependent on its ability to adequately crew its towing vessels. The Company’s vessels are crewed with employees who are licensed or certified by the USCG, including its captains, pilots, engineers and tankermen. The success of KMT is dependent on the Company’s ability to adequately crew its vessels. As a result, the Company invests significant resources in training its crews and providing crew members an opportunity to advance from a deckhand to the captain of a Company towboat or tugboat. Inland crew members generally work rotations such as 20 days on, 10 days off rotation, or a 30 days on, 15 days off rotation. For the coastal fleet, crew members are generally required to work rotations such as 14 days on, 14 days off rotation, a 21 days on, 21 days off rotation or a 30 days on, 30 days off rotation, dependent upon the location. The nature of crewmember work schedules and assignments away from home for extended periods require special recruiting and at times it can be difficult to find candidates. With ongoing retirements and a mariner shortage in the industry, the Company faces competitive labor pressure and continues to monitor and implement market competitive pay practices. The Company also utilizes an internal development program to train Maritime Academy graduates for vessel leadership positions.

KMT has approximately 3,119 employees, of which approximately 2,380 are vessel crew members. None of the segment’s inland operations are subject to collective bargaining agreements. The segment’s coastal operations include approximately 413 vessel employees, of whom approximately 317 are subject to collective bargaining agreements in certain geographic areas. Any work stoppages or labor disputes could adversely affect coastal operations in those areas.

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

KMT is subject to natural gas and crude oil prices as well as the volatility of their prices as well as the volatility in production of refined products and petrochemicals in the United States. For 2024, 51% of KMT’s revenues were from the movement of petrochemicals, including the movement of raw materials and feedstocks from one refinery or petrochemical plant to another, as well as the movement of more finished products to end users and terminals for export. The United States petrochemical industry continues to benefit from a low-cost domestically produced natural gas feedstock advantage, producing strong volumes of raw materials and intermediate products for transportation between Gulf Coast petrochemical plants and the transportation of more finished products to terminals for both domestic consumers and for export destinations. In addition, five new United States petrochemical projects, including expansion of existing plants, were completed during 2023, with an additional four projects completed during 2024. These projects should provide additional movements for KMT. Higher natural gas and crude oil prices are generally better for the Company’s businesses; however, higher natural gas prices and other factors could negatively impact the United States petrochemical industry and its production volumes, which could negatively impact the Company.

Demand for tank barge transportation services is driven by the production of volumes of the bulk liquid commodities such as petrochemicals, black oil and refined petroleum products that the Company transports by tank barge. This production can depend on the prevailing level of natural gas and crude oil prices, as well as the volatility of their prices. In general, lower energy prices are good for the United States economy and typically translate into increased petrochemical and refined product demand and therefore increased demand for tank barge transportation services. However, during 2016 and 2017 lower crude oil prices resulted in a decline in domestic crude oil and natural gas condensate production and reduced volumes to be transported by tank barge. The Company estimates that at the beginning of 2015 there were approximately 550 inland tank barges and 35 coastal tank barges in the 195,000 barrels or less category transporting crude oil and natural gas condensate. By the end of 2019, the Company estimates that number of tank barges had declined to 335 inland tank barges and approximately five coastal tank barges transporting crude and natural gas condensate. As of the end of 2022, the Company estimates that approximately 170 to 200 inland tank barges were transporting crude and natural gas condensate. As of the end of 2023, the Company estimates that approximately 190 to 220 inland tank barges were transporting crude and natural gas condensate. As of the end of 2024, the Company estimates that approximately 170 to 180 inland tank barges were transporting crude and natural gas condensate. Volatility in the price of natural gas and crude oil can also result in heightened uncertainty which may lead to decreased production and delays in new petrochemical and refinery plant construction. Increased competition for available black oil and petrochemical barge moves caused by reduced crude oil and natural gas condensate production could have an adverse impact on KMT including as a result of lower spot and term contract rates and/or reluctance to enter into or extend term contracts.

KMT could be adversely impacted by the construction of tank barges. At the present time, there are an estimated 4,003 inland tank barges in the United States, of which the Company operates 1,094, or 27%. For 2022, the Company estimates that industry-wide 22 new tank barges were placed in service and retirements, net of reactivations, were flat. For 2023, the Company estimates that industry-wide 27 new tank barges were placed in service and 48 tank barges were retired. For 2024, the Company estimates that industry-wide 34 new tank barges were placed in service and 38 tank barges were retired. The Company estimates that approximately 45 to 50 new tank barges have currently been ordered for delivery in 2025 and expects a number of older tank barges will be retired, dependent on 2025 market conditions.

The long-term risk of an oversupply of inland tank barges may be mitigated by the fact that the inland tank barge industry has approximately 600 tank barges that are 30 years old or older and approximately 350 of those are 40 years old or older. Given the age profile of the industry inland tank barge fleet and extensive customer vetting standards, the expectation is that these older tank barges will continue to be removed from service and replaced by new tank barges as needed, with the extent of both retirements and new builds dependent on petrochemical and refinery production levels and crude oil and natural gas condensate movements, both of which can have a direct effect on industry-wide tank barge utilization, as well as term and spot contract rates.

The Company estimates there are approximately 260 tank barges operating in the 195,000 barrels or less coastal industry fleet, the sector of the market in which the Company operates, and approximately 20 of those are over 25 years old. The Company is aware of no ATBs placed in service in 2022, 2023 or 2024 and no ATBs currently under construction.

Higher fuel prices could increase operating expenses and fuel price volatility could reduce profitability. The cost of fuel during 2024 was approximately 9% of marine transportation revenue. The Company’s marine transportation term contracts typically include fuel escalation clauses, or the customer pays for the fuel. However, there is generally a 30 to 120 day delay before contracts are adjusted depending on the specific contract. In general, the fuel escalation clauses are effective over the long-term in allowing the Company to adjust to changes in fuel costs due to fuel price changes; however, the short-term effectiveness of the fuel escalation clauses can be affected by a number of factors including, but not limited to, specific terms of the fuel escalation formulas, fuel price volatility, navigating conditions, tow sizes, trip routing, and the location of loading and discharge ports that may result in the Company over or under recovering its fuel costs. The Company’s spot contract rates generally reflect current fuel prices at the time the contract is signed but do not have escalators for fuel.

Significant increases in the construction cost of tank barges and towing vessels may limit the Company’s ability to earn an adequate return on its investment in new tank barges and towing vessels. The price of steel, economic conditions, and supply and demand dynamics can significantly impact the construction cost of new tank barges and towing vessels. Over the last 20 years, the Company’s average construction price for a new 30,000 barrel capacity inland tank barge has fluctuated up or down significantly. For example, the average construction price for a new 30,000 barrel capacity tank barge in 2009 was approximately 90% higher than in 2000, with increases primarily related to higher steel costs. During 2009, the United States and global recession negatively impacted demand levels for inland tank barges and as a result, the construction price of inland tank barges fell significantly in 2010, primarily due to a significant decrease in steel prices, as well as a decrease in the number of tank barges ordered. The cost of steel, a key material in barge construction, was relatively stable from 2010 through 2019. During 2020, at the onset of the COVID-19 pandemic, steel costs dropped, however, during 2021 and 2022, steel prices rose above 2019 levels due to supply chain disruptions before decreasing in 2023. Although steel prices have remained stable in 2024, they still remain near historical highs. These increases in steel costs and alterations in supply and demand dynamics, as well as higher labor costs, resulted in construction prices for a new 30,000 barrel tank barge increasing compared to prices in 2017 when there was an industry-wide over-capacity of inland tank barges in the market.

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

Prevailing natural gas and crude oil prices, as well as the volatility of their prices, could have an adverse effect on KDS business. Lower energy prices generally result in a decrease in the number of oil and gas wells being drilled. Oilfield service companies reduce their capital spending, resulting in decreased demand for new parts and equipment, including pressure pumping units, provided by KDS. This may also lead to order cancellations from customers or customers requesting to delay delivery of new equipment. The Company also services offshore supply vessels and offshore drillings rigs operating in the Gulf of America, as well as internationally. Low energy prices may negatively impact the number of wells drilled in the Gulf of America and international waters. Prolonged downturns in oil and gas prices may cause substantial declines in oilfield service and exploration expenditures and could adversely impact oil and gas manufacturing, remanufacturing, parts and distribution business. In addition, energy price volatility may also result in difficulties in the Company’s ability to address variations in production on a timely basis and, therefore, could result in an adverse impact on KDS.

The Company is subject to competition in KDS. The distribution and services industry is very competitive. The segment’s oil and gas market’s principal competitors are independent distribution and service and oilfield manufacturing companies and other factory-authorized distributors and service centers. In addition, certain oilfield service companies that are customers of the Company also manufacture and service a portion of their own oilfield equipment. Increased competition in the distribution and services industry and continued low price of natural gas, crude oil or natural gas condensate, and resulting decline in drilling for such natural resources in North American shale formations, could result in less oilfield equipment being manufactured and remanufactured, lower rates for service and parts pricing and result in less manufacturing, remanufacturing, service and repair opportunities and parts sales for the Company. Further, the oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products using new technologies. As competitors and others use or develop new technologies, the Company may lose market share or be placed at a competitive disadvantage. The Company may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Additionally, the Company may be unable to implement new technologies on a timely basis or at an acceptable cost. For the commercial and industrial market, the segment’s primary marine diesel competitors are independent diesel services companies and other factory-authorized distributors, authorized service centers and authorized marine dealers. Certain operators of diesel powered marine equipment also elect to maintain in-house service capabilities. For power generation, the primary competitors are other independent service companies.

Loss of a distributorship or other significant business relationship or disruptions of supply could adversely affect KDS. KDS has had a relationship with EMD, the largest manufacturer of medium-speed diesel engines, since the 1960s. The Company, through Kirby Engine Systems, serves as an EMD distributor for select markets and locations for both service and parts. With the acquisition of S&S in September 2017, the Company added additional EMD distributorship rights in key states, primarily through the Central and South areas of the United States. With the S&S acquisition, the Company became the United States distributor for EMD marine and power generation applications. Sales and service of EMD products account for approximately 4% of the Company’s revenues for 2024. Although the Company considers its relationship with EMD to be strong, the loss of the EMD distributorship and service rights, or a disruption of the supply of EMD parts, could have a negative impact on the Company’s ability to service its customers. In 2020, with the acquisition of Convoy Servicing Company and Agility Fleet Services, LLC, the Company expanded its dealership network of Thermo King refrigeration systems for trucks, railroad cars, and other land transportation markets in Texas and Colorado. In 2024, sales and service of Thermo King products comprised approximately 4% of the Company’s revenues.

United and S&S have maintained continuous exclusive distribution rights for MTU and Allison since the 1940s. United and S&S are two of MTU’s top five distributors of off-highway engines in North America, with exclusive distribution rights in multiple states. In addition, as distributors of Allison products, United and S&S have exclusive distribution rights in multiple key growth states. United and S&S are also the distributors for parts, service and warranty on Daimler truck engines and related equipment in multiple states. Sales and service of MTU, Allison, and Daimler products accounted for approximately 10% of the Company’s revenues during 2024. Although the Company considers its relationships with MTU, Allison, and Daimler to be strong, the loss of MTU, Allison, or Daimler distributorships and service rights, or a disruption of the supply of MTU or Allison parts, could have a negative impact on the Company’s ability to service its customers.

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

Loss of a large customer could adversely affect the Company. Five KMT customers accounted for approximately 18% of the Company’s 2024 revenue, 16% of 2023 revenue, and 17% of 2022 revenue. The Company has contracts with these customers expiring in 2025 through 2031. Three KDS customers accounted for approximately 10% of the Company’s 2024 revenue, 12% of 2023 revenue, and 9% of 2022 revenue. Although the Company considers its relationships with these companies to be strong, the loss of any of these customers, or their inability to meet financial obligations, could have an adverse effect on the Company.

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

The Company’s critical assets and information systems, including the Company’s proprietary vessel management computer system, are subject to damage or interruption from a number of potential sources, including but not limited to, natural disasters, terrorist acts, cybersecurity attacks, software viruses, and power failures. In addition to standard safety operating procedures, the Company has implemented measures such as business continuity plans, hurricane preparedness plans, emergency recovery processes, and security preparedness plans to protect physical assets and to recover from damage to such assets. The Company has also implemented virus protection software, intrusion detection systems and annual attack and penetration audits, and implemented employee training to protect information systems to mitigate these risks. However, the Company cannot guarantee that its critical assets or information systems cannot be damaged or compromised.

Any damage or compromise of its critical assets or data security or its inability to use or access these critical assets and information systems could adversely impact the efficient and safe operation of its businesses, or result in the failure to safely operate its equipment, and maintain the confidentiality of data of its customers or its employees and could subject the Company to increased operating expenses or legal action, which could have an adverse effect on the Company. Although to date the Company is unaware of any material data breach or system disruption, including a cyber-attack, the Company cannot provide any assurances that such events and impacts will not be material in the future. The Company’s efforts to deter, identify, mitigate and/or eliminate future breaches may require significant additional effort and expense and may not be successful. For more information regarding the mitigation of cybersecurity risk, see Item 1C-Cybersecurity.

Limitations on the Company’s ability to obtain, maintain, protect, or enforce its proprietary information and any successful intellectual property challenges or infringement proceedings, including its trade secrets could affect the Company's competitive position. The Company’s businesses rely on a variety of intellectual property rights for its product and services. The Company’s intellectual property could be adversely affected by successful intellectual property challenges or infringement proceedings against it which could materially and adversely affect its competitive position. The Company may also be adversely affected when its intellectual property rights are unenforceable, such as where patent claims allowed are not sufficient to protect its technology or its trade secrets are not adequately protected. The Company's failure to protect its proprietary information and any successful challenges to the Company's intellectual property rights could have an adverse effect on the Company.

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

Corporate responsibility, specifically related to ESG matters, may impose additional costs and expose the Company to new risks. There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. The Company communicates certain ESG-related initiatives, goals, and/or aspirations regarding environmental matters, diversity, responsible sourcing and social investments, and other matters in its annual Sustainability Report, on its website, in its filings with the SEC, and elsewhere. These initiatives, goals, or aspirations reflect the Company’s current plans and are not guarantees that the Company will be able to achieve them. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Further, the statutory and regulatory requirements continue to evolve as well. In 2023, the State of California enacted climate related legislation and the SEC was expected to issue its own climate disclosure rules in 2024, both of which will or could impose additional reporting requirements on the Company resulting in additional compliance cost and expense. The Company’s selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of comparative data from period to period. The ESG-related initiatives, goals and/or aspirations could be difficult to achieve and costly to implement, and the Company may be unable to economically develop or deploy technologies to achieve its goals or aspirations, if at all. In addition, the Company could be criticized for the timing, scope or nature of these initiatives, goals, or aspirations, or for any revisions to them. As mandatory and voluntary disclosures about ESG matters increase, the Company could be penalized or criticized for the accuracy, adequacy, or completeness of such disclosures. The Company’s actual or perceived failure to report accurately or achieve its ESG-related initiatives, goals, or aspirations could result in government enforcement action, negatively impact its reputation, result in ESG-focused investors not purchasing and holding Company stock, or otherwise materially harm the Company’s business.

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

Tariffs and other trade measures could adversely affect the Company’s business, financial condition and results of operations. Additional or new tariffs or other trade measures could adversely impact the Company’s input costs and supply chain, which could reduce availability or increase the cost of goods sold to its customers, especially in KDS. Supply chain disruptions can adversely impact the Company’s operations, particularly where supply chain delays adversely impact availability of materials, components, and equipment for construction, maintenance or repair, including with regard to KMT vessels or in KDS manufacturing. In KMT, Company also transports customer cargoes that are imported into the U.S. or which are destined for export from the U.S. Trade discussions and arrangements between the U.S. and various of its trading partners are fluid, and existing and future trade agreements are, and are expected to continue to be, subject to a number of uncertainties, including the imposition of new tariffs or adjustments and changes to the products or materials covered by existing tariffs. Any decision by the U.S. government to adopt actions such as an increase in customs duties or tariffs, or the renegotiation of U.S. trade agreements, or any other action that could have a negative impact on international trade, including corresponding actions taken by other countries in response to U.S. governmental actions, could cause an increase to the cost of goods sold to KDS customers, adversely impact operations in KMT through interruptions in customer trade patterns or volumes, and adversely impact input costs and supply chain in both segments. To the extent possible, the Company seeks to include contractual language to address recovery of increased costs related to tariffs in the KDS segment. Any changes in trade policies in the U.S. and corresponding actions by other countries could adversely impact Company’s financial performance.

Continuing impacts resulting from actual or threatened health epidemics, and pandemics or other major health crises could materially and adversely affect the Company’s business, financial condition and results of operations. The Company’s business could be impacted adversely by the effects of public health epidemics, pandemics or other major heath crises (which are referred to collectively as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, or significant disruptions in waterborne transportation of cargoes, and supply chain activity, caused by a variety of factors such as quarantines, supplier factory and office closures, or other government-imposed restrictions, any of which could adversely impact the Company’s business, financial condition, and results of operations.

The Company is unable to predict the extent to which major health crisis or other public health threats that may arise in the future may affect the global and United States economies and supply chain, which could have a material impact on its business. The degree to which any future disease outbreaks or public health threats may impact the Company’s revenues, results of operations and financial condition is uncertain and will depend on future developments. The impact of epidemics, pandemics or other major health crises may also exacerbate other risks discussed above, any of which could have a material effect on the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company is committed to maintaining robust governance and oversight of cybersecurity risks and to implementing processes, controls and technologies designed to help assess, identify, and manage material risks from cybersecurity threats. The Company’s Board of Directors has ultimate oversight of cybersecurity risks, which it manages as part of the Company’s enterprise risk management program. The Audit Committee assists the Board in reviewing the Company’s information security programs, including review of cybersecurity processes, procedures and safeguards. To more effectively prevent, detect and respond to information security threats, the Company maintains a cyber risk management program, which is aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The Cyber Risk Management program is supervised by the Company’s executive officer, the Vice President and Chief Information Officer, who is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture and processes. The Vice President and Chief Information Officer has extensive experience assessing and managing cybersecurity programs and risks and has served in this position since 2019. The team includes the Senior Director of IT Operations & Security, who is a Certified Information Security Manager reporting directly to the Vice President and Chief Information Officer. The Audit Committee receives regular reports from the Vice President and Chief Information Officer on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Additionally, the Vice President and Chief Information Officer chairs the Company’s Cybersecurity Risk Oversight working group, which drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management and reporting. Upon the occurrence of a cybersecurity incident, a documented process is followed to escalate notifications to the Company’s CEO and Board, as appropriate.

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

The Company’s approach to cybersecurity risk management includes the following key elements:

•
Continuous monitoring – The Company actively searches for cybersecurity threats, including those associated with its use of third-party vendors, through the use of data analytics and network vulnerability monitoring systems and threat intelligence.
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
•
Training and Awareness – The Company has various information technology policies, including an Information Security Awareness Training Policy, that relate to cybersecurity. The Company provides employee education and training that reinforces its information technology policies, standards and practices, as well as the expectation that employees comply with these policies. This training empowers employees to identify and report potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees globally and is administered on an annual basis, and it is supplemented by Company-wide testing initiatives, including periodic phishing tests. Further education is provided at operations meetings to raise awareness and educate on current topics. The Company provides specialized security training for certain employee roles. The Company also requires employees to sign confidentiality agreements, where appropriate to their role. The Company has also recently adopted an Artificial Intelligence Use Policy to mitigate cybersecurity and other risks associated with use of artificial intelligence technology.

The Company continues to invest in its cybersecurity systems and to enhance its internal controls and processes. While the Company has not, as of the date of this Form 10-K, identified a cybersecurity threat or incident that resulted in a material adverse impact to its business, results of operations or financial condition, there can be no guarantee that the Company will not experience such an incident in the future. For more information regarding the risks the Company faces from cybersecurity threats, please see Item 1A-Risk Factors.

Item 2. Properties

The principal offices of the Company are located in Houston, Texas. The Company believes that its facilities are adequate for its needs and additional facilities would be available if required. The Company’s significant operating shoreside facilities include the following locations:

Location	Building(s) Size (Approximate Square Feet)	Owned or Leased	Activity
KMT
Baton Rouge, Louisiana	20,300	Leased	Operations and fleeting
Channelview, Texas	108,300	Owned	Operations, fleeting, shipyard, training and cleaning
Corpus Christi, Texas	3,600	Leased	Operations
Freeport, Texas	6,500	Leased	Fueling and fleeting
Houston, Texas	73,000	Owned/Leased	KMT, KDS and Corporate Headquarters
Lake Charles, Louisiana	500	Leased	Fleeting
Miami, Florida	8,500	Leased	Operations and dockage
Port Arthur, Texas	1,000	Leased	Fleeting
Seattle, Washington	10,200	Leased	Operations and inventory
Staten Island, New York	7,800	Leased	Operations, inventory and dockage
Westwego, Louisiana	15,300	Owned	Operations

KDS
Albany, New York	40,000	Leased	Service and repairs
Austin, Texas	1,500	Leased	Service and repairs
Baton Rouge, Louisiana	23,500	Leased	Service and repairs
Belle Chasse, Louisiana	34,700	Owned	Service and repairs
Chesapeake, Virginia	30,000	Leased	Service and repairs
Commerce City, Colorado	151,600	Owned	Service and repairs
Corpus Christi, Texas	11,200	Owned	Service and repairs
Dallas, Texas	211,100	Owned	Service and repairs
El Paso, Texas	9,000	Leased	Service and repairs
Fort Lauderdale, Florida	40,400	Leased	Service and repairs
Fort Myers, Florida	9,900	Owned	Service and repairs
Fort Pierce, Florida	10,300	Owned	Service and repairs
Fort Worth, Texas	22,600	Owned	Service and repairs
Houma, Louisiana	109,700	Owned	Service and repairs
Houston, Texas	501,000	Owned/Leased	Manufacturing, service and repairs
Jacksonville, Florida	44,800	Leased	Service and repairs
Laredo, Texas	7,000	Leased	Service and repairs
Little Rock, Arkansas	21,500	Leased	Service and repairs
Lodi, New Jersey	57,300	Leased	Service and repairs
Lubbock, Texas	27,500	Owned	Service and repairs
Marlborough, Massachusetts	45,700	Leased	Service and repairs
Miami, Florida	54,400	Leased	Service and repairs
Middletown, Connecticut	38,800	Leased	Service and repairs
Mobile, Alabama	27,000	Owned	Service and repairs
Mount Pleasant, Texas	3,100	Leased	Service and repairs
New Iberia, Louisiana	33,000	Owned	Service and repairs
New Orleans, Louisiana	29,200	Leased	Service and repairs
Ocala, Florida	15,200	Owned	Service and repairs
Odessa, Texas	49,500	Owned	Service and repairs
Oklahoma City, Oklahoma	446,400	Owned/Leased	Manufacturing, service and repairs
Orlando, Florida	44,600	Leased	Service and repairs
Paducah, Kentucky	73,700	Owned/Leased	Service and repairs
Panama City, Florida	29,500	Owned	Service and repairs
Pharr, Texas	59,300	Leased	Service and repairs
Piscataway, New Jersey	39,900	Leased	Service and repairs
Rocky Mount, North Carolina	50,000	Leased	Service and repairs
San Antonio, Texas	42,100	Owned	Service and repairs
Seattle, Washington	19,500	Leased	Service and repairs
Shreveport, Louisiana	50,000	Owned	Service and repairs
Tampa, Florida	50,900	Owned	Service and repairs
Temple, Texas	18,800	Leased	Service and repairs
Thorofare, New Jersey	24,200	Leased	Service and repairs
Tulsa, Oklahoma	37,600	Leased	Service and repairs
West Palm Beach, Florida	7,000	Leased	Service and repairs
Wichita Falls, Texas	11,500	Leased	Service and repairs

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

As of February 17, 2025, the Company had 57,126,000 outstanding shares held by approximately 320 stockholders of record; however, the Company believes the number of beneficial owners of common stock exceeds this number. Information for this item relating to equity compensation plans is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2024. See also Note 8, Stock Award Plans to the Company’s financial statements for additional information.

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

The following table is a summary of purchases of the Company's common stock during the 2024 fourth quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1 — October 31, 2024	25,385	$ 120.32	—	—
November 1 — November 30, 2024	112,700	$ 114.56	—	—
December 1 — December 31, 2024	148,612	$ 116.65	—	—
Total	286,697	$ 116.16	—	—

Purchases of the Company's common stock during the 2024 fourth quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2024 fourth quarter and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.” The weighted average number of common shares outstanding applicable to diluted earnings per share for 2024, 2023, and 2022 were 58,355,000, 59,857,000, and 60,329,000, respectively. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for management's discussion and analysis of financial condition and results of operations for 2023 compared to 2022.

Overview

The Company is the nation’s largest domestic tank barge operator transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. In addition, the Company participates in the transportation of dry-bulk commodities in United States coastwise trade. Through KDS, the Company provides after-market services and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$3,265,876	$3,091,640	$2,784,754
Net earnings attributable to Kirby	$286,707	$222,935	$122,291
Net earnings per share attributable to Kirby common stockholders – diluted	$4.91	$3.72	$2.03
Net cash provided by operating activities	$756,494	$540,228	$294,128
Capital expenditures	$342,660	$401,730	$172,606

The 2024 fourth quarter included a $56.3 million before taxes, $43.0 million after taxes, or $0.74 per share non-cash impairment charge in the KDS segment primarily associated with conventional diesel fracturing equipment inventory. Based on the current market conditions and its view on the industry outlook, including decreased customer demand for conventional diesel fracturing equipment driven by an industry-wide shift to electric fracturing equipment, the Company determined that certain inventory had limited commercial opportunity, and the cost of these inventories exceeded its net realizable value. The Company’s 2024 fourth quarter results also included a $10.9 million, or $0.19 per share one-time deferred tax credit related to a change in Louisiana tax law. Tax reform legislation in Louisiana was signed in December 2024 that included lowering the corporate income tax rate from 7.5% to 5.5% effective January 1, 2025. As a result of the new legislation, the Company recognized a one-time deferred tax credit of $10.9 million in the 2024 fourth quarter due to the remeasurement of the Company’s Louisiana and U.S. deferred tax assets and liabilities based on the new effective Louisiana state income tax rate.

The 2023 first quarter included $3.0 million before taxes, $2.4 million after taxes, or $0.04 per share of costs related to the strategic review and shareholder engagement and $2.7 million before taxes, $2.2 million after taxes, or $0.04 per share of other income associated with the interest on a refund from the Internal Revenue Service (“IRS”).

Cash provided by operating activities in 2024 increased compared to 2023 primarily due to higher business activity levels. During 2024, capital expenditures of $342.7 million included $247.8 million in KMT and $94.9 million in KDS and corporate, more fully described under cash flow and capital expenditures below.

The Company projects net cash flow from operations in 2025 of between $620 million and $720 million and expects capital expenditures to range between $280 million and $320 million. The Company has applied for and been awarded grants related to certain emission reduction projects totaling approximately $4 million which it expects to receive reimbursements for in 2025.

The Company’s debt-to-capitalization ratio decreased to 20.7% at December 31, 2024 from 24.2% at December 31, 2023, primarily due an increase in total equity, primarily from net earnings attributable to Kirby of $286.7 million during 2024 and a reduction of debt outstanding of $141.6 million, partially offset by treasury stock purchases of $174.6 million. The Company’s debt outstanding as of December 31, 2024 and December 31, 2023 is detailed in Long-Term Financing below.

Marine Transportation

The following table summarizes the Company’s marine transportation fleet:

	December 31,
	2024	2023
Inland tank barges:
Owned	1,062	1,043
Leased	32	33
Total	1,094	1,076
Barrel capacity (in millions)	24.2	23.7

Active inland towboats (quarter average):
Owned	216	214
Chartered	65	67
Total	281	281

Coastal tank barges:
Owned	28	28
Leased	—	—
Total	28	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	24
Chartered	1	1
Total	24	25

Offshore dry-bulk cargo barges (owned)	4	4
Offshore tugboats and docking tugboat (owned and chartered)	4	5

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

For 2024, 59% of the Company’s revenues were generated by KMT. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fibers, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate and agricultural chemicals. Consequently, the Company’s marine transportation business is directly affected by the volumes produced by the Company’s petroleum, petrochemical and refining customer base.

KMT’s revenues for 2024 increased 11% compared to 2023 and operating income increased 52%, compared to 2023. The increases for 2024 were primarily due to improved term and spot pricing in the inland and coastal markets when compared to 2023. Results for 2024 were modestly impacted by weather and lock delays, while 2023 results were impacted by various lock closures along the Gulf Intracoastal Waterway and Illinois River. In addition, several refinery outages also impacted utilization in 2023. For 2024 and 2023, the inland tank barge fleet contributed 81% and 82%, respectively, and the coastal fleet contributed 19% and 18%, respectively, of marine transportation revenues.

Overall inland tank barge utilization levels in 2024 were flat as compared to 2023, ranging from the low to mid-90% range during both the 2024 first and second quarters, and the 90% range during both the 2024 third and fourth quarters. During 2023, inland tank barge utilization levels ranged from the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter, the high 80% range during the 2023 third quarter, and the low 90% range in the 2023 fourth quarter.

Coastal tank barge utilization levels during 2024 averaged in the mid to high 90% range throughout the year. For 2023, coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2023 first and second quarters, the mid-90% range during the 2023 third quarter and the low to mid-90% range during the 2023 fourth quarter.

Approximately 65% of the inland marine transportation revenues were under term contracts and 35% were under spot contracts in 2024. Approximately 60% of the inland marine transportation revenues were under term contracts and 40% were under spot contracts in 2023. Term contracts provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 61% of the inland revenues under term contracts during 2024 and 63% in 2023. During 2024 and 2023, approximately 99% and 85%, respectively, of coastal revenues were under term contracts and 1% and 15%, respectively, were under spot contracts. Coastal time charters represented approximately 98% and 90% of coastal revenues under term contracts during 2024 and 2023, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Inland market:
Term increase	9% – 12%	4% – 6%	6% – 9%	6% – 9%
Spot increase	14% – 17%	14% – 16%	10% – 12%	6% – 9%
Coastal market (a):
Term increase	19% – 21%	17% – 20%	25% – 28%	24% – 27%
Spot increase	30% – 32%	23% – 26%	11% – 13%	13% – 16%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2024, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 9.5%, excluding fuel.

The 2024 marine transportation operating margin was 19.0% compared to 13.9% for 2023.

Distribution and Services

The Company, through KDS, provides after-market services and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers. The Company sells and manufactures various products used in oil and gas and industrial applications, including those used in hydraulic fracturing and refrigeration systems that, as compared to conventional offerings, reduce emissions. These products made up approximately 18% of KDS’s revenues in 2024.

During 2024, KDS generated 41% of the Company’s revenues, of which 80% was generated from service and parts and 20% from manufacturing. The results of KDS are largely influenced by cycles of the oilfield service industry and oil and gas operator and producer markets, marine, power generation, on-highway and other industrial markets.

Distribution and services revenues for 2024 decreased 1% compared to 2023 and operating income decreased 5% compared to 2023. In the commercial and industrial market, revenues decreased 1% in 2024 compared to 2023 primarily due to lower business levels in Thermo King and on-highway businesses due to the ongoing trucking recession, partially offset by higher business levels in marine repair. For both 2024 and 2023, the commercial and industrial market contributed 46% of the distribution and services revenues.

In the power generation market, revenues increased 20% compared to 2023 due to several large project awards from data center customers as well as other backup power industrial customers. For 2024 and 2023, the power generation market contributed 36% and 29%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues declined 28% compared to 2023 due to lower levels of conventional oilfield activity, partially offset by deliveries of electric fracturing equipment. For 2024 and 2023, the oil and gas market contributed 18% and 25%, respectively, of the distribution and services revenues.

The distribution and services operating margin for 2024 was 8.0% compared to 8.4% for 2023.

Outlook

Overall, the Company expects to deliver improved financial results in 2025. In KMT, barge utilization and customer demand remain stable and term rates continue to increase. In KDS, growth in the power generation market is expected to mostly offset softness in oil and gas markets, and the on-highway service and repair business due to the ongoing trucking recession. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates and possible recessionary headwinds as it moves through 2025.

In the inland marine transportation market in 2025, the Company anticipates positive market dynamics due to limited new barge construction. The Company expects barge utilization rates to remain steady for the year with continued improvement in term contract pricing as renewals occur throughout the year. However, the Company continues to see inflationary pressures and there remains an acute mariner shortage in the industry which continues to drive up labor costs. These pressures, along with the increasing cost of equipment, should continue to put upward pressure on spot and term contract prices. In the coastal marine transportation market in 2025, market conditions remain very favorable with steady customer demand expected to keep barge utilization at high levels with improved rates as the availability of equipment is limited across the industry due to no further ATBs currently under construction and favorable economic conditions.

The Company expects to yield mixed results in KDS in 2025 as near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market are partially offset by increased orders in the power generation market. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair remains soft in the current environment. In power generation, the Company anticipates continued strong growth in orders as data center demand and the need for backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the shift away from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times for certain OEM products to continue contributing to a volatile delivery schedule of new products throughout 2025.

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

Acquisitions

On December 31, 2024, the Company purchased an inland tank barge from a leasing company for $2.7 million in cash. The Company had been leasing the barge prior to purchase.

On December 30, 2024, the Company purchased three inland tank barges from an undisclosed seller for $9.9 million in cash.

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

Results of Operations

The following table sets forth the Company’s marine transportation and distribution and services revenues and the percentage of each to total revenues for the comparable periods (dollars in thousands):

	Year Ended December 31,
	2024	%	2023	%	2022	%
Marine transportation	$1,913,050	59%	$1,721,937	56%	$1,616,967	58%
Distribution and services	1,352,826	41	1,369,703	44	1,167,787	42
	$3,265,876	100%	$3,091,640	100%	$2,784,754	100%

Marine Transportation

The following table sets forth a year over year comparison of KMT’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2024	2023	% Change	2022	% Change
Marine transportation revenues	$1,913,050	$1,721,937	11%	$1,616,967	6%

Costs and expenses:
Costs of sales and operating expenses	1,188,794	1,136,526	5	1,146,657	(1)
Selling, general and administrative	137,057	134,641	2	128,340	5
Taxes, other than on income	26,476	27,602	(4)	28,235	(2)
Depreciation and amortization	197,347	184,225	7	177,551	4
	1,549,674	1,482,994	4	1,480,783	—
Operating income	$363,376	$238,943	52%	$136,184	75%
Operating margins	19.0%	13.9%		8.4%

The following table shows the marine transportation markets serviced by the Company, the marine transportation revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2024 Revenue Distribution	Products Moved	Drivers
Petrochemicals	51%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables — 70% Consumer durables — 30%
Black Oil	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	21%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen-Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

2024 Compared to 2023

Marine Transportation Revenues

KMT’s revenues for 2024 increased 11% compared to 2023 and operating income increased 52%, compared to 2023. The increases for 2024 were primarily due to improved term and spot pricing in the inland and coastal markets when compared to 2023. Results for 2024 were modestly impacted by weather and lock delays, while 2023 results were impacted by various lock closures along the Gulf Intracoastal Waterway and Illinois River. In addition, several refinery outages also impacted utilization in 2023. For 2024 and 2023, the inland tank barge fleet contributed 81% and 82%, respectively, and the coastal fleet contributed 19% and 18%, respectively, of marine transportation revenues.

Overall inland tank barge utilization levels in 2024 were flat as compared to 2023, ranging from the low to mid-90% range during both the 2024 first and second quarters, and the 90% range during both the 2024 third and fourth quarters. During 2023, inland tank barge utilization levels ranged from the low to mid-90% range during the 2023 first quarter, the low 90% range during the 2023 second quarter, the high 80% range during the 2023 third quarter, and the low 90% range in the 2023 fourth quarter.

Coastal tank barge utilization levels during 2024 averaged in the mid to high 90% range throughout the year. For 2023, coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2023 first and second quarters, the mid-90% range during the 2023 third quarter and the low to mid-90% range during the 2023 fourth quarter.

The petrochemical market, the Company’s largest market, contributed 51% of marine transportation revenues for 2024, reflecting increased rates, volumes and utilization from Gulf Coast petrochemical plants as a result of improved economic conditions and a reduced supply of barges across the industry due to a heavier than normal maintenance cycle as compared to 2023.

The black oil market, which contributed 25% of marine transportation revenues for 2024, reflecting improved demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During 2024, the Company transported crude oil and natural gas condensate produced from the Permian Basin and the Eagle Ford shale formation in Texas, both along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast and Canadian and Bakken crude downriver from the Midwest to the Gulf Coast.

The refined petroleum products market, which contributed 21% of marine transportation revenues for 2024, saw increased volumes in the inland market with improved refinery utilization and product levels.

The agricultural chemical market, which contributed 3% of marine transportation revenues for 2024, also experienced improved demand for transportation of both domestically produced and imported products.

Inland operations incurred 11,583 delay days in 2024, 7% more than the 10,863 delay days that occurred during 2023. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days for 2024 and 2023 were impacted by hurricanes and tropical storms, poor operating conditions due to heavy wind and fog along the Gulf Coast, low and high water conditions on the Mississippi River System, and various lock closures, due in part to lock maintenance projects. The 2023 third quarter was also impacted by lock closures on the Illinois River.

Approximately 65% of the inland marine transportation revenues were under term contracts and 35% were under spot contracts in 2024. Approximately 60% of the inland marine transportation revenues were under term contracts and 40% were under spot contracts in 2023. Term contracts provide the operations with a reasonably predictable revenue stream. Inland time charters, which insulate the Company from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented 61% of the inland revenues under term contracts during 2024 and 63% in 2023. During 2024 and 2023, approximately 99% and 85%, respectively, of coastal revenues were under term contracts and 1% and 15%, respectively, were under spot contracts. Coastal time charters represented approximately 98% and 90% of coastal revenues under term contracts during 2024 and 2023, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2024 compared to contracts renewed during the corresponding quarter of 2023:

Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Inland market:
Term increase	9% – 12%	4% – 6%	6% – 9%	6% – 9%
Spot increase	14% – 17%	14% – 16%	10% – 12%	6% – 9%
Coastal market (a):
Term increase	19% – 21%	17% – 20%	25% – 28%	24% – 27%
Spot increase	30% – 32%	23% – 26%	11% – 13%	13% – 16%
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

Marine Transportation Costs and Expenses

Total costs and expenses for 2024 increased 4% compared to 2023. Costs of sales and operating expenses for 2024 increased 5% compared to 2023 primarily reflecting higher business activity levels and inflationary cost pressures which was partially offset by lower fuel costs.

The inland marine transportation fleet operated an average of 285 towboats during 2024, of which an average of 70 were chartered, compared to 280 during 2023, of which an average of 64 were chartered. The increase was primarily due to higher business activity levels. Generally, variability in demand or anticipated demand, as tank barges are added to or removed from the fleet, as chartered towboat availability changes, or as weather or water conditions dictate, the Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

Inland operations consumed 46.8 million gallons of diesel fuel in 2024 compared to 48.1 million gallons consumed during 2023. The average price per gallon of diesel fuel consumed during 2024 was $2.66 per gallon compared to $3.08 per gallon for 2023. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for 2024 increased 2% compared to 2023 due to higher business activity levels and inflationary cost pressures. The increase is primarily due to higher salary and wage increases, partially offset by lower legal costs.

Depreciation and amortization for 2024 increased 7% compared to 2023. The increase was primarily due to capital additions during 2024 and 2023.

Marine Transportation Operating Income and Operating Margins

KMT operating income for 2024 increased 52% compared to 2023. The operating margin was 19.0% for 2024 compared to 13.9% for 2023. The increase in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets.

Distribution and Services

The following table sets forth a year over year comparison of KDS’s revenues, costs and expenses, operating income and operating margins (dollars in thousands):

	Year Ended December 31,
	2024	2023	% Change	2022	% Change
Distribution and services revenues	$1,352,826	$1,369,703	(1)%	$1,167,787	17%

Costs and expenses:
Costs of sales and operating expenses	1,008,008	1,040,905	(3)	913,624	14
Selling, general and administrative	192,439	187,424	3	163,642	15
Taxes, other than on income	8,329	7,051	18	6,708	5
Depreciation and amortization	35,448	19,842	79	16,776	18
	1,244,224	1,255,222	(1)	1,100,750	14
Operating income	$108,602	$114,481	(5)%	$67,037	71%
Operating margins	8.0%	8.4%		5.7%

The following table shows the markets serviced by the Company, the revenue distribution, and the customers for each market:

Markets Serviced	2024 Revenue Distribution	Customers
Commercial and Industrial	46%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	36%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	18%	Oilfield Services, Oil and Gas Operators and Producers

2024 Compared to 2023

Distribution and Services Revenues

KDS revenues for 2024 decreased 1% compared to 2023. In the commercial and industrial market, revenues decreased 1% in 2024 compared to 2023 primarily due to lower business levels in Thermo King and on-highway businesses due to the ongoing trucking recession, partially offset by higher business levels in marine repair. For both 2024 and 2023, the commercial and industrial market contributed 46% of the distribution and services revenues.

In the power generation market, revenues increased 20% compared to 2023 due to several large project awards from data center customers as well as other backup power industrial customers. For 2024 and 2023, the power generation market contributed 36% and 29%, respectively, of the distribution and services revenues.

In the oil and gas market, revenues declined 28% compared to 2023 due to lower levels of conventional oilfield activity, partially offset by deliveries of electric fracturing equipment. For 2024 and 2023, the oil and gas market contributed 18% and 25%, respectively, of the distribution and services revenues.

Distribution and Services Costs and Expenses

Total costs and expenses for 2024 decreased 1% compared to 2023 reflecting lower on-highway and conventional oilfield activity partially offset by increased power generation demand in industrial end markets and marine repair activity.

Selling, general and administrative expenses for 2024 increased 3% compared to 2023. The increase was primarily due to continued inflationary cost pressures and annual compensation increases.

Depreciation and amortization for 2024 increased 79% compared to 2023. The increase was primarily due to increased capital spending during 2023 and 2024.

Distribution and Services Operating Income and Operating Margins

Operating income for KDS for 2024 decreased 5% compared to 2023. The operating margin was 8.0% for 2024 compared to 8.4% for 2023. The results reflect lower on-highway and conventional oilfield activity partially offset by increased power generation demand in industrial end markets and marine repair activity.

General Corporate Expenses

General corporate expenses for 2024, 2023, and 2022 were $18.8 million, $23.3 million and $18.6 million, respectively. General corporate expenses were lower in 2024 compared to 2023 primarily due to lower legal and insurance costs. The 2023 first quarter also included costs related to the strategic review and shareholder engagement.

Gain on Disposition of Assets

The Company reported net gains on disposition of assets of $2.2 million, $5.0 million, and $8.3 million in 2024, 2023, and 2022, respectively. The net gains were predominantly from the sales or retirements of marine equipment.

Other Income and Expenses

The following table sets forth a year over year comparison of impairments and other charges, other income, noncontrolling interests, and interest expense (dollars in thousands):

	Year Ended December 31,
	2024	2023	% Change	2022	% Change
Impairments	$(56,303)	$—	N/A	$—	—%
Other income	$12,795	$11,041	16%	$16,677	(34)%
Noncontrolling interests	$(189)	$30	730%	$(470)	(106)%
Interest expense	$(49,129)	$(52,008)	(6)%	$(44,588)	17%

Impairments

For 2024, impairments included a $56.3 million before taxes, $43.0 million after taxes, or $0.74 per share non-cash impairment charge in the KDS segment primarily associated with conventional diesel fracturing equipment inventory.

Other Income

Other income for 2024, 2023, and 2022 includes income of $10.2 million, $4.8 million and $13.9 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Average debt	$1,025,644	$1,088,851	$1,171,317
Average interest rate	4.7%	4.7%	3.8%

Interest expense for 2024 decreased 6% compared to 2023, primarily due to lower average debt outstanding as a result of debt repayments.

Provision for Taxes on Income

Provision for taxes on income for 2024 increased 7% compared to 2023, primarily due to improved earnings before taxes on income as a result of increased business activity levels. The Company’s 2024 results also included a $10.9 million one-time deferred tax credit related to a change in Louisiana tax law and a deferred tax credit of $13.3 million related to the KDS impairment charge.

Financial Condition, Capital Resources and Liquidity

Balance Sheet

The following table sets forth a year over year comparison of the significant components of the balance sheets (dollars in thousands):

	December 31,
	2024	2023	% Change	2022	% Change
Assets:
Current assets	$1,068,559	$1,135,161	(6)%	$1,211,759	(6)%
Property and equipment, net	4,022,966	3,861,105	4	3,633,462	6
Operating lease right-of-use assets	158,990	152,216	4	154,507	(1)
Investment in affiliates	2,900	2,576	13	2,171	19
Goodwill	438,748	438,748	—	438,748	—
Other intangibles, net	34,406	42,927	(20)	51,463	(17)
Other assets	125,383	89,464	40	62,814	42
	$5,851,952	$5,722,197	2%	$5,554,924	3%

Liabilities and stockholders’ equity:
Current liabilities	$734,753	$675,795	9%	$642,197	5%
Long-term debt, net — less current portion	866,722	1,008,527	(14)	1,076,326	(6)
Deferred income taxes	739,472	696,557	6	625,884	11
Operating lease liabilities — less current portion	148,170	138,811	7	142,140	(2)
Other long-term liabilities	9,587	15,830	(39)	23,209	(32)
Total equity	3,353,248	3,186,677	5	3,045,168	5
	$5,851,952	$5,722,197	2%	$5,554,924	3%

2024 Compared to 2023

Current assets as of December 31, 2024 decreased 6% compared to December 31, 2023. Trade accounts receivable decreased 7% primarily due to strong collections activity during 2024. Inventories – net decreased by 13% primarily due to the impairment of conventional diesel fracturing equipment inventory and deliveries of power generation units and oilfield service equipment during 2024. Prepaid expenses and other current assets decreased 9% primarily due to lower prepaid fuel due to a decrease in the price of diesel fuel and lower assets held for sale due to sales in 2024.

Property and equipment, net of accumulated depreciation, at December 31, 2024 increased 4% compared to December 31, 2023. The increase reflected $335.8 million of capital additions (including accrued capital expenditures) and $77.9 million of acquisitions of barge equipment, partially offset by $231.7 million of depreciation expense and $20.1 million of property disposals, more fully described under Cash Flows and Capital Expenditures below.

Operating lease right-of-use assets as of December 31, 2024 increased 4% compared to December 31, 2023, primarily due to new leases acquired, partially offset by lease amortization expense.

Other intangibles, net, as of December 31, 2024 decreased 20% compared to December 31, 2023, primarily due to amortization.

Other assets as of December 31, 2024 increased 40% compared to December 31, 2023, primarily due to an increase in pension assets as a result of an improved funded status and additional deferred major drydock expenditures incurred during 2024, partially offset by amortization of drydock expenditures.

Current liabilities as of December 31, 2024 increased 9% compared to December 31, 2023. Income taxes payable increased by $23.9 million primarily due to timing of federal income tax payments. Deferred revenues increased 32%, primarily due to deposits on equipment expected to be shipped in 2025 in KDS. Accounts payable decreased 7%, primarily due to timing of shipyard payments.

Long-term debt, net – less current portion, as of December 31, 2024, decreased 14% compared to December 31, 2023, primarily reflecting repayments on the Term Loan and 2027 Revolving Credit Facility.

Deferred income taxes as of December 31, 2024 increased 6% compared to December 31, 2023, primarily reflecting the 2024 deferred tax provision of $31.4 million.

Operating lease liabilities – less current portion, as of December 31, 2024 increased 7% compared to December 31, 2023, primarily due to new leases acquired and liability accretion, partially offset by lease payments made.

Other long-term liabilities as of December 31, 2024 decreased 39% compared to December 31, 2023, primarily due to a decrease in pension liabilities due to pension contributions of $1.7 million and an improved funded status.

Total equity as of December 31, 2024 increased 5% compared to December 31, 2023, primarily due to net earnings attributable to Kirby of $286.7 million and other comprehensive income of $36.2 million for 2024, partially offset by treasury stock purchases of $174.6 million.

Retirement Plans

The Company sponsors a defined benefit plan for its inland vessel personnel and shore based tankermen. The plan benefits are based on an employee’s years of service and compensation. The plan assets consist primarily of equity and fixed income securities. The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. No pension contributions to that plan were made in 2024, 2023 or 2022.

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. (“Higman”), the Company assumed Higman’s pension plan (the “Higman Pension Plan”) for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman Pension Plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions to the Higman Pension Plan of $1.7 million, $8.2 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The aggregate fair value of plan assets of the Company’s pension plans was $411.4 million and $375.9 million at December 31, 2024, and 2023, respectively.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company used discount rates of 5.7% for both the Kirby pension plan and Higman pension plan in 2024 and 5.1% for the Kirby pension plan and 5.2% for the Higman pension plan in in 2023. The Company estimates that every 0.1% decrease in the discount rate results in an increase in the accumulated benefit obligation (“ABO”) of approximately $4.6 million. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in both 2024 and 2023. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants and comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that long-term asset allocation, on average, will approximate the targeted allocation.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	December 31,
	2024	2023
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$—	$44,000
Term Loan due July 29, 2027 (a)	70,000	170,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	8,226	8,068
	878,226	1,022,068
Unamortized debt discount and issuance costs (b)	(3,278)	(5,473)
	$874,948	$1,016,595

(a)
Variable interest rate of 5.6% and 6.8% at December 31, 2024 and 2023, respectively.
(b)
Excludes $1.0 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2024.

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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $500 million as of December 31, 2024.

The 2027 Term Loan is repayable in quarterly installments, with no repayments until March 31, 2027, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Credit Agreement provides for a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate calculated with reference to the prime rate quoted by The Wall Street Journal, the Federal Reserve Bank of New York Rate plus 0.5%, or the adjusted SOFR rate for a one month interest period plus 1.0%, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company’s credit rating and is currently 137.5 basis points over SOFR or 37.5 basis points over the Alternate Base Rate. The 2027 Credit Agreement contains certain financial covenants including an interest coverage ratio and debt-to-capitalization ratio. In addition to financial covenants, the 2027 Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, and changes in lines of business. The 2027 Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the 2027 Credit Agreement may be used for general corporate purposes including acquisitions. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit.

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

The Company has a $15.0 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the $15.0 million credit line were $6.8 million and available borrowing capacity was $8.2 million as of December 31, 2024.

The Company also had $8.2 million and $8.1 million of short-term unsecured loans outstanding, as of December 31, 2024 and 2023, respectively, related to its Colombia operations.

As of December 31, 2024, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt.

Cash Flow and Capital Expenditures

The Company generated net cash provided by operating activities of $756.5 million, $540.2 million, and $294.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The 40% increase in 2024 as compared to 2023 was primarily due to higher revenues and operating income in KMT and a decrease in trade accounts receivable primarily due to strong collections activity. Increases in KMT revenues and operating income were driven by higher term and spot contract pricing in the inland and coastal markets during 2024.

During 2024, 2023, and 2022, the Company generated cash of $20.4 million, $26.1 million, and $36.9 million, respectively, from proceeds from the disposition of assets, and $9.4 million, $4.2 million, and $3.9 million, respectively, from proceeds from the exercise of stock options.

For 2024, cash generated was used for capital expenditures of $342.7 million (including a decrease in accrued capital expenditures of $6.9 million), including $232.5 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $110.2 million for growth spending in both segments. The Company also used $77.9 million for acquisitions of businesses and marine equipment, more fully described under Acquisitions above.

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

Treasury Stock Purchases

During 2024, the Company purchased 1.6 million shares of its common stock for $174.6 million, at an average price of $106.40 per share. Subsequent to December 31, 2024 and through February 17, 2025, the Company purchased an additional 0.2 million shares of its common stock for $26.0 million, at an average price of $107.56 per share. During 2023, the Company purchased 1.5 million shares of its common stock for $112.8 million, at an average price of $75.95 per share. During 2022, the Company purchased 0.4 million shares of its common stock for $22.9 million, at an average price of $59.32 per share. On January 30, 2023, the Board approved a five million share increase in the Company’s purchase authorization. As of February 17, 2025, the Company had approximately 2.6 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock or for other appropriate corporate purposes. For more information about stock purchases in the 2024 fourth quarter, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Liquidity and Capital Resources

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings and for other corporate and operating requirements. In addition to net cash flow provided by operating activities, as of February 17, 2025, the Company had cash equivalents of $62.7 million, availability of $400 million under its Revolving Credit Facility and $8.2 million available under its Credit Line.

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

The 2027 Revolving Credit Facility’s commitment is in the amount of $500 million and expires July 29, 2027. The 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2027 Term Loan in the amount of $250 million is subject to quarterly installments, beginning March 31, 2027, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2033 Notes do not mature until January 19, 2033 and require no prepayment.

There are numerous factors that may negatively impact the Company’s cash flow in 2025. For a list of significant risks and uncertainties that could impact cash flows, see Note 14, Contingencies and Commitments in the financial statements, and Item 1A — Risk Factors. Amounts available under the Company’s existing financing arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt in the financial statements.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32.3 million at December 31, 2024, including $11.6 million in letters of credit and $20.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The ABO is based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult resulting in the Company electing to only make an expected pension contribution forecast of one year. As of December 31, 2024, the Company’s pension plan funding was 132% of the pension plans’ ABO, including the Higman pension plan. The Company expects to make additional pension contributions of $1.5 million in 2025.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to risk from changes in interest rates on certain of its outstanding debt. The outstanding loan balances under the Company’s bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States and Europe. A 1% increase in variable interest rates would impact the 2024 interest expense by $0.7 million based on balances outstanding at December 31, 2024, and would change the fair value of the Company’s debt by approximately 4.1%.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report (see Item 15, page 79 and pages 49 to 78 of this report).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of December 31, 2024, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2024 fourth quarter by the Company’s directors and Section 16 officers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Items 10 Through 14.

The information for these items is incorporated by reference to the definitive proxy statement to be filed by the Company with the Commission pursuant to Regulation 14A within 120 days of the close of the fiscal year ended December 31, 2024, except for the information regarding executive officers which is provided under Item 1.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kirby Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of potential impairment indicators for coastal marine transportation equipment

As discussed in Note 1 to the consolidated financial statements, the Company performs an impairment assessment when circumstances indicate that the carrying amount of its long-lived assets may not be recoverable. If a triggering event is identified, the Company compares the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use of the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset group to its estimated fair value. Recoverability of marine transportation equipment is assessed based on vessel classes. Marine Transportation equipment as of December 31, 2024, was $5,234,475,000, a portion of which related to coastal marine transportation equipment.

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

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Kirby Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Kirby Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas

February 18, 2025

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$74,444	$32,577
Accounts receivable:
Trade — less allowance for doubtful accounts of $7,321 ($7,636 in 2023)	489,857	526,691
Other	46,888	52,025
Inventories — net	393,898	454,389
Prepaid expenses and other current assets	63,472	69,479
Total current assets	1,068,559	1,135,161

Property and equipment — net	4,022,966	3,861,105
Operating lease right-of-use assets	158,990	152,216
Investment in affiliates	2,900	2,576
Goodwill	438,748	438,748
Other intangibles, net	34,406	42,927
Other assets	125,383	89,464
Total assets	$5,851,952	$5,722,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$8,226	$8,068
Income taxes payable	25,417	1,486
Accounts payable	251,354	269,378
Accrued liabilities:
Interest	11,975	13,114
Insurance premiums and claims	88,432	84,825
Employee compensation	68,298	69,075
Taxes — other than on income	35,854	31,555
Other	32,254	30,377
Current portion of operating lease liabilities	35,727	33,340
Deferred revenues	177,216	134,577
Total current liabilities	734,753	675,795
Long-term debt, net — less current portion	866,722	1,008,527
Deferred income taxes	739,472	696,557
Operating lease liabilities — less current portion	148,170	138,811
Other long-term liabilities	9,587	15,830
Total long-term liabilities	1,763,951	1,859,725

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120,000,000 shares, issued 65,472,000	6,547	6,547
Additional paid-in capital	868,763	863,963
Accumulated other comprehensive income — net	71,192	35,006
Retained earnings	2,978,372	2,691,665
Treasury stock — at cost, 8,215,000 shares in 2024 and 6,843,000 shares in 2023	(573,061)	(411,750)
Total Kirby stockholders’ equity	3,351,813	3,185,431
Noncontrolling interests	1,435	1,246
Total equity	3,353,248	3,186,677
Total liabilities and equity	$5,851,952	$5,722,197

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2024	2023	2022
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$1,913,050	$1,721,937	$1,616,967
Distribution and services	1,352,826	1,369,703	1,167,787
Total revenues	3,265,876	3,091,640	2,784,754

Costs and expenses:
Costs of sales and operating expenses	2,200,354	2,180,422	2,060,941
Selling, general and administrative	337,097	335,213	302,692
Taxes, other than on income	34,910	34,766	35,071
Depreciation and amortization	240,322	211,156	201,443
Impairments	56,303	—	—
Gain on disposition of assets	(2,207)	(5,009)	(8,279)
Total costs and expenses	2,866,779	2,756,548	2,591,868
Operating income	399,097	335,092	192,886
Other income	12,795	11,041	16,677
Interest expense	(49,129)	(52,008)	(44,588)
Earnings before taxes on income	362,763	294,125	164,975
Provision for taxes on income	(75,867)	(71,220)	(42,214)
Net earnings	286,896	222,905	122,761
Less: Net (earnings) loss attributable to noncontrolling interests	(189)	30	(470)
Net earnings attributable to Kirby	$286,707	$222,935	$122,291

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.95	$3.74	$2.04
Diluted	$4.91	$3.72	$2.03

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Net earnings	$286,896	$222,905	$122,761
Other comprehensive income, net of taxes:
Pension and postretirement benefits	37,043	16,728	43,868
Foreign currency translation adjustments	(857)	1,425	(1,049)
Total other comprehensive income, net of taxes	36,186	18,153	42,819

Total comprehensive income, net of taxes	323,082	241,058	165,580
Net (earnings) loss attributable to noncontrolling interests	(189)	30	(470)
Comprehensive income attributable to Kirby	$322,893	$241,088	$165,110

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Cash flows from operating activities:
Net earnings	$286,896	$222,905	$122,761
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	240,322	211,156	201,443
Provision for doubtful accounts	2,209	402	1,183
Provision for deferred income taxes	31,388	65,298	37,782
Gain on disposition of assets	(2,207)	(5,009)	(8,279)
Impairments	56,303	—	—
Amortization of share-based compensation	15,549	14,941	13,865
Amortization of major maintenance costs	32,572	28,966	29,031
Other	407	(3,338)	(283)
Increase (decrease) in cash flows resulting from changes in:
Accounts receivable	40,458	(50,135)	(31,550)
Inventory	12,146	7,694	(127,095)
Other assets	(18,539)	(37,688)	(27,801)
Income taxes payable	23,787	71,604	1,975
Accounts payable	(11,157)	(18,271)	75,996
Accrued and other liabilities	46,360	31,703	5,100
Net cash provided by operating activities	756,494	540,228	294,128

Cash flows from investing activities:
Capital expenditures	(342,660)	(401,730)	(172,606)
Acquisitions of businesses and marine equipment, net of cash acquired	(77,863)	(37,500)	(3,900)
Proceeds from disposition of assets and other	20,396	26,081	36,905
Net cash used in investing activities	(400,127)	(413,149)	(139,601)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	(43,842)	48,776	1,358
Borrowings on long-term debt	—	240,000	310,000
Payments on long-term debt	(100,000)	(350,000)	(395,000)
Payment of debt issue costs	(3)	(1,254)	(1,977)
Proceeds from exercise of stock options	9,417	4,209	3,887
Payments related to tax withholding for share-based compensation	(5,398)	(3,908)	(3,408)
Treasury stock purchases	(174,574)	(112,803)	(22,901)
Return of investment to noncontrolling interests and other	(100)	(99)	(722)
Net cash used in financing activities	(314,500)	(175,079)	(108,763)
Increase (decrease) in cash and cash equivalents	41,867	(48,000)	45,764
Cash and cash equivalents, beginning of year	32,577	80,577	34,813
Cash and cash equivalents, end of year	$74,444	$32,577	$80,577

Supplemental disclosures of cash flow information:
Cash paid (received) during the period:
Interest paid	$49,059	$49,317	$42,816
Income taxes paid (refunded), net	$19,567	$(65,787)	$2,553
Operating cash outflow from operating leases	$45,979	$43,954	$44,229
Non-cash investing activity:
Capital expenditures included in accounts payable	$(6,867)	$9,567	$2,996
Right-of-use assets obtained in exchange for lease obligations	$53,551	$39,153	$22,799

See accompanying notes to consolidated financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2021	65,472	$6,547	$854,512	$(25,966)	$2,346,439	(5,361)	$(295,208)	$2,458	$2,888,782
Stock option exercises	—	—	757	—	—	58	3,130	—	3,887
Issuance of stock for equity awards, net of forfeitures	—	—	(9,789)	—	—	178	9,789	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(3,408)	—	(3,408)
Amortization of share-based compensation	—	—	13,865	—	—	—	—	—	13,865
Treasury stock purchases	—	—	—	—	—	(386)	(22,901)	—	(22,901)
Total comprehensive income, net of taxes	—	—	—	42,819	122,291	—	—	470	165,580
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(637)	(637)
Balance at December 31, 2022	65,472	$6,547	$859,345	$16,853	$2,468,730	(5,565)	$(308,598)	$2,291	$3,045,168
Stock option exercises	—	—	453	—	—	71	3,755	—	4,208
Issuance of stock for equity awards, net of forfeitures	—	—	(10,776)	—	—	194	10,776	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(58)	(3,908)	—	(3,908)
Amortization of share-based compensation	—	—	14,941	—	—	—	—	—	14,941
Treasury stock purchases	—	—	—	—	—	(1,485)	(112,803)	—	(112,803)
Excise taxes on treasury stock purchases						—	(972)		(972)
Total comprehensive income, net of taxes	—	—	—	18,153	222,935	—	—	(30)	241,058
Return of investment to noncontrolling interests	—	—	—	—	—	—	—	(1,015)	(1,015)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	1,833	—	—	128	7,583	—	9,416
Issuance of stock for equity awards, net of forfeitures	—	—	(12,582)	—	—	208	12,582	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(67)	(5,398)	—	(5,398)
Amortization of share-based compensation	—	—	15,549	—	—	—	—	—	15,549
Treasury stock purchases	—	—	—	—	—	(1,641)	(174,574)	—	(174,574)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,504)	—	(1,504)
Total comprehensive income, net of taxes	—	—	—	36,186	286,707	—	—	189	323,082
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248

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

Effective January 1, 2024, the power generation revenue source within the distribution and services segment (“KDS”) has been broken out from the commercial and industrial and oil and gas revenue sources due to the significance of the power generation market to the Company’s growth. This change had no net impact on overall Company or segment revenues and has been reflected retrospectively for all periods presented.

Accounting Policies

Cash Equivalents. Cash equivalents consist of all short-term, highly liquid investments with maturities of three months or less at date of purchase.

Accounts Receivable. In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provisions for probable uncollectible balances. It is the Company’s opinion that the accounts have no impairment, other than that for which provisions have been made. Included in accounts receivable-trade as of December 31, 2024 and 2023 were $131.9 million and $136.3 million, respectively, of accruals for revenues earned which have not been invoiced as of the end of each year.

Accrued Insurance. The Company’s marine transportation and distribution and services operations are subject to hazards associated with such businesses. The marine transportation business in particular is subject to property damage and casualty risks associated with operating vessels carrying large volumes of bulk liquid and dry cargo in a marine environment. The Company maintains insurance coverage against these hazards with insurance companies subject to a deductible, below which the Company is liable. The Company uses historic experience and actuarial analysis by outside consultants to estimate an appropriate level of accrued insurance liabilities including estimates on individual claims outstanding and an estimated amount for losses that may have occurred but have not been reported to the Company (“IBNR”) or not yet fully developed. If the actual number of claims and magnitude were substantially greater than assumed, the required level of accrued liabilities for claims incurred but not reported or fully developed could be materially understated. Insurance premiums, IBNR losses and incurred claim losses, up to the Company’s deductible for the years ended December 31, 2024, 2023, and 2022, were $47.9 million, $52.5 million, and $39.1 million, respectively.

The Company records receivables from its insurers for incurred claims above the Company’s deductible. If the solvency of the insurers becomes impaired, there could be an adverse impact on the accrued receivables and the availability of insurance. Included in accounts receivable-other as of December 31, 2024 and 2023 were $28.3 million and $29.6 million, respectively, of receivables from insurance companies to cover claims in excess of the Company’s deductible.

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

The following table summarizes the balances of property and equipment – net (in thousands):

	December 31,
	2024	2023
Land	$38,157	$39,567
Marine transportation equipment	5,234,475	5,029,653
Buildings and other equipment	745,897	641,871
Construction in progress	104,679	112,947
	$6,123,208	$5,824,038
Accumulated depreciation	(2,100,242)	(1,962,933)
Property and equipment – net	$4,022,966	$3,861,105

Drydocking on Ocean-Going Vessels. The Company’s ocean-going vessels are subject to regulatory drydocking requirements after certain periods of time to be inspected, have planned major maintenance performed and be recertified by the American Bureau of Shipping (“ABS”). These recertifications generally occur twice in a five-year period. The Company defers the drydocking expenditures incurred on its ocean-going vessels due to regulatory marine inspections by the ABS and amortizes the costs of the shipyard over the period between drydockings, generally 30 or 60 months, depending on the type of major maintenance performed. Drydocking expenditures that extend the life, improve the operating capability, or replace significant components of the vessel are capitalized. The Company recognized amortization of major maintenance costs of $32.6 million, $29.0 million, and $29.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, in costs of sales and operating expenses. Routine repairs and maintenance on ocean-going vessels are expensed as incurred. Interest is capitalized on the construction of new ocean-going vessels. For the years ended December 31, 2024, 2023 and 2022, no interest was capitalized.

Environmental Liabilities. The Company expenses costs related to environmental events as they are incurred or when a loss is considered probable and reasonably estimable.

Goodwill. The excess of the purchase price over the fair value of identifiable net assets acquired in transactions accounted for as a purchase is included in goodwill. The Company conducted its annual goodwill impairment tests at November 30, 2024, 2023, and 2022. The Company will conduct goodwill impairment tests as of November 30 of subsequent years, or whenever events or circumstances indicate that interim impairment testing is necessary. The amount of goodwill impairment, if any, is typically measured based on a combination of projected discounted future operating cash flows using an appropriate discount rate and a market approach for comparable companies. The following table summarizes the changes in goodwill (in thousands):

	Marine Transportation	Distribution and Services	Total
Balance at December 31, 2023 and 2024 (gross)	505,784	560,155	1,065,939
Accumulated impairment and amortization	(237,626)	(389,565)	(627,191)
Balance at December 31, 2023 and 2024	$268,158	$170,590	$438,748

Other Intangibles. Other intangibles include assets for favorable contracts and customer relationships, distributorship and dealership agreements, trade names and non-compete agreements. The following table summarizes the balances of other intangible assets (in thousands):

	December 31,
	2024	2023
Other intangible assets – gross	$182,708	$184,622
Accumulated amortization	(148,302)	(141,695)
Other intangible assets – net	$34,406	$42,927

The costs of intangible assets and liabilities are amortized to expense in a systematic and rational manner over their estimated useful lives. For the years ended December 31, 2024, 2023, and 2022, the amortization expense for intangibles was $8.6 million, $8.1 million, and $7.6 million, respectively. Estimated net amortization expense for amortizable intangible assets for the next five years (2025 – 2029)

is approximately $8.5 million, $6.3 million, $5.0 million, $3.5 million, and $3.5 million, respectively, and $7.6 million thereafter. As of December 31, 2024, the weighted average amortization period for intangible assets was approximately six years.

Revenue Recognition. The majority of marine transportation revenue is derived from term contracts, ranging from one to five years, some of which have renewal options, and the remainder is from spot contracts. The majority of the term contracts, by revenue, are for terms of one year. The Company provides marine transportation services for its customers and, in almost all cases, does not assume ownership of the products it transports. The Company enters into agreements with its customers to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract, however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charter or contracts of affreightment of one year or greater are considered term contract revenues and agreements of less than a year are included in spot contract revenues. Spot contracts typically involve an agreement with a customer to move cargo from a specific origin to a designated destination for a rate generally negotiated at the time the cargo movement takes place. Spot contract rates are typically at the current “market” rate, including fuel, and are subject to market volatility. The Company uses a voyage accounting method of revenue recognition for its marine transportation revenues which allocates voyage revenue based on the percent of the voyage completed during the period. The performance of the service is invoiced as the transaction occurs and payment is required depending on each specific customer’s credit.

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

Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The Company adopted ASU 2023-07 on January 1, 2024 on a retrospective basis and the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

(2) Acquisitions

On December 31, 2024, the Company purchased an inland tank barge from a leasing company for $2.7 million in cash. The Company had been leasing the barge prior to purchase.

On December 30, 2024, the Company purchased three inland tank barges from an undisclosed seller for $9.9 million in cash.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Marine transportation segment:
Inland transportation	$1,553,232	$1,416,483	$1,277,010
Coastal transportation	359,818	305,454	339,957
	$1,913,050	$1,721,937	$1,616,967
Distribution and services segment:
Commercial and industrial	$621,991	$624,581	$576,561
Power generation	484,972	403,576	256,713
Oil and gas	245,863	341,546	334,513
	$1,352,826	$1,369,703	$1,167,787

The Company’s revenue is measured based on consideration specified in its contracts with its customers. The Company recognizes revenue over time as it provides services to its customers, or at the point in time that control over a part or product transfers to its customer.

Contract Assets and Liabilities. Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the years ended December 31, 2024, 2023, and 2022, that were included in the opening contract liability balances were $113.8 million, $84.0 million and $61.7 million, respectively. The Company has recognized all contract liabilities within the deferred revenues financial statement caption on the balance sheet. The Company did not have any contract assets at December 31, 2024 or December 31, 2023. The Company applies the practical expedient that allows non-disclosure of information about remaining performance obligations that have original expected durations of one year or less.

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

Distribution and Services — Provides after-market services and genuine replacement parts for engines, transmissions, reduction gears and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

The Company’s two reportable business segments are managed separately by the Company’s CODM, its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on assets of each segment with one another.

Intersegment revenues, based on market-based pricing, of KDS from the marine transportation segment (“KMT”) of $26.1 million, $39.8 million, and $31.9 million in 2024, 2023, and 2022, respectively, as well as the related intersegment profit of $2.6 million, $4.0 million, and $3.2 million in 2024, 2023, and 2022, respectively, have been eliminated from the tables below.

The following tables set forth by reportable segment the revenues, income or loss, depreciation and amortization, capital expenditures and total assets attributable to the principal activities of the Company (in thousands):

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024			2023			2022
	KMT	KDS	Total	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$1,913,050	$1,352,826	$3,265,876	$1,721,937	$1,369,703	$3,091,640	$1,616,967	$1,167,787	$2,784,754

Less:
Costs of sales and operating expenses	1,188,794	1,008,008	2,196,802	1,136,526	1,040,905	2,177,431	1,146,657	913,624	2,060,281
Administrative payroll expense	76,578	89,512	166,090	75,829	89,052	164,881	71,054	81,763	152,817
Taxes, other than on income	26,476	8,329	34,805	27,602	7,051	34,653	28,235	6,708	34,943
Depreciation and amortization	197,347	35,448	232,795	184,225	19,842	204,067	177,551	16,776	194,327
Other segment items (a)	60,479	102,927	163,406	58,812	98,372	157,184	57,286	81,879	139,165
Segment operating income	$363,376	$108,602	$471,978	$238,943	$114,481	$353,424	$136,184	$67,037	$203,221

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(18,785)			(23,341)			(18,614)
Impairments			(56,303)			—			—
Gain on disposition of assets			2,207			5,009			8,279
Operating income			$399,097			$335,092			$192,886
Other income			12,795			11,041			16,677
Interest expense			(49,129)			(52,008)			(44,588)
Earnings before taxes on income			$362,763			$294,125			$164,975

(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization:
Marine transportation	$197,347	$184,225	$177,551
Distribution and services	35,448	19,842	16,776
Other	7,527	7,089	7,116
	$240,322	$211,156	$201,443
Capital expenditures:
KMT	$247,768	$255,411	$147,170
KDS	85,437	140,769	21,713
Other	9,455	5,550	3,723
	$342,660	$401,730	$172,606

	December 31,
	2024	2023
Total assets:
KMT	$4,578,616	$4,454,931
KDS	1,115,781	1,156,384
Other	157,555	110,882
	$5,851,952	$5,722,197

The following table presents the details of “Other” total assets (in thousands):

	December 31,
	2024	2023
General corporate assets	$154,655	$108,306
Investment in affiliates	2,900	2,576
	$157,555	$110,882

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$—	$—	$44,000	$44,000
Term Loan due July 29, 2027 (a)	70,000	70,000	170,000	170,000
4.2% senior notes due March 1, 2028	500,000	491,923	500,000	475,920
3.46% senior notes due January 19, 2033	60,000	52,956	60,000	49,955
3.51% senior notes due January 19, 2033	240,000	212,650	240,000	200,698
Credit Line due June 30, 2026	—	—	—	—
Bank notes payable	8,226	8,226	8,068	8,068
	878,226	835,755	1,022,068	948,641
Unamortized debt discounts and issuance costs (b)	(3,278)	—	(5,473)	—
	$874,948	$835,755	$1,016,595	$948,641

(a)
Variable interest rate of 5.6% and 6.8% at December 31, 2024 and 2023, respectively.
(b)
Excludes $1.0 million attributable to the 2027 Revolving Credit Facility included in other assets at December 31, 2024.

The aggregate payments due on the long-term debt in each of the next five years were as follows (in thousands):

2025	$8,226
2026	—
2027	70,000
2028	500,000
2029	—
Thereafter	300,000
$878,226

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

On July 29, 2022, the Company entered into a new credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. The 2027 Credit Agreement replaced the 2024 Credit Agreement. In conjunction with entering into the 2027 Credit Agreement, on July 29, 2022, the Company borrowed $35 million under the 2027 Revolving Credit Facility and $250 million under the 2027 Term Loan to repay borrowings under the 2024 Term Loan. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term

Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $500 million as of December 31, 2024.

The 2027 Term Loan is repayable in quarterly installments, with no repayments until March 31, 2027, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable upon maturity, assuming no prepayment. The 2027 Term Loan is prepayable, in whole or in part, without penalty. The 2027 Credit Agreement provides for a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate calculated with reference to the prime rate quoted by The Wall Street Journal, the Federal Reserve Bank of New York Rate plus 0.5%, or the adjusted SOFR rate for a one month interest period plus 1.0%, among other factors (the “Alternate Base Rate”). The interest rate varies with the Company’s credit rating and is currently 137.5 basis points over SOFR or 37.5 basis points over the Alternate Base Rate. The 2027 Credit Agreement contains certain financial covenants including an interest coverage ratio and debt-to-capitalization ratio. In addition to financial covenants, the 2027 Credit Agreement contains covenants that, subject to exceptions, restrict debt incurrence, mergers and acquisitions, sales of assets, dividends and investments, liquidations and dissolutions, capital leases, transactions with affiliates, and changes in lines of business. The 2027 Credit Agreement specifies certain events of default, upon the occurrence of which the maturity of the outstanding loans may be accelerated, including the failure to pay principal or interest, violation of covenants and default on other indebtedness, among other events. Borrowings under the 2027 Credit Agreement may be used for general corporate purposes including acquisitions. The 2027 Revolving Credit Facility includes a $25 million commitment which may be used for standby letters of credit.

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

The Company has a $15.0 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. The Credit Line allows the Company to borrow at an interest rate agreed to by Bank of America and the Company at the time each borrowing is made or continued. The Company had no borrowings outstanding under the Credit Line as of December 31, 2024. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of December 31, 2024.

The Company also had $8.2 million and $8.1 million of short-term unsecured loans outstanding, as of December 31, 2024 and 2023, respectively, related to its Colombia operations.

As of December 31, 2024, the Company was in compliance with all covenants under its debt instruments.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

2025	$42,202
2026	38,115
2027	30,263
2028	22,860
2029	12,483
Thereafter	76,621
Total lease payments	222,544
Less: imputed interest	(38,647)
Operating lease liabilities	$183,897

The following table summarizes lease costs (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$45,844	$42,821	$42,319
Variable lease cost	1,936	2,376	1,780
Short-term lease cost	38,991	30,005	25,365
Sublease income	(3,396)	(3,223)	(305)
Total lease cost	$83,375	$71,979	$69,159

The following table summarizes other supplemental information about the Company’s operating leases:

	December 31,
	2024	2023	2022
Weighted average discount rate	4.6%	4.4%	4.1%
Weighted average remaining lease term	8 years	9 years	9 years

(7) Impairments

During the fourth quarter of 2024, the Company recognized a $56.3 million non-cash impairment charge in the KDS segment primarily associated with conventional diesel fracturing equipment inventory. Based on the current market conditions and its view on the industry outlook, including decreased customer demand for conventional diesel fracturing equipment driven by an industry-wide shift to electric fracturing equipment, the Company determined that certain inventory had limited commercial opportunity, and the cost of these inventories exceeded its net realizable value. The Company determined the net realizable value of the inventory using a combination of the cost and market approaches.

(8) Stock Award Plans

The Company has share-based compensation plans which are described below. The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Compensation cost	$15,549	$14,941	$13,865
Income tax benefit	$3,716	$3,616	$3,533

The Company has an employee stock award plan for selected officers and other key employees which provides for the issuance of RSUs, stock options, restricted stock awards, and performance awards. Restricted stock and RSUs generally vest ratably over five years, however, the plan includes a provision for the continued vesting of unvested stock options and RSUs for employees who meet certain years of service and age requirements at the time of their retirement. The provision results in shorter expense accrual periods on stock options and RSUs granted to employees who are nearing retirement and meet the service and age requirements. At December 31, 2024, there were 1,892,334 shares available for future grants under the Plan.

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

The following is a summary of the stock option activity under the employee plan described above:

	Outstanding Non-Qualified or Nonincentive Stock Option Awards	Weighted Average Exercise Price
Outstanding at December 31, 2023	255,245	$74.00
Exercised	(124,397)	$74.35
Expired	—	$—
Outstanding at December 31, 2024	130,848	$73.66

The following table summarizes information about the Company’s outstanding and exercisable stock options under the employee plan at December 31, 2024:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregated Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregated Intrinsic Value (in thousands)
$73.29	70,038	1.1	$73.29		70,038	$73.29
$73.93	54,879	0.5	$73.93		54,879	$73.93
$75.50	5,931	—	$75.50		5,931	$75.50
$73.29 – $75.50	130,848	1.6	$73.66	$4,206	130,848	$73.66	$4,206

There were no unvested restricted stock awards under the employee plan at December 31, 2024 and 2023 and no restricted stock awards were granted under the employee plan during 2024, 2023, and 2022.

The following is a summary of RSU activity under the employee plan described above:

	Unvested RSUs	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance at December 31, 2023	554,604	$64.61
Granted	167,290	$84.12
Vested	(192,585)	$63.06
Forfeited	(13,930)	$68.08
Nonvested balance at December 31, 2024	515,379	$71.43

The weighted average grant date fair value of RSUs granted for the years ended December 31, 2024, 2023, and 2022 was $84.12, $72.23, and $66.13, respectively.

During January 2025, the Company granted 126,500 RSUs to selected officers and other key employees under its employee stock award plan, which all vest ratably over five years.

The Company has a stock award plan for nonemployee directors of the Company which provides for the issuance of stock options and restricted stock. The director plan provides for automatic grants of restricted stock to nonemployee directors after each annual meeting of stockholders. In addition, the director plan allows for the issuance of stock options or restricted stock in lieu of cash for all or part of the annual director fee at the option of the director. The exercise prices for all options granted under the plan are equal to the fair market value per share of the Company’s common stock on the date of grant. The terms of the options are ten years. The restricted stock issued after each annual meeting of stockholders vests six months after the date of grant. Options granted and restricted stock issued in lieu of cash director fees vest in equal quarterly increments during the year to which they relate. At December 31, 2024, 354,736 shares were available for future grants under the director plan. The director stock award plan is intended as an incentive to attract and retain qualified independent directors.

The following is a summary of the stock option activity under the director plan described above:

	Outstanding Non-Qualified or Nonincentive Stock Option Awards	Weighted Average Exercise Price
Outstanding at December 31, 2023	30,345	$90.57
Exercised	(21,865)	$94.80
Expired	—	$—
Outstanding at December 31, 2024	8,480	$79.67

The following table summarizes information about the Company’s outstanding and exercisable stock options under the director plan at December 31, 2024:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$70.65	3,188	0.9	$70.65		3,188	$70.65
$84.90	2,652	1.4	$84.90		2,652	$84.90
$85.30	2,640	1.0	$85.30		2,640	$85.30
$70.65 – $85.30	8,480	3.3	$79.67	$222	8,480	$79.67	$222

The following is a summary of the restricted stock award activity under the director plan described above:

	Unvested Restricted Stock Award Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested balance at December 31, 2023	620	$72.65
Granted	14,624	$109.99
Vested	(15,244)	$108.47
Nonvested balance at December 31, 2024	—	$—

The weighted average grant date fair value of restricted stock awards granted under the director plan for the years ended December 31, 2024, 2023, and 2022 were $109.99, $72.67, and $64.61, respectively.

The total intrinsic value of all stock options exercised under all of the Company’s plans was $5.4 million, $1.5 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total fair value of all the restricted stock vestings under all of the Company’s plans was $1.9 million, $2.5 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The actual tax benefit realized for tax deductions from restricted stock vestings was $0.4 million, $0.6 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The total fair value of all the RSU vestings under the Company’s employee plan was $15.4 million, $10.9 million, and $9.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The actual tax benefit realized for tax deductions from RSU vestings was $3.7 million, $2.6 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, there was $14.6 million of unrecognized compensation cost related to nonvested RSUs and none related to restricted stock. The RSUs are expected to be recognized over a weighted average period of approximately 2.7 years.

There were no stock options granted under the employee plan during the years ended December 31, 2024, 2023, and 2022. The weighted average per share fair value of stock options granted under the director plan during the year ended December 31, 2023 was $32.33 and the fair value of the stock options was $0.1 million. There were no stock options granted under the director plan during the years ended December 31, 2024 and 2022. The Company currently uses treasury stock shares for restricted stock grants, RSU vestings, and stock option exercises. The fair value of each stock option was determined using the Black-Scholes option pricing model.

The key input variables used in valuing the stock options granted in 2023 were as follows:

Year Ended December 31,
2023
Dividend yield	None
Average risk-free interest rate	3.7%
Stock price volatility	35%
Estimated option term	7 years

(9) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Earnings (loss) before taxes on income:
United States	$363,563	$293,011	$164,590
Foreign	(800)	1,114	385
	$362,763	$294,125	$164,975

Provision (benefit) for taxes on income:
U.S. Federal:
Current	$36,520	$(41)	$513
Deferred	41,548	61,205	34,980
	$78,068	$61,164	$35,493
U.S. State:
Current	$7,886	$5,498	$3,793
Deferred	(10,160)	4,093	2,802
	$(2,274)	$9,591	$6,595
Foreign:
Current	$73	$465	$126
	$73	$465	$126
Consolidated:
Current	$44,479	$5,922	$4,432
Deferred	31,388	65,298	37,782
	$75,867	$71,220	$42,214

In April 2023, the Company received a federal income tax refund of $70.4 million plus accrued interest.

Tax reform legislation in Louisiana was signed in December 2024 that included reducing the corporate income tax rate from 7.5% to 5.5% effective January 1, 2025. As a result of the new legislation, the Company recognized a one-time deferred tax benefit of $10.9 million in the 2024 fourth quarter due to the remeasurement of the Company’s Louisiana and U.S. deferred tax assets and liabilities based on the new effective Louisiana state income tax rate.

The Company’s provision (benefit) for taxes on income varied from the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2024	2023	2022
United States income tax statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	(0.5)	2.6	3.1
Other – net	0.4	0.6	1.5
	20.9%	24.2%	25.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$1,492	$1,549
Inventory	20,872	10,500
Insurance accruals	5,523	6,077
Deferred compensation	5,718	11,441
Unrealized gain on defined benefit plans	(19,900)	(9,982)
Goodwill and other intangibles	26,888	39,719
Operating loss carryforwards	21,369	52,082
Retirement benefits	1,801	3,548
Other	20,178	13,467
	83,941	128,401
Valuation allowances	(13,667)	(22,073)
	70,274	106,328
Deferred tax liabilities:
Property	(717,808)	(695,233)
Deferred state taxes	(78,633)	(90,457)
Other	(13,305)	(17,195)
	(809,746)	(802,885)
	$(739,472)	$(696,557)

During 2024, the Company generated federal taxable income which was partially offset by federal net operating loss carryforwards. The Company had no federal operating loss deferred tax assets at December 31, 2024. The Company had federal operating loss deferred tax assets of $19.8 million at December 31, 2023.

The Company had state operating loss deferred tax assets of $16.6 million and $27.2 million at December 31, 2024 and 2023, respectively. The valuation allowance for state deferred tax assets as of December 31, 2024 and 2023 was $8.9 million and $17.0 million, respectively, related to the Company’s state net operating loss carryforwards based on the Company’s determination that it is more likely than not that the deferred tax assets will not be realized. Expiration of these state net operating loss carryforwards vary by state through 2031 and none will expire in fiscal 2025.

As of December 31, 2024 and 2023, the Company had a Canadian net operating loss carryforward of $4.7 million which expires between 2037 and 2044. A full valuation allowance has been provided for this asset.

The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state jurisdictions. During the first quarter of 2023, the Internal Revenue Service (“IRS”) communicated to the Company that it had completed its examination of the Company’s federal income tax returns for the years 2013 through 2020. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2018 through 2023 tax years.

As of December 31, 2024, the Company has provided a liability of $1.2 million for unrecognized tax benefits related to various income tax issues which includes interest and penalties. The amount that would impact the Company’s effective tax rate, if recognized, is $1.0 million, with the difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate being primarily related to the federal tax benefit of state income tax items. It is not reasonably possible to determine if the liability for unrecognized tax benefits will significantly change prior to December 31, 2025 due to the uncertainty of possible examination results.

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$648	$662	$737
Additions based on tax positions related to the current year	393	—	13
Additions for tax positions of prior years	494	—	66
Reductions for tax positions of prior years	—	(14)	(154)
Settlements	(606)	—	—
Balance at end of year	$929	$648	$662

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company had $0.2 million of accrued liabilities for the payment of interest and penalties at both December 31, 2024 and 2023.

(10) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net earnings attributable to Kirby	$286,707	$222,935	$122,291
Undistributed earnings allocated to restricted shares	(37)	(62)	(33)
Earnings available to Kirby common stockholders — basic	286,670	222,873	122,258
Undistributed earnings allocated to restricted shares	37	62	33
Undistributed earnings reallocated to restricted shares	(36)	(62)	(33)
Earnings available to Kirby common stockholders — diluted	$286,671	$222,873	$122,258

Shares outstanding:
Weighted average common stock issued and outstanding	57,954	59,548	60,055
Weighted average unvested restricted stock	(7)	(17)	(17)
Weighted average common stock outstanding — basic	57,947	59,531	60,038
Dilutive effect of stock options and restricted stock units	408	326	291
Weighted average common stock outstanding — diluted	58,355	59,857	60,329

Net earnings per share attributable to Kirby common stockholders:
Basic	$4.95	$3.74	$2.04
Diluted	$4.91	$3.72	$2.03

Diluted earnings per share was computed using the treasury stock method. Certain outstanding options to purchase approximately 33,000, and 381,000 shares of common stock were excluded in the computation of diluted earnings per share as of December 31, 2023, and 2022, respectively, as such stock options would have been antidilutive. No options were antidilutive at December 31, 2024. No RSUs were antidilutive at December 31, 2024, 2023 and 2022.

(11) Inventories

The following table presents the details of inventories — net (in thousands):

	December 31,
	2024	2023
Finished goods	$328,540	$351,050
Work in process	65,358	103,339
	$393,898	$454,389

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. (“Higman”), the Company assumed Higman’s pension plan (the “Higman Pension Plan”) for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman Pension Plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions to the Higman Pension Plan of $1.7 million, $8.2 million and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The aggregate fair value of plan assets of the Company’s pension plans was $411.4 million and $375.9 million at December 31, 2024 and 2023, respectively. Pension assets were allocated among asset categories as follows:

	December 31,		Current Minimum, Target and Maximum
Asset Category	2024	2023	Allocation Policy
U.S. equity securities	51%	51%	45%	— 50%	— 55%
International equity securities	18	20	12%	— 20%	— 28%
Debt securities	31	29	20%	— 30%	— 40%
Cash and cash equivalents	—	—	0%	— 0%	— 0%
	100%	100%

There were no investments within Level 3 of the valuation hierarchy at December 31, 2024 and 2023. All other plan assets are invested in common collective trusts and valued using the net asset value per share practical expedient and therefore not valued within the valuation hierarchy.

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

The Company makes various assumptions when determining defined benefit plan costs including, but not limited to, the current discount rate and the expected long-term return on plan assets. Discount rates are determined annually and are based on a yield curve that consists of a hypothetical portfolio of high quality corporate bonds with maturities matching the projected benefit cash flows. The Company assumed that plan assets would generate a long-term rate of return of 6.75% in both 2024 and 2023. The Company developed its expected long-term rate of return assumption by evaluating input from investment consultants comparing historical returns for various asset classes with its actual and targeted plan investments. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation.

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. The Company’s pension plan funding was 132% of the pension plans’ accumulated benefit obligation at December 31, 2024, including both the Kirby Pension Plan and the Higman Pension Plan.

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

The following table presents the change in benefit obligation and plan assets for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$342,749	$339,509	$814	$833	$415	$432
Service cost	3,395	3,695	—	—	—	—
Interest cost	17,179	18,356	39	43	20	22
Actuarial (gain) loss	(26,541)	13,241	(33)	91	(3)	65
Gross benefits paid	(15,572)	(32,052)	(68)	(153)	(36)	(104)
Benefit obligation at end of year	$321,210	$342,749	$752	$814	$396	$415

Accumulated benefit obligation at end of year	$310,714	$326,987	$752	$814	$396	$415

Weighted-average assumption used to determine benefit obligation at end of year
Discount rate (a)	5.7%	5.1%/5.2%	5.7%	5.1%	5.7%	5.1%
Rate of compensation increase	Service-based table	Service-based table	—	—	—	—
Health care cost trend rate
Initial rate	—	—	—	—	6.75%	6.25%
Ultimate rate	—	—	—	—	5.0%	5.0%
Years to ultimate	—	—	—	—	2032	2029

Change in plan assets
Fair value of plan assets at beginning of year	$375,917	$341,061	$—	$—	$—	$—
Actual return on plan assets	49,450	58,734	—	—	—	—
Employer contribution	1,654	8,174	68	153	36	104
Gross benefits paid	(15,572)	(32,052)	(68)	(153)	(36)	(104)
Fair value of plan assets at end of year	$411,449	$375,917	$—	$—	$—	$—

(a)
The 2024 discount rate was 5.7% for both the Kirby Pension Plan and the Higman Pension Plan. The 2023 discount rate was 5.1% for the Kirby Pension Plan and 5.2% for the Higman Pension Plan.

During the years ending December 31, 2024 and 2023, actual returns on plan assets performed better than expected which improved the funding positions.

The following table presents the funded status and amounts recognized in the Company’s consolidated balance sheet for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2024	2023	2024	2023	2024	2023
Funded status at end of year
Fair value of plan assets	$411,449	$375,917	$—	$—	$—	$—
Benefit obligations	(321,210)	(342,749)	(752)	(814)	(396)	(415)
Funded status and amount recognized at end of year	$90,239	$33,168	$(752)	$(814)	$(396)	$(415)

Amounts recognized in the consolidated balance sheets
Noncurrent asset	93,023	42,698	—	—	—	—
Current liability	—	—	(105)	(106)	(47)	(46)
Long-term liability	(2,784)	(9,530)	(647)	(708)	(349)	(369)

Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$(96,817)	$(48,033)	$327	$391	$(1,613)	$(1,890)
Prior service cost (credit)	—	—	—	—	—	—
Accumulated other compensation income	$(96,817)	$(48,033)	$327	$391	$(1,613)	$(1,890)

The following table presents the expected cash flows for the Company’s defined benefit plans and postretirement benefit plan (in thousands):

	Pension Benefits				Other Postretirement Benefits
	Pension Plans		SERP		Postretirement Welfare Plan
	2024	2023	2024	2023	2024	2023
Expected employer contributions
First year	$1,480	$1,770	$—	$—	$—	$—

Expected benefit payments (gross)
Year one	$17,765	$16,696	$108	$108	$48	$47
Year two	18,247	17,513	102	103	47	46
Year three	19,056	18,169	97	98	45	44
Year four	19,656	19,096	91	93	43	43
Year five	20,356	19,860	85	88	40	41
Next five years	109,082	108,717	314	337	163	167

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans			SERP
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service cost	$3,395	$3,695	$6,538	$—	$—	$—
Interest cost	17,179	18,356	14,779	39	43	29
Expected return on plan assets	(24,885)	(22,910)	(28,399)	—	—	—
Amortization of actuarial (gain) loss	(2,330)	—	34	32	23	30
Net periodic benefit cost	(6,641)	(859)	(7,048)	71	66	59

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Current year actuarial (gain) loss	(51,114)	(22,583)	(58,015)	(32)	91	(74)
Recognition of actuarial (gain) loss	2,330	—	(34)	(32)	(23)	(30)
Total recognized in other comprehensive income	(48,784)	(22,583)	(58,049)	(64)	68	(104)

Total recognized in net periodic benefit cost and other comprehensive income	$(55,425)	$(23,442)	$(65,097)	$7	$134	$(45)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate (a)	5.1%/5.2%	5.5%	3.0% / 3.1%	5.1%	5.5%	3.0%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%	—	—	—
Rate of compensation increase	Service-based table	Service-based table	Service-based table	—	—	—

(a)
The 2024 discount rate for benefit cost is 5.1% for the Kirby Pension Plan and 5.2% for the Higman Pension Plan. The 2023 discount rate for benefit cost is 5.5% for both the Kirby Pension Plan and the Higman Pension Plan.

The components of net periodic benefit cost and other changes in benefit obligations recognized in other comprehensive income for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	2024	2023	2022
Components of net periodic benefit cost
Interest cost	$20	$22	$17
Amortization of actuarial gain	(280)	(344)	(394)
Net periodic benefit cost	(260)	(322)	(377)

Other changes in benefit obligations recognized in other comprehensive income
Current year actuarial loss (gain)	(3)	65	(58)
Recognition of actuarial gain	280	344	394
Total recognized in other comprehensive income	277	409	336

Total recognized in net periodic benefit cost and other comprehensive income	$17	$87	$(41)

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.1%	5.5%	3.0%
Health care cost trend rate:
Initial rate	6.25%	6.50%	6.25%
Ultimate rate	5.0%	5.0%	5.0%
Years to ultimate	2029	2029	2027

The Company also contributes to a multiemployer pension plan pursuant to a collective bargaining agreement which covers certain vessel crew members of its coastal operations and expires on April 30, 2027. The Company began participation in the Seafarers Pension Trust (“SPT”) with the Penn Maritime, Inc. acquisition on December 14, 2012.

Contributions to the SPT are made currently based on a per day worked basis and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2024 and 2023, the Company made contributions of $0.7 million and $0.4 million, respectively, to the SPT. The Company’s contributions to the SPT did not exceed 5% of total contributions to the SPT in 2023. Total contributions for 2024 are not yet available. The Company did not pay any material surcharges in 2024 and 2023.

The federal identification number of the SPT is 13-6100329 and the Certified Zone Status is Green at December 31, 2023. The Company’s future minimum contribution requirements under the SPT are unavailable because actuarial reports for the 2024 plan year are not yet complete and such contributions are subject to negotiations between the employers and the unions. The SPT was not in endangered or critical status for the 2023 plan year, the latest period for which a report is available, as the funded status was in excess of 100%. Based on the most recent communication from the SPT, there would be no withdrawal liability if the Company chose to withdraw from the SPT although the Company currently has no intention of terminating its participation in the SPT.

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

Contributions to the CPF are made currently based on a fixed hourly rate for each hour worked or paid basis (in some cases contributions are made as a percentage of gross pay) and charged to expense as incurred and included in costs of sales and operating expenses in the consolidated statement of earnings. During 2024 and 2023, the Company made contributions of $0.6 million in each year to the CPF. Total contributions for the 2024 plan year are not yet available. The Company did not pay any material surcharges in 2024 and 2023.

The federal identification number of the CPF is 36-6052390 and the Certified Zone Status is Green at January 31, 2024. The Company’s future minimum contribution requirements under the CPF are unavailable because actuarial reports for the 2024 plan year, which ended January 31, 2024, are not yet complete and such contributions are subject to negotiations between the employers and the unions. The CPF was not in endangered or critical status for the 2023 plan year, ending January 31, 2024, the latest period for which a report is available, as the funded status was 108%. There would be no withdrawal liability if the Company chose to withdraw from the CPF although the Company currently has no intention of terminating its participation in the CPF.

In addition to the defined benefit plans, the Company sponsors various defined contribution plans for substantially all employees. The aggregate contributions to the plans were $31.6 million, $26.9 million, and $27.9 million in 2024, 2023, and 2022, respectively.

(13) Other Comprehensive Income (Loss)

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2024			2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(2,578)	$652	$(1,926)	$(321)	$78	$(243)	$(330)	$81	$(249)
Actuarial gain	51,149	(12,180)	38,969	22,438	(5,467)	16,971	58,147	(14,030)	44,117
Foreign currency translation adjustments	(857)	—	(857)	1,425	—	1,425	(1,049)	—	(1,049)
Total	$47,714	$(11,528)	$36,186	$23,542	$(5,389)	$18,153	$56,768	$(13,949)	$42,819

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

On October 13, 2016, the Company, as a successor to Hollywood Marine, Inc. (“Hollywood Marine”), was issued a General Notice under CERCLA by the EPA in which it was named as a PRP for liabilities associated with the SBA Shipyard Site located near Jennings, Louisiana (the “Site”). The Site was added to the EPA’s National Priorities List of sites under CERCLA in September 2016. SBA used the facility for construction, repair, retrofitting, sandblasting, and cleaning and painting of barges beginning in 1965. Three barge slips and a dry dock are located off the Mermentau River. The slips were used to dock barges during cleaning or repair. In 2001, a group of PRPs that had been former customers of the SBA Shipyard facility formed an organization called the SSIC Remediation, LLC (hereinafter, “the PRP Group Companies”) to address removal actions at the Site. In 2002, EPA approved an Interim Measures/Removal

Action of Hazardous/Principal Threat Wastes at SBA Shipyards, Inc. (pursuant to RCRA Section 3008(h)) that was proposed by SBA Shipyard and the PRP Group Companies. Interim removal activities were conducted from March 2001 through January 2005 under an EPA 2002 Order and Agreement. In September 2012, the Louisiana Department of Environmental Quality requested EPA address the Site under CERCLA authority. The Company, as a successor to Hollywood Marine, joined the PRP Group Companies. The PRP Group Companies have submitted a draft Study work plan to EPA for their review and comment. Higman was named as a PRP in connection with its activities at the Site but is not currently a participant in the PRP Group Companies, but the PRP Group’s position is under consideration.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32.3 million at December 31, 2024, including $11.6 million in letters of credit and $20.6 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

(15) Related Party Transactions

David W. Grzebinski, Chief Executive Officer of the Company, is a member of the board of directors for ABS, a not-for-profit that provides global classification services to the marine, offshore and gas industries. The Company paid ABS $1.4 million in 2024, $1.5 million in 2023, and $1.3 million in 2022 to perform audits and surveys of the Company’s vessels in the ordinary course of business.

Mr. Grzebinski is a member of the board of directors of UK Protection & Indemnity Association (“UK P&I”), a mutual marine protection and indemnity organization that provides protection and indemnity insurance for third party liabilities and expenses arising from vessel operations. The Company’s marine fleet is insured on a pro rata share basis through UK P&I and Standard Mutual. The Company paid $3.6 million during 2024 in premiums for coverage in the 2024-2025 policy period, $3.6 million during 2023 in premiums for coverage in the 2023-2024 policy period, and $3.4 million in 2022 in premiums for coverage in the 2022-2023 policy period in the ordinary course of business.

Amy D. Husted, Executive Vice President, General Counsel and Secretary of the Company, is a member of the board of directors of Signal Mutual Indemnity Association Ltd (“Signal”), a group self-insurance not-for-profit organization authorized by the U.S. Department of Labor as a longshore worker’s compensation insurance provider. The Company has been a member of Signal since it was established in 1986. The Company paid Signal $0.6 million in 2024, $0.7 million in 2023 and $0.5 million in 2022 in the ordinary course of business.

The husband of Ms. Husted is a partner in the law firm of Clark Hill PLC. The Company paid the law firm $2.6 million in 2024, $0.9 million in 2023, and $1.0 million in 2022 for legal services in connection with matters in the ordinary course of business.

The brother of Christian G. O’Neil, President and Chief Operating Officer, is a partner in the law firm of W. Sean O’Neil Attorney at Law. The Company paid the law firm $0.2 million in 2024, $0.1 million in 2023, and $0.1 million in 2022 for legal services in the ordinary course of business.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

Included in Part III of this report on pages 49 to 78:

Report of Independent Registered Public Accounting Firm (KPMG LLP, Houston, TX, PCAOB ID 185).

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets, December 31, 2024 and 2023.

Consolidated Statements of Earnings, for the years ended December 31, 2024, 2023, and 2022.

Consolidated Statements of Comprehensive Income, for the years ended December 31, 2024, 2023, and 2022.

Consolidated Statements of Cash Flows, for the years ended December 31, 2024, 2023, and 2022.

Consolidated Statements of Stockholders’ Equity, for the years ended December 31, 2024, 2023, and 2022.

Notes to Consolidated Financial Statements, for the years ended December 31, 2024, 2023, and 2022.

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

3.2	—	Bylaws of the Company, as amended to April 25, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2022).
3.3	—	Amendment to Bylaws of Kirby Corporation dated April 26, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2024).
4.1	—

See Exhibits 3.1, 3.2 and 3.3 hereof for provisions of the Restated Articles of Incorporation of the Company with all amendments to date and the Bylaws of the Company with all amendments to date (incorporated, respectively, by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 28, 2022, and Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2024).

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

10.2†	—

Incentive and Retention Award Agreement of David W. Grzebinski dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.3†	—

Incentive and Retention Award Agreement of Christian G. O’Neil dated February 25, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2021).

10.4†	—	Annual Incentive Plan Guidelines for 2024 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.5†*	—	Annual Incentive Plan Guidelines for 2025.
10.6†	—	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).

Exhibit
Number		Description of Exhibit
10.7†	—	2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2021).
10.8†	—	Nonemployee Director Compensation Program effective April 24, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
10.9†	—	Nonemployee Director Compensation Program effective January 29, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
10.10†	—

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

10.15†*	—	Change of Control Agreement by and between Kirby Corporation and Scott P. Miller dated May 16, 2022.
10.16†	—

Amendment to Change of Control Agreement by and between Kirby Corporation and David W. Grzebinski dated March 6, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2023).

10.17†	—

Amendment to Change of Control Agreement by and between Kirby Corporation and Raj Kumar dated March 6, 2023 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2023).

10.18†	—

Amendment to Change of Control Agreement by and between Kirby Corporation and Christian G. O’Neil dated March 6, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2023).

10.19†*	—	Amendment to Change of Control Agreement by and between Kirby Corporation and Amy D. Husted dated January 29, 2025.
10.20†*	—	Amendment to Change of Control Agreement by and between Kirby Corporation and Scott P. Miller dated January 29, 2025.
10.21†*	—	Form of Long-Term Performance Award Agreement.
19.1*	—	Insider Trading Policy.
19.2*	—	Supplemental Insider Trading Policy.
21.1*	—	Consolidated Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2*	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32*	—	Certification Pursuant to 18 U.S.C. Section 1350 (As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).
97	—	Kirby Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	—	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase documents
104*	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD J. ALARIO	Chairman of the Board and Director	February 18, 2025
Richard J. Alario

/s/ DAVID W. GRZEBINSKI	Chief Executive Officer	February 18, 2025
David W. Grzebinski	and Director
(Principal Executive Officer)

/s/ RAJ KUMAR	Executive Vice President and	February 18, 2025
Raj Kumar	Chief Financial Officer
(Principal Financial Officer)

/s/ RONALD A. DRAGG	Vice President, Controller and	February 18, 2025
Ronald A. Dragg	Assistant Secretary
(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director	February 18, 2025
Anne-Marie N. Ainsworth

/s/ TANYA S. BEDER	Director	February 18, 2025
Tanya S. Beder

/s/ BARRY E. DAVIS	Director	February 18, 2025
Barry E. Davis

/s/ SUSAN W. DIO	Director	February 18, 2025
Susan W. Dio

/s/ RICHARD R. STEWART	Director	February 18, 2025
Richard R. Stewart

/s/ WILLIAM M. WATERMAN	Director	February 18, 2025
William M. Waterman

/s/ SHAWN D. WILLIAMS	Director	February 18, 2025
Shawn D. Williams