Form 10-Q
period 2025-03-31
KIRBY CORP
filed 2025-05-12
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, 56.1 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,078	$74,444
Accounts receivable:
Trade – less allowance for doubtful accounts	505,617	489,857
Other	48,003	46,888
Inventories – net	434,706	393,898
Prepaid expenses and other current assets	62,876	63,472
Total current assets	1,102,280	1,068,559

Property and equipment	6,310,311	6,123,208
Accumulated depreciation	(2,161,012)	(2,100,242)
Property and equipment – net	4,149,299	4,022,966

Operating lease right-of-use assets	157,903	158,990
Goodwill	438,748	438,748
Other intangibles, net	32,275	34,406
Other assets	134,096	128,283
Total assets	$6,014,601	$5,851,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$7,337	$8,226
Income taxes payable	21,927	25,417
Accounts payable	272,163	251,354
Accrued liabilities	190,412	236,813
Current portion of operating lease liabilities	35,417	35,727
Deferred revenues	171,327	177,216
Total current liabilities	698,583	734,753

Long-term debt, net – less current portion	1,091,032	866,722
Deferred income taxes	741,417	739,472
Operating lease liabilities – less current portion	146,250	148,170
Other long-term liabilities	9,565	9,587
Total long-term liabilities	1,988,264	1,763,951

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	865,007	868,763
Accumulated other comprehensive income – net	69,633	71,192
Retained earnings	3,054,358	2,978,372
Treasury stock – at cost, 9.1 million shares at March 31, 2025 and 8.2 million at December 31, 2024	(669,510)	(573,061)
Total Kirby stockholders’ equity	3,326,035	3,351,813
Noncontrolling interests	1,719	1,435
Total equity	3,327,754	3,353,248
Total liabilities and equity	$6,014,601	$5,851,952

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$476,149	$475,412
Distribution and services	309,510	332,610
Total revenues	785,659	808,022

Costs and expenses:
Costs of sales and operating expenses	512,336	550,681
Selling, general and administrative	95,287	90,206
Taxes, other than on income	8,830	8,044
Depreciation and amortization	63,730	57,642
Gain on disposition of assets	(70)	(74)
Total costs and expenses	680,113	706,499

Operating income	105,546	101,523
Other income	5,334	3,269
Interest expense	(10,537)	(13,151)

Earnings before taxes on income	100,343	91,641
Provision for taxes on income	(24,073)	(21,726)

Net earnings	76,270	69,915
Net (earnings) loss attributable to noncontrolling interests	(284)	153

Net earnings attributable to Kirby	$75,986	$70,068

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.33	$1.20
Diluted	$1.33	$1.19

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net earnings	$76,270	$69,915

Other comprehensive loss, net of taxes:
Pension and postretirement benefits	(1,867)	(395)
Foreign currency translation adjustments	308	—
Total other comprehensive loss, net of taxes	(1,559)	(395)

Total comprehensive income, net of taxes	74,711	69,520
Net (earnings) loss attributable to noncontrolling interests	(284)	153

Comprehensive income attributable to Kirby	$74,427	$69,673

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Cash flows from operating activities:
Net earnings	$76,270	$69,915
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	63,730	57,642
Provision for deferred income taxes	2,570	9,411
Amortization of share-based compensation	7,847	6,408
Amortization of major maintenance costs	7,185	8,345
Other	1,246	1,607
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(122,307)	(30,040)
Net cash provided by operating activities	36,541	123,288

Cash flows from investing activities:
Capital expenditures	(78,687)	(81,047)
Acquisitions of businesses and marine equipment	(97,250)	—
Proceeds from disposition of assets	81	2,412
Net cash used in investing activities	(175,856)	(78,635)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	224,110	43,575
Payment of debt issuance costs	—	(3)
Proceeds from exercise of stock options	262	1,509
Payments related to tax withholding for share-based compensation	(5,949)	(5,284)
Treasury stock purchases	(101,473)	(41,787)
Other	(1,001)	(24)
Net cash provided by (used in) financing activities	115,949	(2,014)
Increase (decrease) in cash and cash equivalents	(23,366)	42,639

Cash and cash equivalents, beginning of year	74,444	32,577
Cash and cash equivalents, end of period	$51,078	$75,216

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$17,711	$21,511
Income taxes paid, net	$24,994	$1,062
Operating cash outflow from operating leases	$11,749	$11,256
Non-cash investing activity:
Capital expenditures included in accounts payable	$(12,011)	$1,590
Right-of-use assets obtained in exchange for lease obligations	$5,516	$5,088

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248
Stock option exercises	—	—	27	—	—	4	235	—	262
Issuance of stock for equity awards, net of forfeitures	—	—	(11,630)	—	—	165	11,630	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(5,949)	—	(5,949)
Amortization of share-based compensation	—	—	7,847	—	—	—	—	—	7,847
Treasury stock purchases	—	—	—	—	—	(1,003)	(101,473)	—	(101,473)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(892)	—	(892)
Total comprehensive income, net of taxes	—	—	—	(1,559)	75,986	—	—	284	74,711
Balance at March 31, 2025	65,472	$6,547	$865,007	$69,633	$3,054,358	(9,104)	$(669,510)	$1,719	$3,327,754

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	319	—	—	19	1,190	—	1,509
Issuance of stock for equity awards, net of forfeitures	—	—	(11,540)	—	—	190	11,540	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(66)	(5,284)	—	(5,284)
Amortization of share-based compensation	—	—	6,408	—	—	—	—	—	6,408
Treasury stock purchases	—	—	—	—	—	(499)	(41,787)	—	(41,787)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(302)	—	(302)
Total comprehensive income, net of taxes	—	—	—	(395)	70,068	—	—	(153)	69,520
Balance at March 31, 2024	65,472	$6,547	$859,150	$34,611	$2,761,733	(7,199)	$(446,393)	$1,093	$3,216,741

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (“Kirby” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain reclassifications have been made to reflect the current presentation of financial information.

(2) Acquisitions

On March 27, 2025, the Company purchased 14 inland tank barges with a total capacity of 364,000 barrels, including four specialty barges, and four high horsepower towboats from an undisclosed seller for $97.3 million in cash. The 14 tank barges, including four specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 14 barges was 16 years.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended March 31,
	2025	2024
Marine transportation segment:
Inland transportation	$392,499	$386,007
Coastal transportation	83,650	89,405
	$476,149	$475,412
Distribution and services segment:
Commercial and industrial	$160,228	$142,624
Power generation	104,502	135,669
Oil and gas	44,780	54,317
	$309,510	$332,610

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the three months ended March 31, 2025 and 2024 that were included in the opening contract liability balances were $60.2 million and $54.4 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets as of March 31, 2025 or December 31, 2024.

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

Distribution and Services Segment (“KDS”) — Provides after-market services and genuine replacement parts for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and control systems, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high-capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

The Company’s two reportable business segments are managed separately by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on invested capital of each segment. Intersegment revenues, based on market-based pricing, of KDS from KMT of $11.1 million for the three months ended March 31, 2025 and $6.6 million for the three months ended March 31, 2024, as well as the related intersegment profit of $1.1 million for the three months ended March 31, 2025 and $0.7 million for the three months ended March 31, 2024, have been eliminated from the tables below.

The following tables set forth the Company’s revenues, depreciation and amortization, and income or loss by reportable segment and total assets (in thousands):

	Three Months Ended March 31,
	2025			2024
	KMT	KDS	Total	KMT	KDS	Total

Revenue from external customers	$476,149	$309,510	$785,659	$475,412	$332,610	$808,022

Less:
Costs of sales and operating expenses	290,987	222,228	513,215	301,262	249,403	550,665
Administrative payroll expense	21,230	24,936	46,166	21,533	23,653	45,186
Taxes, other than on income	6,452	2,353	8,805	6,197	1,828	8,025
Depreciation and amortization	51,672	10,319	61,991	47,849	7,844	55,693
Other segment items (a)	19,224	27,083	46,307	15,588	27,868	43,456
Segment operating income	$86,584	$22,591	$109,175	$82,983	$22,014	$104,997

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(3,699)			(3,548)
Gain on disposition of assets			70			74
Operating income			$105,546			$101,523
Other income			5,334			3,269
Interest expense			(10,537)			(13,151)
Earnings before taxes on income			$100,343			$91,641
(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	March 31, 2025	December 31, 2024
Total assets:
Marine transportation	$4,705,549	$4,578,616
Distribution and services	1,171,285	1,115,781
Other	137,767	157,555
	$6,014,601	$5,851,952

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2025	December 31, 2024
General corporate assets	$134,566	$154,655
Investment in affiliates	3,201	2,900
	$137,767	$157,555

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$225,000	$225,000	$—	$—
Term Loan due July 29, 2027 (a)	70,000	70,000	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	492,833	500,000	491,923
3.46% senior notes due January 19, 2033	60,000	53,409	60,000	52,956
3.51% senior notes due January 19, 2033	240,000	214,417	240,000	212,650
Credit line due June 30, 2026	—	—	—	—
Bank notes payable	7,337	7,337	8,226	8,226
	1,102,337	1,062,996	878,226	835,755
Unamortized debt discounts and issuance costs	(3,968)	—	(3,278)	—
	$1,098,369	$1,062,996	$874,948	$835,755
(a)
Variable interest rate of 5.6% at March 31, 2025 and December 31, 2024.

On July 29, 2022, the Company entered into a credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $275.0 million as of March 31, 2025.

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

The Company has a $15 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of March 31, 2025.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31, 2025	December 31, 2024
2025	$32,360	$42,202
2026	39,140	38,115
2027	31,246	30,263
2028	23,865	22,860
2029	13,482	12,483
Thereafter	78,772	76,621
Total lease payments	218,865	222,544
Less: imputed interest	(37,198)	(38,647)
Operating lease liabilities	$181,667	$183,897

The following table summarizes lease costs (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$11,985	$11,599
Variable lease cost	(15)	578
Short-term lease cost	10,675	8,809
Sublease income	(860)	(830)
	$21,785	$20,156

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31, 2025	December 31, 2024
Weighted average discount rate	4.6%	4.6%
Weighted average remaining lease term	8 years	8 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Compensation cost	$7,847	$6,408
Income tax benefit	$1,883	$1,519

During the three months ended March 31, 2025, the Company granted 131,170 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan that vest ratably over five years. During May 2025, the Company granted 15,384 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision for taxes on income were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Earnings (loss) before taxes on income:
United States	$100,574	$91,654
Foreign	(231)	(13)
	$100,343	$91,641
Provision for taxes on income:
Federal:
Current	$18,166	$10,619
Deferred	1,545	8,082
State and local:
Current	3,337	1,622
Deferred	1,025	1,329
Foreign - current	—	74
	$24,073	$21,726

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net earnings attributable to Kirby	$75,986	$70,068
Undistributed earnings allocated to restricted shares	—	(1)
Earnings available to Kirby common stockholders – basic	75,986	70,067
Undistributed earnings allocated to restricted shares	—	1
Undistributed earnings reallocated to restricted shares	—	(1)
Earnings available to Kirby common stockholders – diluted	$75,986	$70,067

Shares outstanding:
Weighted average common stock issued and outstanding	56,949	58,473
Weighted average unvested restricted stock	—	(1)
Weighted average common stock outstanding – basic	56,949	58,472
Dilutive effect of stock options and restricted stock units	367	347
Weighted average common stock outstanding – diluted	57,316	58,819

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.33	$1.20
Diluted	$1.33	$1.19

Certain outstanding options to purchase approximately 23,000 shares of common stock were excluded in the computation of diluted earnings per share as of March 31, 2024, as such stock options would have been antidilutive. There were no antidilutive stock options as of March 31, 2025. There were no antidilutive RSUs as of March 31, 2025 and 2024.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$353,415	$328,540
Work in process	81,291	65,358
	$434,706	$393,898

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2025.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.3 million to the Higman pension plan during the three months ended March 31, 2025. The Company expects to make additional contributions of $0.9 million during the remainder of 2025.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$605	$874	$—	$—
Interest cost	4,487	4,320	10	10
Expected return on plan assets	(6,809)	(6,219)	—	—
Amortization of actuarial (gain) loss	(2,434)	(473)	7	8
Net periodic benefit cost	$(4,151)	$(1,498)	$17	$18

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended March 31,
	2025	2024
Components of net periodic benefit cost:
Interest cost	$5	$5
Amortization of actuarial gain	(65)	(70)
Net periodic benefit cost	$(60)	$(65)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(2,492)	$625	$(1,867)	$(535)	$140	$(395)
Foreign currency translation	308	—	308	—	—	—
Total	$(2,184)	$625	$(1,559)	$(535)	$140	$(395)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32.8 million at March 31, 2025, including $11.6 million in letters of credit and $21.1 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, COVID-19 or other pandemics, marine accidents, lock delays or closures, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”

Overview

The Company is the nation’s largest domestic tank barge operator transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. In addition, the Company participates in the transportation of dry-bulk commodities in United States coastwise trade. Through KDS, the Company provides after-market services and genuine replacement parts for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and control systems, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high-capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Total revenues	$785,659	$808,022
Net earnings attributable to Kirby	$75,986	$70,068
Net earnings per share attributable to Kirby common stockholders – diluted	$1.33	$1.19
Net cash provided by operating activities	$36,541	$123,288
Capital expenditures	$78,687	$81,047

Cash provided by operating activities for the 2025 first quarter decreased in comparison to the 2024 first quarter primarily due to unfavorable working capital changes. This was related to an increase in inventories in the first quarter of 2025 due to the impact of supply delays in KDS resulting in the buildup of inventory for projects, mainly due to power generation orders, that are scheduled to be delivered later in 2025, partially offset by increased net earnings. For the 2025 first quarter, capital expenditures of $78.7 million included $61.8 million in KMT and $16.9 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2025 will be in the $280 million to $320 million range. Approximately $180 million to $220 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Approximately $100 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased to 24.8% at March 31, 2025 compared to 20.7% at December 31, 2024, primarily due to an increase in debt outstanding. Total equity at March 31, 2025 decreased as compared to December 31, 2024 primarily from treasury stock purchases of $101.5 million, partially offset by net earnings attributable to Kirby of $76.0 million. The Company’s debt outstanding as of March 31, 2025 and December 31, 2024 is detailed in Long-Term Financing below.

Marine Transportation

For the 2025 first quarter, KMT generated 61% of the Company’s revenues compared to 59% for the 2024 first quarter. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	March 31,
	2025	2024
Inland tank barges:
Owned	1,074	1,044
Leased	37	34
Total	1,111	1,078
Barrel capacity (in millions)	24.6	23.8

Active inland towboats (quarter average):
Owned	215	214
Chartered	76	72
Total	291	286

Coastal tank barges:
Owned	28	28
Leased	-	-
Total	28	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	24
Chartered	1	1
Total	24	25

Offshore dry-bulk cargo barges (owned)	3	4
Offshore tugboats and docking tugboat (owned and chartered)	4	5

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

During the 2025 first quarter, the Company purchased 14 inland tank barges, chartered five inland tank barges, and retired two inland tank barges, increasing its capacity by approximately 0.4 million barrels.

KMT revenues for the 2025 first quarter were flat and operating income increased 4% compared to the 2024 first quarter. Revenues were flat in the 2025 first quarter as compared to the 2024 first quarter as higher term and spot market pricing in the inland and coastal markets was offset by lower fuel rebills in both markets and increased shipyards in the coastal market as compared to the 2024 first quarter. The increase in operating income for the 2025 first quarter was primarily due to higher term and spot pricing in the inland and coastal markets, partially offset by higher levels of planned coastal shipyards and increased inland delay days in the 2025 first quarter. The 2025 and 2024 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2025 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For the 2024 first quarter, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2025 and 2024 first quarters. The 2025 and 2024 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays. Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2025 and 2024 first quarters.

During the 2025 first quarter, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. During the 2024 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2025 first quarter represented approximately 61% of inland revenues under term contracts compared with 62% in the 2024 first quarter. During the 2025 first quarter, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. During the 2024 first quarter, approximately 96% of KMT coastal revenues were under term contracts and 4% were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during the 2025 first quarter compared to 98% during the 2024 first quarter. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2025 compared to contracts renewed during the corresponding quarter of 2024:

Three Months Ended
March 31, 2025
Inland market:
Term increase	3% – 5%
Spot increase	6% – 8%
Coastal market (a):
Term increase	24% – 26%
Spot increase	18% – 20%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2025, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts in the 3% to 5% range, excluding fuel.

KMT operating margin was 18.2% for the 2025 first quarter compared to 17.5% for the 2024 first quarter.

Distribution and Services

The Company, through KDS, provides after-market services and genuine replacement parts for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and control systems, and related equipment used in oilfield services, marine, power generation, on-highway, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high-capacity lift trucks, construction equipment and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units, electric power generation equipment, and specialized electrical distribution and control equipment for oilfield service, railroad and other industrial customers.

For the 2025 first quarter, KDS generated 39% of the Company’s revenues, of which 88% were generated from service and parts and 12% from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2025 first quarter decreased 7% and operating income increased 3% compared with the 2024 first quarter. In the commercial and industrial market, revenues and operating income increased compared to the 2024 first quarter as higher business levels in marine repair were partially offset by lower on-highway activity. For the 2025 first quarter, the commercial and industrial market contributed 52% of KDS revenues.

In the power generation market, revenues and operating income decreased compared to the 2024 first quarter as deferred deliveries of equipment due to supply delays impacted 2025 first quarter results. For the 2025 first quarter, the power generation market contributed 34% of KDS revenues.

In the oil and gas market, revenues decreased and operating income increased compared to the 2024 first quarter with revenues impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. Operating income increased in the 2025 first quarter as compared to the 2024 first quarter due to product mix and ongoing cost management initiatives. For the 2025 first quarter, the oil and gas market contributed 14% of KDS revenues.

KDS operating margin was 7.3% for the 2025 first quarter compared to 6.6% for the 2024 first quarter.

Outlook

Overall, the Company expects to deliver improved financial results in 2025. In KMT, barge utilization and customer demand remain favorable and rates continue to increase. In KDS, growth in the power generation market is expected to mostly offset softness in oil and gas markets, and the on-highway service and repair business due to the ongoing trucking recession. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates, tariffs and possible recessionary headwinds as it moves through 2025.

In the inland marine transportation market in 2025, the Company anticipates positive market dynamics due to limited new barge construction. The Company expects barge utilization rates to remain steady for the year with continued improvement in term contract pricing as renewals occur throughout the year. However, the Company continues to see inflationary pressures and there remains an acute mariner shortage in the industry which continues to drive up labor costs. These pressures, along with the increasing cost of equipment, should continue to put upward pressure on spot and term contract prices. In the coastal marine transportation market in 2025, market conditions remain very favorable with steady customer demand. This is expected to keep barge utilization at high levels with improved rates as the availability of equipment is limited across the industry given there are currently no new ATBs under construction.

The Company expects mixed results in KDS in 2025 as near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market are partially offset by increased orders in the power generation market. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair remains soft. In power generation, the Company anticipates continued strong growth in orders as data center demand and the need for backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the transition from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times and supply delays for certain original equipment manufacturer products to continue throughout 2025.

Acquisitions

On March 27, 2025, the Company purchased 14 inland tank barges with a total capacity of 364,000 barrels, including four specialty barges, and four high horsepower towboats from an undisclosed seller for $97.3 million in cash. The 14 tank barges, including four specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 14 barges was 16 years.

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

Financing of these purchases was through borrowings under the Company’s 2027 Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended March 31,
	2025	%	2024	%
Marine transportation	$476,149	61%	$475,412	59%
Distribution and services	309,510	39	332,610	41
	$785,659	100%	$808,022	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Marine transportation revenues	$476,149	$475,412	—

Costs and expenses:
Costs of sales and operating expenses	290,987	301,262	(3)
Selling, general and administrative	40,454	37,121	9
Taxes, other than on income	6,452	6,197	4
Depreciation and amortization	51,672	47,849	8
	389,565	392,429	(1)
Operating income	$86,584	$82,983	4%
Operating margins	18.2%	17.5%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2025 Three Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	50%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	25%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	22%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2025 first quarter were flat and operating income increased 4% compared to the 2024 first quarter. Revenues were flat in the 2025 first quarter as compared to the 2024 first quarter as higher term and spot market pricing in the inland and coastal markets was offset by lower fuel rebills in both markets and increased shipyards in the coastal market as compared to the 2024 first quarter. The increase in operating income for the 2025 first quarter was primarily due to higher term and spot pricing in the inland and coastal markets, partially offset by higher levels of planned coastal shipyards and increased inland delay days in the 2025 first quarter. The 2025 and 2024 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2025 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues. For the 2024 first quarter, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during both the 2025 and 2024 first quarters. The 2025 and 2024 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays. Coastal tank barge utilization levels averaged in the mid to high 90% range during both the 2025 and 2024 first quarters.

The petrochemical market, which is the Company’s largest market, contributed 50% of KMT revenues for the 2025 first quarter reflecting steady rates, volumes and utilization from Gulf Coast petrochemical plants as compared to the 2024 first quarter.

The black oil market, which contributed 25% of KMT revenues for the 2025 first quarter reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2025 first quarter, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 22% of KMT revenues for the 2025 first quarter, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2024 first quarter.

The agricultural chemical market, which contributed 3% of KMT revenues for the 2025 first quarter reflected stable demand for transportation of both domestically produced and imported products as compared to the 2024 first quarter.

For the 2025 first quarter, inland operations incurred 4,029 delay days, 15% more than the 3,507 delay days that occurred during the 2024 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2025 and 2024 first quarters.

During the 2025 first quarter, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. During the 2024 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2025 first quarter represented approximately 61% of inland revenues under term contracts compared with 62% in the 2024 first quarter. During the 2025 first quarter, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. During the 2024 first quarter, approximately 96% of KMT coastal revenues were under term contracts and 4% were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during the 2025 first quarter compared to 98% during the 2024 first quarter. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2025 compared to contracts renewed during the corresponding quarter of 2024:

Three Months Ended
March 31, 2025
Inland market:
Term increase	3% – 5%
Spot increase	6% – 8%
Coastal market (a):
Term increase	24% – 26%
Spot increase	18% – 20%
(a)
Spot and term contract pricing in the coastal market are contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2025, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts in the 3% to 5% range, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for both the 2025 first quarter decreased 1% compared to the 2024 first quarter. Costs of sales and operating expenses for the 2025 first quarter decreased 3% compared with the 2024 first quarter. The decrease during the 2025 first quarter was driven by lower fuel costs, partially offset by inflationary cost pressures including wage increases that went into effect in 2024.

The inland marine transportation fleet operated an average of 291 towboats during the 2025 first quarter, of which an average of 76 were chartered, compared to 286 during the 2024 first quarter, of which an average of 72 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2025 first quarter, inland operations consumed 11.7 million gallons of diesel fuel compared to 11.9 million gallons consumed during the 2024 first quarter. The average price per gallon of diesel fuel consumed during the 2025 first quarter was $2.57 per gallon compared with $2.82 per gallon for the 2024 first quarter. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2025 first quarter increased 9% compared to the 2024 first quarter. The increase in selling, general and administrative expenses for the 2025 first quarter as compared to the 2024 first quarter was primarily due to salary and wage increases that went into effect on July 1, 2024, continued inflationary cost pressures, and an increase in the provision for credit losses related to a certain customer.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2025 first quarter increased 4% compared with the 2024 first quarter. The 2025 first quarter operating margin was 18.2% compared with 17.5% for the 2024 first quarter. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets, partially offset by higher levels of planned coastal shipyards and increased inland delay days in the 2025 first quarter.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Distribution and services revenues	$309,510	$332,610	(7)%

Costs and expenses:
Costs of sales and operating expenses	222,228	249,403	(11)
Selling, general and administrative	52,019	51,521	1
Taxes, other than on income	2,353	1,828	29
Depreciation and amortization	10,319	7,844	32
	286,919	310,596	(8)
Operating income	$22,591	$22,014	3%
Operating margins	7.3%	6.6%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2025 Three Months Revenue Distribution	Customers
Commercial and Industrial	52%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	34%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	14%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2025 first quarter decreased 7% compared to the 2024 first quarter. In the commercial and industrial market, revenues and operating income increased compared to the 2024 first quarter as higher business levels in marine repair were partially offset by lower on-highway activity. In the power generation market, revenues and operating income decreased compared to the 2024 first quarter as deferred deliveries of equipment due to supply delays impacted 2025 first quarter results. In the oil and gas market, revenues decreased compared to the 2024 first quarter due to lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. Oil and gas operating income increased compared to the 2024 first quarter due to product mix and ongoing cost management initiatives.

Distribution and Services Costs and Expenses

Costs and expenses for the 2025 first quarter decreased 8% compared with the 2024 first quarter. Costs of sales and operating expenses for the 2025 first quarter decreased 11% compared with the 2024 first quarter, reflecting lower on-highway and conventional oilfield activity as well as deferred power generation equipment shipments due to supply delays.

Selling, general and administrative expenses for the 2025 first quarter increased 1% compared to the 2024 first quarter, reflecting salary and wage increases that went into effect July 1, 2024, partially offset by ongoing cost management initiatives.

Depreciation and amortization for the 2025 first quarter increased 32% compared to the 2024 first quarter. The increase was primarily due to capital additions during 2024 and the first quarter of 2025 including additions to the equipment rental fleet.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2025 first quarter increased 3% compared with the 2024 first quarter. The 2025 first quarter operating margin was 7.3% compared to 6.6% for the 2024 first quarter. The results reflect increased marine repair activity and deliveries of electric fracturing equipment, partially offset by lower on-highway and conventional oilfield activity.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $0.1 million for both the 2025 and 2024 first quarters. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Other income	$5,334	$3,269	63%
Noncontrolling interests	$(284)	$153	(286)%
Interest expense	$(10,537)	$(13,151)	(20)%

Other Income

Other income for the 2025 and 2024 first quarters includes income of $4.8 million and $2.4 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Average debt	$949,484	$1,064,916
Average interest rate	4.4%	4.9%

Interest expense for the 2025 first quarter decreased 20% compared with the 2024 first quarter, primarily due to a lower average interest rate in the 2025 first quarter, as well as lower debt levels in the 2025 first quarter. There was no capitalized interest excluded from interest expense during the 2025 or 2024 first quarter.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2025	December 31, 2024	% Change
Assets:
Current assets	$1,102,280	$1,068,559	3%
Property and equipment, net	4,149,299	4,022,966	3
Operating lease right-of-use assets	157,903	158,990	(1)
Goodwill	438,748	438,748	—
Other intangibles, net	32,275	34,406	(6)
Other assets	134,096	128,283	5
	$6,014,601	$5,851,952	3%

Liabilities and stockholders’ equity:
Current liabilities	$698,583	$734,753	(5)%
Long-term debt, net – less current portion	1,091,032	866,722	26
Deferred income taxes	741,417	739,472	—
Operating lease liabilities – less current portion	146,250	148,170	(1)
Other long-term liabilities	9,565	9,587	—
Total equity	3,327,754	3,353,248	(1)
	$6,014,601	$5,851,952	3%

Current assets as of March 31, 2025 increased 3% compared with December 31, 2024. Trade accounts receivable increased 3% primarily due to higher business activity levels in KMT. Inventories – net increased 10% primarily due to the impact of supply delays in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered later in 2025.

Property and equipment, net of accumulated depreciation, at March 31, 2025 increased 3% compared with December 31, 2024. The increase reflected $90.7 million of capital additions (including an increase in accrued capital expenditures of $12.0 million) and a $97.3 million equipment acquisition in the 2025 first quarter, partially offset by $61.6 million of depreciation expense and $0.1 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of March 31, 2025 decreased 1% compared with December 31, 2024, primarily due to lease amortization expense, partially offset by new leases acquired in the 2025 first quarter.

Other intangibles, net, as of March 31, 2025 decreased 6% compared with December 31, 2024, due to amortization during the 2025 first quarter.

Other assets as of March 31, 2025 increased 5% compared with December 31, 2024, primarily due to additional deferred major maintenance drydock expenditures incurred during the 2025 first quarter, partially offset by amortization of drydock expenditures.

Current liabilities as of March 31, 2025 decreased 5% compared with December 31, 2024. Income taxes payable decreased 14% primarily due to timing of federal income tax payments. Accounts payable increased 8% primarily due to timing of KDS inventory purchases and KMT shipyard payments. Accrued liabilities decreased 20% primarily from payment during the 2025 first quarter of employee incentive compensation accrued during 2024.

Long-term debt, net – less current portion, as of March 31, 2025 increased 26% compared with December 31, 2024, primarily reflecting increased borrowings under the 2027 Revolving Credit Facility.

Total equity as of March 31, 2025 decreased 1% compared with December 31, 2024. The decrease was primarily due to treasury stock purchases of $101.5 million and tax withholdings of $5.9 million on RSU vestings, partially offset by net earnings attributable to Kirby of $76.0 million, amortization of share-based compensation of $7.8 million, and stock option exercises of $0.3 million.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2025	December 31, 2024
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$225,000	$—
Term Loan due July 29, 2027 (a)	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	7,337	8,226
	1,102,337	878,226
Unamortized debt discounts and issuance costs	(3,968)	(3,278)
	$1,098,369	$874,948
(a)
Variable interest rate of 5.6% at March 31, 2025 and December 31, 2024.

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $275.0 million as of March 31, 2025.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity.

The Company has a $15 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of March 31, 2025.

As of March 31, 2025, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2025 first quarter with net cash provided by operating activities of $36.5 million compared with $123.3 million for the 2024 first quarter, a 70% decrease. The decline in operating cash flows was mainly due to unfavorable changes in inventories in 2025 due to the impact of supply delays in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered later in 2025, partially offset by higher operating income in KMT. The increase in KMT operating income was driven by higher term and spot contract pricing, partially offset by higher levels of planned coastal shipyards and increased inland delay days in the 2025 first quarter. During the 2025 and 2024 first quarter, the Company generated cash of $0.1 million and $2.4 million, respectively, from proceeds from the disposition of assets, and $0.3 million and $1.5 million, respectively, from proceeds from the exercise of stock options.

For the 2025 first quarter, cash generated was used for capital expenditures of $78.7 million, including $64.6 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $14.1 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including electric fracturing equipment, generators, and other related equipment. In addition, the Company used cash of $97.3 million for an equipment acquisition in the 2025 first quarter.

Treasury Stock Purchases

During the 2025 first quarter, the Company purchased 1.0 million shares of its common stock for $101.5 million, at an average price of $101.19 per share. Subsequent to March 31, 2025 and through May 9, 2025, the Company purchased an additional 0.3 million shares of its common stock for $26.9 million, at an average price of $92.14 per share. As of May 9, 2025, the Company had approximately 1.6 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2025 first quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 9, 2025 the Company also had cash and cash equivalents of $49.5 million, availability of $220 million under its 2027 Revolving Credit Facility, and $8.2 million available under its Credit Line.

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

The 2027 Revolving Credit Facility’s commitment is in the amount of $500 million and matures July 29, 2027. The $500 million 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The 2033 Notes do not mature until January 19, 2033 and require no prepayments. The 2027 Term Loan is subject to quarterly installments, beginning March 31, 2027, in increasing percentages of the original principal amount of the loan, with the remaining unpaid balance of approximately $43.8 million payable on July 29, 2027, assuming no prepayments. The 2027 Term Loan is prepayable, in whole or in part, without penalty.

There are numerous factors that may negatively impact the Company’s cash flows in 2025. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), and Item 1A — Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $32.8 million at March 31, 2025, including $11.6 million in letters of credit and $21.1 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

The Company has certain mechanisms designed to help mitigate the impacts of rising costs. For example, KMT has long-term contracts which generally contain cost escalation clauses whereby certain costs, including fuel as noted above, can be largely passed through to its customers. Spot contract rates include the cost of fuel and are subject to market volatility. In KDS, the cost of major components for large manufacturing orders is secured with suppliers at the time a customer order is finalized, which somewhat limits exposure to inflation. To the extent possible, the Company also seeks to include contractual language to address recovery of increased costs related to tariffs in KDS. The repair portion of KDS is based on prevailing current market rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K. The Company’s exposure to market risk has not changed materially since December 31, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2025, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1 — January 31, 2025	135,453	$107.74	—	—
February 1 — February 28, 2025	339,148	$104.55	—	—
March 1 — March 31, 2025	528,160	$97.36	—	—
Total	1,002,761	$101.19	—	—

Purchases of the Company’s common stock during the 2025 first quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2025 first quarter and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2025 first quarter by the Company’s directors and Section 16 officers.

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

10.1†	–	Annual Incentive Plan Guidelines for 2025 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).
10.2†	–

Amendment to Change of Control Agreement by and between Kirby Corporation and Amy D. Husted dated January 29, 2025 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.3†	–

Amendment to Change of Control Agreement by and between Kirby Corporation and Scott P. Miller dated January 29, 2025 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024).

31.1*	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

Exhibit Number		Description of Exhibits
31.2*	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32*	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	–	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ Raj Kumar
Raj Kumar
Executive Vice President and
Chief Financial Officer

Dated: May 12, 2025