Form 10-Q
period 2025-06-30
KIRBY CORP
filed 2025-08-11
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, 55.8 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,383	$74,444
Accounts receivable:
Trade – less allowance for doubtful accounts	564,233	489,857
Other	62,221	46,888
Inventories – net	426,265	393,898
Prepaid expenses and other current assets	63,931	63,472
Total current assets	1,185,033	1,068,559

Property and equipment	6,327,529	6,123,208
Accumulated depreciation	(2,192,479)	(2,100,242)
Property and equipment – net	4,135,050	4,022,966

Operating lease right-of-use assets	157,041	158,990
Goodwill	438,748	438,748
Other intangibles, net	33,123	34,406
Other assets	130,970	128,283
Total assets	$6,079,965	$5,851,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$6,433	$8,226
Income taxes payable	778	25,417
Accounts payable	250,055	251,354
Accrued liabilities	203,523	236,813
Current portion of operating lease liabilities	37,985	35,727
Deferred revenues	180,683	177,216
Total current liabilities	679,457	734,753

Long-term debt, net – less current portion	1,111,332	866,722
Deferred income taxes	747,060	739,472
Operating lease liabilities – less current portion	142,105	148,170
Other long-term liabilities	10,121	9,587
Total long-term liabilities	2,010,618	1,763,951

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	867,143	868,763
Accumulated other comprehensive income – net	65,612	71,192
Retained earnings	3,148,635	2,978,372
Treasury stock – at cost, 9.4 million shares at June 30, 2025 and 8.2 million at December 31, 2024	(699,867)	(573,061)
Total Kirby stockholders’ equity	3,388,070	3,351,813
Noncontrolling interests	1,820	1,435
Total equity	3,389,890	3,353,248
Total liabilities and equity	$6,079,965	$5,851,952

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$492,562	$484,808	$968,711	$960,220
Distribution and services	362,893	339,582	672,403	672,192
Total revenues	855,455	824,390	1,641,114	1,632,412

Costs and expenses:
Costs of sales and operating expenses	563,238	554,232	1,075,574	1,104,913
Selling, general and administrative	85,846	80,383	181,133	170,589
Taxes, other than on income	10,542	10,310	19,372	18,354
Depreciation and amortization	65,670	59,482	129,400	117,124
Gain on disposition of assets	(1,687)	(515)	(1,757)	(589)
Total costs and expenses	723,609	703,892	1,403,722	1,410,391

Operating income	131,846	120,498	237,392	222,021
Other income	4,812	3,088	10,146	6,357
Interest expense	(12,730)	(12,819)	(23,267)	(25,970)

Earnings before taxes on income	123,928	110,767	224,271	202,408
Provision for taxes on income	(29,550)	(26,785)	(53,623)	(48,511)

Net earnings	94,378	83,982	170,648	153,897
Net (earnings) loss attributable to noncontrolling interests	(101)	(128)	(385)	25

Net earnings attributable to Kirby	$94,277	$83,854	$170,263	$153,922

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.68	$1.44	$3.01	$2.64
Diluted	$1.67	$1.43	$2.99	$2.62

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net earnings	$94,378	$83,982	$170,648	$153,897

Other comprehensive income (loss), net of taxes:
Pension and postretirement benefits	(4,199)	986	(6,066)	591
Foreign currency translation adjustments	178	(473)	486	(473)
Total other comprehensive income (loss), net of taxes	(4,021)	513	(5,580)	118

Total comprehensive income, net of taxes	90,357	84,495	165,068	154,015
Net (earnings) loss attributable to noncontrolling interests	(101)	(128)	(385)	25

Comprehensive income attributable to Kirby	$90,256	$84,367	$164,683	$154,040

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Cash flows from operating activities:
Net earnings	$170,648	$153,897
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	129,400	117,124
Provision for deferred income taxes	9,617	23,926
Amortization of share-based compensation	11,147	9,399
Amortization of major maintenance costs	14,635	16,755
Other	178	915
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(205,162)	(19,409)
Net cash provided by operating activities	130,463	302,607

Cash flows from investing activities:
Capital expenditures	(150,160)	(169,607)
Acquisitions of businesses and marine equipment	(97,250)	(65,232)
Proceeds from disposition of assets	11,580	9,054
Other	(3,000)	—
Net cash used in investing activities	(238,830)	(225,785)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	243,207	30,902
Payment of debt issuance costs	—	(3)
Proceeds from exercise of stock options	262	4,096
Payments related to tax withholding for share-based compensation	(5,957)	(5,339)
Treasury stock purchases	(132,673)	(85,466)
Other	(2,533)	(49)
Net cash provided by (used in) financing activities	102,306	(55,859)
Increase (decrease) in cash and cash equivalents	(6,061)	20,963

Cash and cash equivalents, beginning of year	74,444	32,577
Cash and cash equivalents, end of period	$68,383	$53,540

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$22,917	$26,243
Income taxes paid, net	$79,742	$14,391
Operating cash outflow from operating leases	$24,541	$22,980
Non-cash investing activity:
Capital expenditures included in accounts payable	$(410)	$(2,015)
Right-of-use assets obtained in exchange for lease obligations	$13,704	$21,045

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2025	65,472	$6,547	$865,007	$69,633	$3,054,358	(9,104)	$(669,510)	$1,719	$3,327,754
Issuance of stock for equity awards, net of forfeitures	—	—	(1,164)	—	—	16	1,164	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(7)	—	(7)
Amortization of share-based compensation	—	—	3,300	—	—	—	—	—	3,300
Treasury stock purchases	—	—	—	—	—	(332)	(31,200)	—	(31,200)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(314)	—	(314)
Total comprehensive income, net of taxes	—	—	—	(4,021)	94,277	—	—	101	90,357
Balance at June 30, 2025	65,472	$6,547	$867,143	$65,612	$3,148,635	(9,420)	$(699,867)	$1,820	$3,389,890

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2024	65,472	$6,547	$859,150	$34,611	$2,761,733	(7,199)	$(446,393)	$1,093	$3,216,741
Stock option exercises	—	—	1,115	—	—	35	1,470	—	2,585
Issuance of stock for equity awards, net of forfeitures	—	—	(998)	—	—	17	998	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(55)	—	(55)
Amortization of share-based compensation	—	—	2,991	—	—	—	—	—	2,991
Treasury stock purchases	—	—	—	—	—	(372)	(43,679)	—	(43,679)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(400)	—	(400)
Total comprehensive income, net of taxes	—	—	—	513	83,854	—	—	128	84,495
Balance at June 30, 2024	65,472	$6,547	$862,258	$35,124	$2,845,587	(7,520)	$(488,059)	$1,221	$3,262,678

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248
Stock option exercises	—	—	27	—	—	4	235	—	262
Issuance of stock for equity awards, net of forfeitures	—	—	(12,794)	—	—	181	12,794	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(5,957)	—	(5,957)
Amortization of share-based compensation	—	—	11,147	—	—	—	—	—	11,147
Treasury stock purchases	—	—	—	—	—	(1,335)	(132,673)	—	(132,673)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,205)	—	(1,205)
Total comprehensive income, net of taxes	—	—	—	(5,580)	170,263	—	—	385	165,068
Balance at June 30, 2025	65,472	$6,547	$867,143	$65,612	$3,148,635	(9,420)	$(699,867)	$1,820	$3,389,890

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	1,434	—	—	54	2,662	—	4,096
Issuance of stock for equity awards, net of forfeitures	—	—	(12,538)	—	—	207	12,538	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(67)	(5,339)	—	(5,339)
Amortization of share-based compensation	—	—	9,399	—	—	—	—	—	9,399
Treasury stock purchases	—	—	—	—	—	(871)	(85,466)	—	(85,466)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(704)	—	(704)
Total comprehensive income, net of taxes	—	—	—	118	153,922	—	—	(25)	154,015
Balance at June 30, 2024	65,472	$6,547	$862,258	$35,124	$2,845,587	(7,520)	$(488,059)	$1,221	$3,262,678

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marine transportation segment:
Inland transportation	$397,141	$391,835	$789,640	$777,842
Coastal transportation	95,421	92,973	179,071	182,378
	$492,562	$484,808	$968,711	$960,220
Distribution and services segment:
Commercial and industrial	$173,606	$165,658	$333,834	$308,282
Power generation	140,739	107,783	245,241	243,452
Oil and gas	48,548	66,141	93,328	120,458
	$362,893	$339,582	$672,403	$672,192

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the six months ended June 30, 2025 and 2024 that were included in the opening contract liability balances were $94.7 million and $81.5 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets as of June 30, 2025 or December 31, 2024.

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

The Company’s two reportable business segments are managed separately by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on invested capital of each segment. Intersegment revenues, based on market-based pricing, of KDS from KMT of $11.3 million and $22.5 million for the three months and six months ended June 30, 2025, respectively, and $7.5 million and $14.1 million for the three months and six months ended June 30, 2024, respectively, as well as the related intersegment profit of $1.1 million and $2.2 million for the three months and six months ended June 30, 2025, respectively, and $0.7 million and $1.4 million for the three months and six months ended June 30, 2024, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues, depreciation and amortization, and income or loss by reportable segment and total assets (in thousands):

	Three Months Ended June 30,
	2025			2024
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$492,562	$362,893	$855,455	$484,808	$339,582	$824,390

Less:
Costs of sales and operating expenses	298,789	264,331	563,120	299,975	253,742	553,717
Administrative payroll expense	18,378	23,206	41,584	17,743	21,454	39,197
Taxes, other than on income	8,124	2,391	10,515	8,383	1,900	10,283
Depreciation and amortization	53,182	10,682	63,864	49,047	8,585	57,632
Other segment items (a)	15,037	26,848	41,885	14,784	24,465	39,249
Segment operating income	$99,052	$35,435	$134,487	$94,876	$29,436	$124,312

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(4,328)			(4,329)
Gain on disposition of assets			1,687			515
Operating income			$131,846			$120,498
Other income			4,812			3,088
Interest expense			(12,730)			(12,819)
Earnings before taxes on income			$123,928			$110,767

	Six Months Ended June 30,
	2025			2024
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$968,711	$672,403	$1,641,114	$960,220	$672,192	$1,632,412

Less:
Costs of sales and operating expenses	589,776	486,559	1,076,335	601,237	503,145	1,104,382
Administrative payroll expense	39,608	48,142	87,750	39,276	45,107	84,383
Taxes, other than on income	14,576	4,744	19,320	14,580	3,728	18,308
Depreciation and amortization	104,854	21,001	125,855	96,896	16,429	113,325
Other segment items (a)	34,261	53,931	88,192	30,372	52,333	82,705
Segment operating income	$185,636	$58,026	$243,662	$177,859	$51,450	$229,309

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(8,027)			(7,877)
Gain on disposition of assets			1,757			589
Operating income			$237,392			$222,021
Other income			10,146			6,357
Interest expense			(23,267)			(25,970)
Earnings before taxes on income			$224,271			$202,408
(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	June 30, 2025	December 31, 2024
Total assets:
Marine transportation	$4,703,152	$4,578,616
Distribution and services	1,212,371	1,115,781
Other	164,442	157,555
	$6,079,965	$5,851,952

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2025	December 31, 2024
General corporate assets	$161,505	$154,655
Investment in affiliates	2,937	2,900
	$164,442	$157,555

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$245,000	$245,000	$—	$—
Term Loan due July 29, 2027 (a)	70,000	70,000	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	502,539	500,000	491,923
3.46% senior notes due January 19, 2033	60,000	54,459	60,000	52,956
3.51% senior notes due January 19, 2033	240,000	218,629	240,000	212,650
Credit line due June 30, 2026	—	—	—	—
Bank notes payable	6,433	6,433	8,226	8,226
	1,121,433	1,097,060	878,226	835,755
Unamortized debt discounts and issuance costs	(3,668)	—	(3,278)	—
	$1,117,765	$1,097,060	$874,948	$835,755
(a)
Variable interest rate of 5.6% at June 30, 2025 and December 31, 2024.

On July 29, 2022, the Company entered into a credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $255.0 million as of June 30, 2025.

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

The Company has a $15 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of June 30, 2025.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2025	December 31, 2024
2025	$23,184	$42,202
2026	41,987	38,115
2027	32,511	30,263
2028	24,561	22,860
2029	14,200	12,483
Thereafter	79,452	76,621
Total lease payments	215,895	222,544
Less: imputed interest	(35,805)	(38,647)
Operating lease liabilities	$180,090	$183,897

The following table summarizes lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$11,958	$11,599	$23,943	$22,880
Variable lease cost	(309)	578	(324)	1,071
Short-term lease cost	11,013	8,809	21,688	18,988
Sublease income	(1,011)	(830)	(1,871)	(1,684)
	$21,651	$20,156	$43,436	$41,255

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2025	December 31, 2024
Weighted average discount rate	4.6%	4.6%
Weighted average remaining lease term	8 years	8 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation cost	$3,300	$2,991	$11,147	$9,399
Income tax benefit	$781	$737	$2,664	$2,256

During the six months ended June 30, 2025, the Company granted 131,190 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan that vest ratably over five years. During May 2025, the Company granted 15,384 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) before taxes on income:
United States	$124,387	$111,091	$224,961	$202,745
Foreign	(459)	(324)	(690)	(337)
	$123,928	$110,767	$224,271	$202,408
Provision (benefit) for taxes on income:
Federal:
Current	$19,642	$9,337	$37,808	$19,956
Deferred	6,939	14,196	8,484	22,278
State and local:
Current	2,861	2,935	6,198	4,557
Deferred	108	319	1,133	1,648
Foreign - current	—	(2)	—	72
	$29,550	$26,785	$53,623	$48,511

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its consolidated financial statements, which it expects to begin reflecting in the three months ended September 30, 2025.

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings attributable to Kirby	$94,277	$83,854	$170,263	$153,922
Undistributed earnings allocated to restricted shares	(17)	(13)	(15)	(13)
Earnings available to Kirby common stockholders – basic	94,260	83,841	170,248	153,909
Undistributed earnings allocated to restricted shares	17	13	15	13
Undistributed earnings reallocated to restricted shares	(17)	(13)	(15)	(13)
Earnings available to Kirby common stockholders – diluted	$94,260	$83,841	$170,248	$153,909

Shares outstanding:
Weighted average common stock issued and outstanding	56,115	58,190	56,525	58,329
Weighted average unvested restricted stock	(10)	(9)	(5)	(5)
Weighted average common stock outstanding – basic	56,105	58,181	56,520	58,324
Dilutive effect of stock options and restricted stock units	332	411	349	379
Weighted average common stock outstanding – diluted	56,437	58,592	56,869	58,703

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.68	$1.44	$3.01	$2.64
Diluted	$1.67	$1.43	$2.99	$2.62

There were no antidilutive stock options as of June 30, 2025 and 2024. There were no antidilutive RSUs as of June 30, 2025 and 2024.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$334,196	$328,540
Work in process	92,069	65,358
	$426,265	$393,898

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.5 million to the Higman pension plan during the six months ended June 30, 2025. The Company expects to make additional contributions of $0.7 million during the remainder of 2025.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$878	$823	$—	$—
Interest cost	4,608	4,267	10	9
Expected return on plan assets	(6,812)	(6,224)	—	—
Amortization of actuarial (gain) loss	(2,067)	(692)	7	8
Net periodic benefit cost	$(3,393)	$(1,826)	$17	$17

	Pension Benefits
	Pension Plans		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$1,483	$1,697	$—	$—
Interest cost	9,095	8,590	20	19
Expected return on plan assets	(13,621)	(12,442)	—	—
Amortization of actuarial (gain) loss	(4,501)	(1,165)	14	16
Net periodic benefit cost	$(7,544)	$(3,320)	$34	$35

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Interest cost	$6	$5	$11	$10
Amortization of actuarial gain	(66)	(70)	(131)	(140)
Net periodic benefit cost	$(60)	$(65)	$(120)	$(130)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(2,126)	$533	$(1,593)	$(754)	$189	$(565)
Actuarial gains (losses)	(3,477)	871	(2,606)	2,069	(518)	1,551
Foreign currency translation	178	—	178	(473)	—	(473)
Total	$(5,425)	$1,404	$(4,021)	$842	$(329)	$513

	Six Months Ended June 30,
	2025			2024
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(4,618)	$1,158	$(3,460)	$(1,289)	$329	$(960)
Actuarial gains (losses)	(3,477)	871	(2,606)	2,069	(518)	1,551
Foreign currency translation	486	—	486	(473)	—	(473)
Total	$(7,609)	$2,029	$(5,580)	$307	$(189)	$118

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $27.4 million at June 30, 2025, including $11.6 million in letters of credit and $15.8 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$855,455	$824,390	$1,641,114	$1,632,412
Net earnings attributable to Kirby	$94,277	$83,854	$170,263	$153,922
Net earnings per share attributable to Kirby common stockholders – diluted	$1.67	$1.43	$2.99	$2.62
Net cash provided by operating activities			$130,463	$302,607
Capital expenditures			$150,160	$169,607

Cash provided by operating activities for the 2025 first six months decreased in comparison to the 2024 first six months primarily due to unfavorable working capital changes driven by the timing of accounts receivable collections, accounts payable payments and federal income tax payments, as well as an increase in inventories in the first half of 2025, partially offset by increased net earnings. The increase in inventories was due to the impact of higher business activity levels and supply delays in KDS resulting in the buildup of inventory for projects, mainly due to power generation orders, which are scheduled to be delivered later in 2025 and into 2026. For the 2025 first six months, capital expenditures of $150.2 million included $126.3 million in KMT and $23.9 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2025 will be in the $260 million to $290 million range. Approximately $180 million to $210 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Approximately $80 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased to 24.8% at June 30, 2025 compared to 20.7% at December 31, 2024, primarily due to an increase in debt outstanding. Total equity at June 30, 2025 increased as compared to December 31, 2024 primarily from net earnings attributable to Kirby of $170.3 million, partially offset by treasury stock purchases of $132.7 million. The Company’s debt outstanding as of June 30, 2025 and December 31, 2024 is detailed in Long-Term Financing below.

Marine Transportation

For the 2025 second quarter and first six months, KMT generated 58% and 59%, respectively, of the Company’s revenues compared to 59% for both the 2024 second quarter and first six months. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	June 30,
	2025	2024
Inland tank barges:
Owned	1,073	1,059
Leased	36	34
Total	1,109	1,093
Barrel capacity (in millions)	24.5	24.2

Active inland towboats (quarter average):
Owned	215	213
Chartered	75	74
Total	290	287

Coastal tank barges:
Owned	28	28
Leased	-	-
Total	28	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	24
Chartered	1	1
Total	24	25

Offshore dry-bulk cargo barges (owned)	3	4
Offshore tugboats and docking tugboat (owned and chartered)	4	4

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

During the 2025 first six months, the Company purchased 14 inland tank barges, chartered four inland tank barges, and retired three inland tank barges, increasing its capacity by approximately 0.3 million barrels.

KMT revenues for the 2025 second quarter and first six months increased 2% and 1%, respectively, and operating income increased 4% compared to the 2024 second quarter and first six months. The increase in revenues in the 2025 second quarter and first six months as compared to the 2024 second quarter and first six months were due to higher term and spot market pricing in the inland and coastal markets, partially offset by lower fuel rebills in both markets. The increase in operating income for the 2025 second quarter and first six months was primarily due to higher term and spot pricing in the inland and coastal markets. The 2025 and 2024 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2025 second quarter and first six months, the inland tank barge fleet contributed 81% and 82%, respectively, and the coastal fleet contributed 19% and 18% of KMT revenues, respectively. For both the 2024 second quarter and first six months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2025 and 2024 first and second quarters. The 2025 and 2024 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays. Coastal tank barge utilization levels averaged in the mid to high 90% range during the 2025 and 2024 first and second quarters.

During both the 2025 second quarter and first six months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. During both the 2024 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during both the 2025 second quarter and first six months represented approximately 60% of inland revenues under term contracts compared with 59% and 60% in the 2024 second quarter and first six months, respectively. During both the 2025 second quarter and first six months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. During the 2024 second quarter and first six months, approximately 100% and 98%, respectively, of KMT coastal revenues were under term contracts and none and 2%, respectively, were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2025 second quarter and first six months compared to 97% during both the 2024 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2025 compared to contracts renewed during the corresponding quarter of 2024:

Three Months Ended
	March 31, 2025	June 30, 2025
Inland market:
Term increase	3% – 5%	2% – 4%
Spot increase	6% – 8%	6% – 8%
Coastal market (a):
Term increase	24% – 26%	24% – 26%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2025, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts in the 3% to 5% range, excluding fuel.

KMT operating margin was 20.1% and 19.2% for the 2025 second quarter and first six months, respectively, compared to 19.6% and 18.5% for the 2024 second quarter and first six months, respectively.

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

For the 2025 second quarter and first six months, KDS generated 42% and 41% of the Company’s revenues, respectively, of which 86% and 87%, respectively, were generated from service and parts and 14% and 13%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2025 second quarter increased 7% compared with the 2024 second quarter. KDS revenues for the 2025 first six months were flat compared with the 2024 first six months. KDS operating income for the 2025 second quarter and first six months increased 20% and 13%, respectively, compared with the 2024 second quarter and first six months. In the commercial and industrial market, revenues and operating income increased compared to the 2024 second quarter and first six months due to higher business levels in marine repair. For the 2025 second quarter and first six months, the commercial and industrial market contributed 48% and 50% of KDS revenues, respectively.

In the power generation market, revenues increased compared to the 2024 second quarter and first six months due to increased demand for backup and critical power applications, while operating income decreased due to sales mix. For the 2025 second quarter and first six months, the power generation market contributed 39% and 36% of KDS revenues, respectively.

In the oil and gas market, revenues decreased compared to the 2024 second quarter and first six months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. Operating income in the oil and gas market increased compared to the 2024 second quarter and first six months due to product mix and ongoing cost management initiatives. For the 2025 second quarter and first six months, the oil and gas market contributed 13% and 14% of KDS revenues, respectively.

KDS operating margin was 9.8% and 8.6% for the 2025 second quarter and first six months, respectively, compared to 8.7% and 7.7% for the 2024 second quarter and first six months, respectively.

Outlook

Overall, the Company expects to deliver improved financial results in 2025. In KMT, barge utilization and customer demand remain favorable and rates continue to increase. In KDS, growth in the power generation market is expected to offset softness in oil and gas markets, and the on-highway service and repair business due to the ongoing trucking recession. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates, tariffs and possible recessionary headwinds as it moves through 2025.

In the inland marine transportation market in 2025, the Company anticipates positive market dynamics due to limited new barge construction. The Company expects barge utilization rates to remain steady for the remainder of the year. Also, the Company continues to see inflationary pressures and there remains an acute mariner shortage in the industry which continues to drive up labor costs. These pressures, along with the increasing cost of equipment, should continue to put upward pressure on term contract prices. In the near term, however, spot market pricing could be pressured due to short-term demand softness. In the coastal marine transportation market in 2025, market conditions remain very favorable with steady customer demand. This is expected to keep barge utilization at high levels with improved rates as the availability of equipment is limited across the industry given there are currently no new ATBs under construction.

The Company expects mixed results in KDS in 2025 as near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market to be offset by increased orders in the power generation market. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair remains soft but has shown some recent modest improvement. In power generation, the Company anticipates continued strong growth in orders as data center demand and the need for backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the transition from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times and supply delays for certain original equipment manufacturer products to continue throughout 2025.

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

Financing of these purchases was through borrowings under the Company’s 2027 Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	%	2024	%	2025	%	2024	%
Marine transportation	$492,562	58%	$484,808	59%	$968,711	59%	$960,220	59%
Distribution and services	362,893	42	339,582	41	672,403	41	672,192	41
	$855,455	100%	$824,390	100%	$1,641,114	100%	$1,632,412	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Marine transportation revenues	$492,562	$484,808	2%	$968,711	$960,220	1%

Costs and expenses:
Costs of sales and operating expenses	298,789	299,975	—	589,776	601,237	(2)
Selling, general and administrative	33,415	32,527	3	73,869	69,648	6
Taxes, other than on income	8,124	8,383	(3)	14,576	14,580	—
Depreciation and amortization	53,182	49,047	8	104,854	96,896	8
	393,510	389,932	1	783,075	782,361	—
Operating income	$99,052	$94,876	4%	$185,636	$177,859	4%
Operating margins	20.1%	19.6%		19.2%	18.5%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2025 Second Quarter Revenue Distribution	2025 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	26%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	21%	21%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2025 second quarter and first six months increased 2% and 1%, respectively, and operating income increased 4% compared to the 2024 second quarter and first six months. The increase in revenues in the 2025 second quarter and first six months as compared to the 2024 second quarter and first six months were due to higher term and spot market pricing in the inland and coastal markets, partially offset by lower fuel rebills in both markets. The increase in operating income for the 2025 second quarter and first six months was primarily due to higher term and spot pricing in the inland and coastal markets. The 2025 and 2024 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2025 second quarter and first six months, the inland tank barge fleet contributed 81% and 82%, respectively, and the coastal fleet contributed 19% and 18% of KMT revenues, respectively. For both the 2024 second quarter and first six months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2025 and 2024 first and second quarters. The 2025 and 2024 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays. Coastal tank barge utilization levels averaged in the mid to high 90% range during the 2025 and 2024 first and second quarters.

The petrochemical market, which is the Company’s largest market, contributed 49% of KMT revenues for both the 2025 second quarter and first six months reflecting steady rates, volumes and utilization from Gulf Coast petrochemical plants as compared to the 2024 second quarter and first six months.

The black oil market, which contributed 26% of KMT revenues for both the 2025 second quarter and first six months reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2025 first six months, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 21% of KMT revenues for both the 2025 second quarter and first six months, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2024 second quarter and first six months.

The agricultural chemical market, which contributed 4% of KMT revenues for both the 2025 second quarter and first six months reflected stable demand for transportation of both domestically produced and imported products as compared to the 2024 second quarter and first six months.

For the 2025 second quarter, inland operations incurred 3,320 delay days compared to 3,334 delay days that occurred during the 2024 second quarter. For the 2025 first six months, inland operations incurred 7,349 delay days, 7% more than the 6,841 delay days that occurred during the 2024 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2025 and 2024 first quarters.

During both the 2025 second quarter and first six months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. During both the 2024 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during both the 2025 second quarter and first six months represented approximately 60% of inland revenues under term contracts compared with 59% and 60% in the 2024 second quarter and first six months, respectively. During both the 2025 second quarter and first six months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. During the 2024 second quarter and first six months, approximately 100% and 98%, respectively, of KMT coastal revenues were under term contracts and none and 2%, respectively, were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2025 second quarter and first six months compared to 97% during both the 2024 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2025 compared to contracts renewed during the corresponding quarter of 2024:

Three Months Ended
	March 31, 2025	June 30, 2025
Inland market:
Term increase	3% – 5%	2% – 4%
Spot increase	6% – 8%	6% – 8%
Coastal market (a):
Term increase	24% – 26%	24% – 26%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2025, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts in the 3% to 5% range, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for both the 2025 second quarter and first six months were flat compared to the 2024 second quarter and first six months. Costs of sales and operating expenses for the 2025 second quarter and first six months were flat and decreased 2%, respectively, compared with the 2024 second quarter and first six months. The results for the 2025 second quarter and first six months were driven by lower fuel costs, offset by inflationary cost pressures including wage increases that went into effect in 2024.

The inland marine transportation fleet operated an average of 290 towboats during the 2025 second quarter, of which an average of 75 were chartered, compared to 287 during the 2024 second quarter, of which an average of 74 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2025 second quarter, inland operations consumed 12.8 million gallons of diesel fuel compared to 12.1 million gallons consumed during the 2024 second quarter. The average price per gallon of diesel fuel consumed during the 2025 second quarter was $2.35 per gallon compared with $2.83 per gallon for the 2024 second quarter. During the 2025 first six months, inland operations consumed 24.5 million gallons of diesel fuel compared to 24.0 million gallons consumed during the 2024 first six months. The average price per gallon of diesel fuel consumed during the 2025 first six months was $2.45 per gallon compared with $2.83 per gallon for the 2024 first six months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2025 second quarter and first six months increased 3% and 6%, respectively, compared to the 2024 second quarter and first six months. The increase in selling, general and administrative expenses for the 2025 second quarter and first six months as compared to the 2024 second quarter and first six months was primarily due to salary and wage increases that went into effect on July 1, 2024 and continued inflationary cost pressures. The 2025 first six months was also impacted by an increase in the provision for credit losses related to a certain customer during the 2025 first quarter.

Depreciation and amortization for both the 2025 second quarter and first six months increased 8% compared to the 2024 second quarter and first six months. The increase was primarily due to capital additions during 2024 and the first six months of 2025, as well as equipment acquisitions.

Marine Transportation Operating Income and Operating Margin

KMT operating income for both the 2025 second quarter and first six months increased 4% compared with the 2024 second quarter and first six months. The 2025 second quarter operating margin was 20.1% compared with 19.6% for the 2024 second quarter. The 2025 first six months operating margin was 19.2% compared with 18.5% for the 2024 first six months. The increases in operating income and operating margin were primarily due to higher term and spot contract pricing in the inland and coastal markets.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Distribution and services revenues	$362,893	$339,582	7%	$672,403	$672,192	—

Costs and expenses:
Costs of sales and operating expenses	264,331	253,742	4	486,559	503,145	(3)
Selling, general and administrative	50,054	45,919	9	102,073	97,440	5
Taxes, other than on income	2,391	1,900	26	4,744	3,728	27
Depreciation and amortization	10,682	8,585	24	21,001	16,429	28
	327,458	310,146	6	614,377	620,742	(1)
Operating income	$35,435	$29,436	20%	$58,026	$51,450	13%
Operating margins	9.8%	8.7%		8.6%	7.7%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2025 Second Quarter Revenue Distribution	2025 Six Months Revenue Distribution	Customers
Commercial and Industrial	48%	50%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	39%	36%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	13%	14%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2025 second quarter increased 7% compared with the 2024 second quarter. KDS revenues for the 2025 first six months were flat compared with the 2024 first six months. KDS operating income for the 2025 second quarter and first six months increased 20% and 13%, respectively, compared with the 2024 second quarter and first six months.

In the commercial and industrial market, revenues and operating income increased compared to the 2024 second quarter and first six months due to higher business levels in marine repair. In the power generation market, revenues increased compared to the 2024 second quarter and first six months due to increased demand for backup and critical power applications, while operating income decreased due to sales mix. In the oil and gas market, revenues decreased compared to the 2024 second quarter and first six months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. Operating income in the oil and gas market increased compared to the 2024 second quarter and first six months due to product mix and ongoing cost management initiatives.

Distribution and Services Costs and Expenses

Costs and expenses for the 2025 second quarter and first six months increased 6% and decreased 1%, respectively, compared with the 2024 second quarter and first six months. Costs of sales and operating expenses for the 2025 second quarter and first six months increased 4% and decreased 3%, respectively, compared with the 2024 second quarter and first six months. The increase for the 2025 second quarter reflected higher deliveries of power generation equipment, while the decrease for the 2025 first six months reflected lower on-highway and conventional oilfield activity as well as fewer power generation equipment shipments in the 2025 first quarter due to supply delays.

Selling, general and administrative expenses for the 2025 second quarter and first six months increased 9% and 5% compared to the 2024 second quarter and first six months, reflecting salary and wage increases that went into effect July 1, 2024 and higher business activity levels.

Depreciation and amortization for the 2025 second quarter and first six months increased 24% and 28%, respectively, compared to the 2024 second quarter and first six months. The increase was primarily due to capital additions during 2024 and the first six months of 2025 including additions to the equipment rental fleet.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2025 second quarter and first six months increased 20% and 13%, respectively, compared with the 2024 second quarter and first six months. The 2025 second quarter operating margin was 9.8% compared to 8.7% for the 2024 second quarter. The 2025 first six months operating margin was 8.6% compared to 7.7% for the 2024 first six months. The results reflect increased marine repair activity and deliveries of electric fracturing equipment, partially offset by lower conventional oilfield activity.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1.7 million and $0.5 million for the 2025 and 2024 second quarters, respectively. The Company reported a net gain on disposition of assets of $1.8 million and $0.6 million for the 2025 and 2024 first six months, respectively. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Other income	$4,812	$3,088	56%	$10,146	$6,357	60%
Noncontrolling interests	$(101)	$(128)	(21)%	$(385)	$25	(1640)%
Interest expense	$(12,730)	$(12,819)	(1)%	$(23,267)	$(25,970)	(10)%

Other Income

Other income for the 2025 and 2024 second quarters includes income of $4.3 million and $2.7 million, respectively, and the 2025 and 2024 first six months includes income of $9.1 million and $5.1 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average debt	$1,147,306	$1,062,620	$1,048,395	$1,063,768
Average interest rate	4.6%	4.8%	4.5%	4.8%

Interest expense for the 2025 second quarter and first six months decreased 1% and 10%, respectively, compared with the 2024 second quarter and first six months, primarily due to a lower average interest rate in the 2025 second quarter and first six months. Interest expense excludes capitalized interest for the 2025 first six months of $0.5 million. There was no capitalized interest excluded from interest expense during the 2024 first six months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2025	December 31, 2024	% Change
Assets:
Current assets	$1,185,033	$1,068,559	11%
Property and equipment, net	4,135,050	4,022,966	3
Operating lease right-of-use assets	157,041	158,990	(1)
Goodwill	438,748	438,748	—
Other intangibles, net	33,123	34,406	(4)
Other assets	130,970	128,283	2
	$6,079,965	$5,851,952	4%

Liabilities and stockholders’ equity:
Current liabilities	$679,457	$734,753	(8)%
Long-term debt, net – less current portion	1,111,332	866,722	28
Deferred income taxes	747,060	739,472	1
Operating lease liabilities – less current portion	142,105	148,170	(4)
Other long-term liabilities	10,121	9,587	6
Total equity	3,389,890	3,353,248	1
	$6,079,965	$5,851,952	4%

Current assets as of June 30, 2025 increased 11% compared with December 31, 2024. Trade accounts receivable increased 15% primarily due to higher business activity levels in both KMT and KDS. Inventories – net increased 8% primarily due to the impact of higher business activity levels and supply delays in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered later in 2025 and into 2026.

Property and equipment, net of accumulated depreciation, at June 30, 2025 increased 3% compared with December 31, 2024. The increase reflected $150.6 million of capital additions (including an increase in accrued capital expenditures of $0.4 million) and a $97.3 million equipment acquisition in the 2025 first quarter, partially offset by $125.1 million of depreciation expense and $10.7 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of June 30, 2025 decreased 1% compared with December 31, 2024, primarily due to lease amortization expense, partially offset by new leases acquired in the 2025 first six months.

Other intangibles, net, as of June 30, 2025 decreased 4% compared with December 31, 2024, due to amortization during the 2025 first six months partially offset by a $3.0 million intellectual property intangible asset acquired in the 2025 second quarter.

Other assets as of June 30, 2025 increased 2% compared with December 31, 2024, primarily due to additional deferred major maintenance drydock expenditures incurred during the 2025 first six months, partially offset by amortization of drydock expenditures.

Current liabilities as of June 30, 2025 decreased 8% compared with December 31, 2024. Income taxes payable decreased 97% primarily due to timing of federal income tax payments. Accrued liabilities decreased 14% primarily from payment during the 2025 first six months of employee incentive compensation accrued during 2024.

Long-term debt, net – less current portion, as of June 30, 2025 increased 28% compared with December 31, 2024, primarily reflecting increased borrowings under the 2027 Revolving Credit Facility.

Total equity as of June 30, 2025 increased 1% compared with December 31, 2024. The increase was primarily due to net earnings attributable to Kirby of $170.3 million, amortization of share-based compensation of $11.1 million, and stock option exercises of $0.3 million, partially offset by treasury stock purchases of $132.7 million and tax withholdings of $6.0 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2025	December 31, 2024
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$245,000	$—
Term Loan due July 29, 2027 (a)	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	6,433	8,226
	1,121,433	878,226
Unamortized debt discounts and issuance costs	(3,668)	(3,278)
	$1,117,765	$874,948
(a)
Variable interest rate of 5.6% at June 30, 2025 and December 31, 2024.

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $255.0 million as of June 30, 2025.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity.

The Company has a $15 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of June 30, 2025.

As of June 30, 2025, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2025 first six months with net cash provided by operating activities of $130.5 million compared with $302.6 million for the 2024 first six months, a 57% decrease. The decline in operating cash flows was mainly due to the timing of accounts receivable collections, accounts payable payments and federal income tax payments, as well as an increase in inventories in 2025, partially offset by increased net earnings. The increase in inventories was due to the impact of higher business activity levels and supply delays in KDS resulting in the buildup of inventory for projects, mainly due to power generation orders, which are scheduled to be delivered later in 2025 and into 2026. The increase in net earnings was driven by higher term and spot contract pricing in KMT and improved KDS business activity levels in the commercial and industrial market. During the 2025 and 2024 first six months, the Company generated cash of $11.6 million and $9.1 million, respectively, from proceeds from the disposition of assets, and $0.3 million and $4.1 million, respectively, from proceeds from the exercise of stock options.

For the 2025 first six months, cash generated was used for capital expenditures of $150.2 million, including $130.1 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $20.1 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including electric fracturing equipment, generators, and other related equipment. In addition, the Company used cash of $97.3 million for an equipment acquisition in the 2025 first six months.

Treasury Stock Purchases

During the 2025 first six months, the Company purchased 1.3 million shares of its common stock for $132.7 million, at an average price of $99.41 per share. Subsequent to June 30, 2025 and through August 8, 2025, the Company purchased an additional 0.2 million shares of its common stock for $24.5 million, at an average price of $99.78 per share. As of August 8, 2025, the Company had approximately 1.3 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2025 second quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 8, 2025 the Company also had cash and cash equivalents of $41 million, availability of $360 million under its 2027 Revolving Credit Facility, and $8.2 million available under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $27.4 million at June 30, 2025, including $11.6 million in letters of credit and $15.8 million in performance bonds. All of these instruments have an expiration date within two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2025, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 — April 30, 2025	255,270	$91.18	—	—
May 1 — May 31, 2025	76,630	$103.41	—	—
June 1 — June 30, 2025	—	$—	—	—
Total	331,900	$94.01	—	—

Purchases of the Company’s common stock during the 2025 second quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2025 first six months and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2025 second quarter by the Company’s directors and Section 16 officers.

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

Dated: August 11, 2025