Form 10-Q
period 2025-09-30
KIRBY CORP
filed 2025-11-10
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, 54.2 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,025	$74,444
Accounts receivable:
Trade – less allowance for doubtful accounts	524,072	489,857
Other	95,895	46,888
Inventories – net	423,976	393,898
Prepaid expenses and other current assets	68,863	63,472
Total current assets	1,159,831	1,068,559

Property and equipment	6,360,383	6,123,208
Accumulated depreciation	(2,238,318)	(2,100,242)
Property and equipment – net	4,122,065	4,022,966

Operating lease right-of-use assets	181,407	158,990
Goodwill	438,748	438,748
Other intangibles, net	30,956	34,406
Other assets	130,552	128,283
Total assets	$6,063,559	$5,851,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$7,283	$8,226
Income taxes payable	587	25,417
Accounts payable	222,688	251,354
Accrued liabilities	219,581	236,813
Current portion of operating lease liabilities	44,322	35,727
Deferred revenues	189,309	177,216
Total current liabilities	683,770	734,753

Long-term debt, net – less current portion	1,041,632	866,722
Deferred income taxes	805,006	739,472
Operating lease liabilities – less current portion	159,261	148,170
Other long-term liabilities	10,649	9,587
Total long-term liabilities	2,016,548	1,763,951

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	870,520	868,763
Accumulated other comprehensive income – net	63,988	71,192
Retained earnings	3,241,131	2,978,372
Treasury stock – at cost, 10.7 million shares at September 30, 2025 and 8.2 million at December 31, 2024	(821,007)	(573,061)
Total Kirby stockholders’ equity	3,361,179	3,351,813
Noncontrolling interests	2,062	1,435
Total equity	3,363,241	3,353,248
Total liabilities and equity	$6,063,559	$5,851,952

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$484,941	$486,054	$1,453,652	$1,446,274
Distribution and services	386,220	345,095	1,058,623	1,017,287
Total revenues	871,161	831,149	2,512,275	2,463,561

Costs and expenses:
Costs of sales and operating expenses	580,491	552,091	1,656,065	1,657,004
Selling, general and administrative	87,812	84,119	268,945	254,708
Taxes, other than on income	9,768	8,973	29,140	27,327
Depreciation and amortization	66,873	60,653	196,273	177,777
Gain on disposition of assets	(3,002)	(1,617)	(4,759)	(2,206)
Total costs and expenses	741,942	704,219	2,145,664	2,114,610

Operating income	129,219	126,930	366,611	348,951
Other income	5,557	2,949	15,703	9,306
Interest expense	(11,838)	(12,498)	(35,105)	(38,468)

Earnings before taxes on income	122,938	117,381	347,209	319,789
Provision for taxes on income	(30,200)	(27,350)	(83,823)	(75,861)

Net earnings	92,738	90,031	263,386	243,928
Net earnings attributable to noncontrolling interests	(242)	(63)	(627)	(38)

Net earnings attributable to Kirby	$92,496	$89,968	$262,759	$243,890

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.66	$1.56	$4.67	$4.20
Diluted	$1.65	$1.55	$4.64	$4.17

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net earnings	$92,738	$90,031	$263,386	$243,928

Other comprehensive loss, net of taxes:
Pension and postretirement benefits	(1,732)	(484)	(7,798)	107
Foreign currency translation adjustments	108	(22)	594	(495)
Total other comprehensive loss, net of taxes	(1,624)	(506)	(7,204)	(388)

Total comprehensive income, net of taxes	91,114	89,525	256,182	243,540
Net earnings attributable to noncontrolling interests	(242)	(63)	(627)	(38)

Comprehensive income attributable to Kirby	$90,872	$89,462	$255,555	$243,502

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Cash flows from operating activities:
Net earnings	$263,386	$243,928
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	196,273	177,777
Provision for deferred income taxes	68,142	38,698
Amortization of share-based compensation	14,567	12,837
Amortization of major maintenance costs	22,354	24,965
Other	(3,454)	(126)
Increase (decrease) in cash flows resulting from changes in operating assets and liabilities, net	(203,274)	11,031
Net cash provided by operating activities	357,994	509,110

Cash flows from investing activities:
Capital expenditures	(217,440)	(245,990)
Acquisitions of businesses and marine equipment	(106,450)	(65,232)
Proceeds from disposition of assets	28,334	13,832
Other	(3,000)	—
Net cash used in investing activities	(298,556)	(297,390)

Cash flows from financing activities:
Borrowings (payments) on bank credit facilities, net	174,057	(38,893)
Payment of debt issuance costs	—	(3)
Proceeds from exercise of stock options	262	8,375
Payments related to tax withholding for share-based compensation	(5,977)	(5,356)
Treasury stock purchases	(252,638)	(141,272)
Other	(2,561)	(75)
Net cash used in financing activities	(86,857)	(177,224)
Increase (decrease) in cash and cash equivalents	(27,419)	34,496

Cash and cash equivalents, beginning of year	74,444	32,577
Cash and cash equivalents, end of period	$47,025	$67,073

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$42,787	$46,600
Income taxes paid, net	$80,966	$15,476
Operating cash outflow from operating leases	$38,175	$34,898
Non-cash investing activity:
Capital expenditures included in accounts payable	$10,564	$1,729
Right-of-use assets obtained in exchange for lease obligations	$50,811	$38,730

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2025	65,472	$6,547	$867,143	$65,612	$3,148,635	(9,420)	$(699,867)	$1,820	$3,389,890
Issuance of stock for equity awards, net of forfeitures	—	—	(43)	—	—	—	43	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(20)	—	(20)
Amortization of share-based compensation	—	—	3,420	—	—	—	—	—	3,420
Treasury stock purchases	—	—	—	—	—	(1,314)	(119,965)	—	(119,965)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,198)	—	(1,198)
Total comprehensive income, net of taxes	—	—	—	(1,624)	92,496	—	—	242	91,114
Balance at September 30, 2025	65,472	$6,547	$870,520	$63,988	$3,241,131	(10,734)	$(821,007)	$2,062	$3,363,241

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2024	65,472	$6,547	$862,258	$35,124	$2,845,587	(7,520)	$(488,059)	$1,221	$3,262,678
Stock option exercises	—	—	316	—	—	59	3,964	—	4,280
Issuance of stock for equity awards, net of forfeitures	—	—	(39)	—	—	1	39	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(1)	(17)	—	(17)
Amortization of share-based compensation	—	—	3,438	—	—	—	—	—	3,438
Treasury stock purchases	—	—	—	—	—	(483)	(55,806)	—	(55,806)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(488)	—	(488)
Total comprehensive income, net of taxes	—	—	—	(506)	89,968	—	—	63	89,525
Balance at September 30, 2024	65,472	$6,547	$865,973	$34,618	$2,935,555	(7,944)	$(540,367)	$1,284	$3,303,610

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248
Stock option exercises	—	—	27	—	—	4	235	—	262
Issuance of stock for equity awards, net of forfeitures	—	—	(12,837)	—	—	181	12,837	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(5,977)	—	(5,977)
Amortization of share-based compensation	—	—	14,567	—	—	—	—	—	14,567
Treasury stock purchases	—	—	—	—	—	(2,649)	(252,638)	—	(252,638)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(2,403)	—	(2,403)
Total comprehensive income, net of taxes	—	—	—	(7,204)	262,759	—	—	627	256,182
Balance at September 30, 2025	65,472	$6,547	$870,520	$63,988	$3,241,131	(10,734)	$(821,007)	$2,062	$3,363,241

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2023	65,472	$6,547	$863,963	$35,006	$2,691,665	(6,843)	$(411,750)	$1,246	$3,186,677
Stock option exercises	—	—	1,750	—	—	113	6,625	—	8,375
Issuance of stock for equity awards, net of forfeitures	—	—	(12,577)	—	—	208	12,577	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(68)	(5,356)	—	(5,356)
Amortization of share-based compensation	—	—	12,837	—	—	—	—	—	12,837
Treasury stock purchases	—	—	—	—	—	(1,354)	(141,272)	—	(141,272)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,191)	—	(1,191)
Total comprehensive income, net of taxes	—	—	—	(388)	243,890	—	—	38	243,540
Balance at September 30, 2024	65,472	$6,547	$865,973	$34,618	$2,935,555	(7,944)	$(540,367)	$1,284	$3,303,610

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

(2) Acquisitions

On August 7, 2025, the Company purchased two inland tank barges and one towboat from an undisclosed seller for $9.2 million in cash.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marine transportation segment:
Inland transportation	$379,329	$392,617	$1,168,969	$1,170,459
Coastal transportation	105,612	93,437	284,683	275,815
	$484,941	$486,054	$1,453,652	$1,446,274
Distribution and services segment:
Commercial and industrial	$168,079	$162,285	$501,913	$470,567
Power generation	173,916	111,573	419,157	355,025
Oil and gas	44,225	71,237	137,553	191,695
	$386,220	$345,095	$1,058,623	$1,017,287

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the nine months ended September 30, 2025 and 2024 that were included in the opening contract liability balances were $112.8 million and $101.8 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets as of September 30, 2025 or December 31, 2024.

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

The Company’s two reportable business segments are managed separately by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on invested capital of each segment. Intersegment revenues, based on market-based pricing, of KDS from KMT of $5.6 million and $28.1 million for the three months and nine months ended September 30, 2025, respectively, and $5.0 million and $19.1 million for the three months and nine months ended September 30, 2024, respectively, as well as the related intersegment profit of $0.6 million and $2.8 million for the three months and nine months ended September 30, 2025, respectively, and $0.5 million and $1.9 million for the three months and nine months ended September 30, 2024, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues, depreciation and amortization, and income or loss by reportable segment and total assets (in thousands):

	Three Months Ended September 30,
	2025			2024
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$484,941	$386,220	$871,161	$486,054	$345,095	$831,149

Less:
Costs of sales and operating expenses	300,021	280,049	580,070	296,114	255,835	551,949
Administrative payroll expense	19,141	23,617	42,758	18,502	21,734	40,236
Taxes, other than on income	7,266	2,472	9,738	6,524	2,414	8,938
Depreciation and amortization	54,100	10,949	65,049	49,876	8,921	58,797
Other segment items (a)	15,844	26,464	42,308	15,562	25,813	41,375
Segment operating income	$88,569	$42,669	$131,238	$99,476	$30,378	$129,854

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(5,021)			(4,541)
Gain on disposition of assets			3,002			1,617
Operating income			$129,219			$126,930
Other income			5,557			2,949
Interest expense			(11,838)			(12,498)
Earnings before taxes on income			$122,938			$117,381

	Nine Months Ended September 30,
	2025			2024
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$1,453,652	$1,058,623	$2,512,275	$1,446,274	$1,017,287	$2,463,561

Less:
Costs of sales and operating expenses	889,797	766,608	1,656,405	897,351	758,980	1,656,331
Administrative payroll expense	58,749	71,759	130,508	57,778	66,841	124,619
Taxes, other than on income	21,842	7,216	29,058	21,104	6,142	27,246
Depreciation and amortization	158,954	31,950	190,904	146,772	25,350	172,122
Other segment items (a)	50,105	80,395	130,500	45,934	78,146	124,080
Segment operating income	$274,205	$100,695	$374,900	$277,335	$81,828	$359,163

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(13,048)			(12,418)
Gain on disposition of assets			4,759			2,206
Operating income			$366,611			$348,951
Other income			15,703			9,306
Interest expense			(35,105)			(38,468)
Earnings before taxes on income			$347,209			$319,789
(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	September 30, 2025	December 31, 2024
Total assets:
Marine transportation	$4,707,146	$4,578,616
Distribution and services	1,182,524	1,115,781
Other	173,889	157,555
	$6,063,559	$5,851,952

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2025	December 31, 2024
General corporate assets	$171,050	$154,655
Investment in affiliates	2,839	2,900
	$173,889	$157,555

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due July 29, 2027 (a)	$175,000	$175,000	$—	$—
Term Loan due July 29, 2027 (a)	70,000	70,000	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	500,140	500,000	491,923
3.46% senior notes due January 19, 2033	60,000	54,374	60,000	52,956
3.51% senior notes due January 19, 2033	240,000	218,241	240,000	212,650
Credit line due June 30, 2026	—	—	—	—
Bank notes payable	7,283	7,283	8,226	8,226
	1,052,283	1,025,038	878,226	835,755
Unamortized debt discounts and issuance costs	(3,368)	—	(3,278)	—
	$1,048,915	$1,025,038	$874,948	$835,755
(a)
Variable interest rate of 5.3% at September 30, 2025 and 5.6% at December 31, 2024.

On July 29, 2022, the Company entered into a credit agreement (the “2027 Credit Agreement”) with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million unsecured revolving credit facility (the “2027 Revolving Credit Facility”) and a $250 million unsecured term loan (the “2027 Term Loan”) with a maturity date of July 29, 2027. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $325.0 million as of September 30, 2025.

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

The Company has a $15 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of September 30, 2025.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2025	December 31, 2024
2025	$13,201	$42,202
2026	50,935	38,115
2027	40,984	30,263
2028	30,062	22,860
2029	15,709	12,483
Thereafter	94,925	76,621
Total lease payments	245,816	222,544
Less: imputed interest	(42,233)	(38,647)
Operating lease liabilities	$203,583	$183,897

The following table summarizes lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$13,093	$11,728	$37,036	$34,608
Variable lease cost	68	371	(256)	1,442
Short-term lease cost	10,098	9,515	31,786	28,503
Sublease income	(949)	(836)	(2,820)	(2,520)
	$22,310	$20,778	$65,746	$62,033

The following table summarizes other supplemental information about the Company’s operating leases:

	September 30, 2025	December 31, 2024
Weighted average discount rate	4.7%	4.6%
Weighted average remaining lease term	8 years	8 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation cost	$3,420	$3,438	$14,567	$12,837
Income tax benefit	$847	$786	$3,511	$3,042

During the nine months ended September 30, 2025, the Company granted 131,190 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan that vest ratably over five years. During May 2025, the Company granted 15,384 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) before taxes on income:
United States	$122,673	$117,520	$347,634	$320,265
Foreign	265	(139)	(425)	(476)
	$122,938	$117,381	$347,209	$319,789
Provision (benefit) for taxes on income:
Federal:
Current	$(28,579)	$10,031	$9,229	$29,987
Deferred	54,486	13,547	62,970	35,825
State and local:
Current	230	2,546	6,428	7,103
Deferred	4,039	1,225	5,172	2,873
Foreign - current	24	1	24	73
	$30,200	$27,350	$83,823	$75,861

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation included several significant U.S. income tax provisions that will help reduce the Company’s U.S. federal cash tax payments for the remainder of 2025 and future years. These provisions include 100% bonus tax depreciation and domestic research and development cost expensing. The Company incorporated these provisions effective during the quarter, and they had no material impact on the operational results for the three and nine months ended September 30, 2025. At September 30, 2025, the Company had a federal income tax receivable of $39.7 million included in Accounts receivable – other on the balance sheet.

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings attributable to Kirby	$92,496	$89,968	$262,759	$243,890
Undistributed earnings allocated to restricted shares	(26)	(24)	(40)	(36)
Earnings available to Kirby common stockholders – basic	92,470	89,944	262,719	243,854
Undistributed earnings allocated to restricted shares	26	24	40	36
Undistributed earnings reallocated to restricted shares	(26)	(23)	(40)	(35)
Earnings available to Kirby common stockholders – diluted	$92,470	$89,945	$262,719	$243,855

Shares outstanding:
Weighted average common stock issued and outstanding	55,641	57,767	56,221	58,138
Weighted average unvested restricted stock	(15)	(14)	(9)	(9)
Weighted average common stock outstanding – basic	55,626	57,753	56,212	58,129
Dilutive effect of stock options and restricted stock units	344	433	348	397
Weighted average common stock outstanding – diluted	55,970	58,186	56,560	58,526

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.66	$1.56	$4.67	$4.20
Diluted	$1.65	$1.55	$4.64	$4.17

There were no antidilutive stock options as of September 30, 2025 and 2024. There were no antidilutive RSUs as of September 30, 2025 and 2024.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$340,415	$328,540
Work in process	83,561	65,358
	$423,976	$393,898

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $1.0 million to the Higman pension plan during the nine months ended September 30, 2025. The Company expects to make additional contributions of $0.2 million during the remainder of 2025.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$742	$850	$—	$—
Interest cost	4,547	4,294	10	10
Expected return on plan assets	(6,811)	(6,221)	—	—
Amortization of actuarial (gain) loss	(2,250)	(584)	7	8
Net periodic benefit cost	$(3,772)	$(1,661)	$17	$18

	Pension Benefits
	Pension Plans		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$2,225	$2,547	$—	$—
Interest cost	13,642	12,884	30	29
Expected return on plan assets	(20,432)	(18,663)	—	—
Amortization of actuarial (gain) loss	(6,751)	(1,748)	21	24
Net periodic benefit cost	$(11,316)	$(4,980)	$51	$53

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic benefit cost:
Interest cost	$5	$5	$16	$15
Amortization of actuarial gain	(67)	(70)	(198)	(210)
Net periodic benefit cost	$(62)	$(65)	$(182)	$(195)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(2,310)	$578	$(1,732)	$(646)	$162	$(484)
Foreign currency translation	108	—	108	(22)	—	(22)
Total	$(2,202)	$578	$(1,624)	$(668)	$162	$(506)

	Nine Months Ended September 30,
	2025			2024
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(6,928)	$1,736	$(5,192)	$(1,934)	$491	$(1,443)
Actuarial gains (losses)	(3,477)	871	(2,606)	2,069	(519)	1,550
Foreign currency translation	594	—	594	(495)	—	(495)
Total	$(9,811)	$2,607	$(7,204)	$(360)	$(28)	$(388)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $30.5 million at September 30, 2025, including $11.6 million in letters of credit and $18.9 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$871,161	$831,149	$2,512,275	$2,463,561
Net earnings attributable to Kirby	$92,496	$89,968	$262,759	$243,890
Net earnings per share attributable to Kirby common stockholders – diluted	$1.65	$1.55	$4.64	$4.17
Net cash provided by operating activities			$357,994	$509,110
Capital expenditures			$217,440	$245,990

Cash provided by operating activities for the 2025 first nine months decreased in comparison to the 2024 first nine months primarily due to unfavorable working capital changes driven by the timing of accounts receivable collections, accounts payable payments and federal income tax payments, as well as an increase in inventories in the first nine months of 2025, partially offset by increased net earnings. The increase in inventories was due to the impact of higher business activity levels and supply delays in KDS resulting in the buildup of inventory for projects, mainly due to power generation orders, which are scheduled to be delivered later in 2025 and into 2026. For the 2025 first nine months, capital expenditures of $217.4 million included $186.5 million in KMT and $30.9 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2025 will be in the $260 million to $290 million range. Approximately $180 million to $210 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Up to approximately $80 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased to 23.8% at September 30, 2025 compared to 20.7% at December 31, 2024, primarily due to an increase in debt outstanding. Total equity at September 30, 2025 increased as compared to December 31, 2024 primarily from net earnings attributable to Kirby of $262.8 million, partially offset by treasury stock purchases of $252.6 million. The Company’s debt outstanding as of September 30, 2025 and December 31, 2024 is detailed in Long-Term Financing below.

Marine Transportation

For the 2025 third quarter and first nine months, KMT generated 56% and 58%, respectively, of the Company’s revenues compared to 58% and 59% for the 2024 third quarter and first nine months, respectively. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	September 30,
	2025	2024
Inland tank barges:
Owned	1,073	1,062
Leased	32	33
Total	1,105	1,095
Barrel capacity (in millions)	24.5	24.2

Active inland towboats (quarter average):
Owned	209	216
Chartered	61	71
Total	270	287

Coastal tank barges:
Owned	28	28
Leased	-	-
Total	28	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	24
Chartered	1	1
Total	24	25

Offshore dry-bulk cargo barges (owned)	2	4
Offshore tugboats and docking tugboat (owned and chartered)	3	4

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

During the 2025 first nine months, the Company purchased 16 inland tank barges, brought back into service three inland tank barges, and retired eight inland tank barges, increasing its capacity by approximately 0.3 million barrels.

KMT revenues for both the 2025 third quarter and first nine months were flat, and operating income decreased 11% and 1%, respectively, compared to the 2024 third quarter and first nine months. Revenues for the 2025 first nine months were up 1% compared to the 2024 first nine months as higher spot and term pricing in the inland market over the 2025 first six months and higher term pricing in the coastal market for the 2025 first nine months were offset by lower fuel rebills in both inland and coastal markets. Revenues for the 2025 third quarter were flat as compared to the 2024 third quarter as lower barge utilization and moderating spot market pricing seen in the 2025 third quarter in the inland market were offset by higher term pricing in the coastal market. The decrease in operating income for the 2025 third quarter and first nine months was primarily due to lower barge utilization and moderating spot market prices in the third quarter in the inland market, partially offset by higher term pricing in the coastal market. The 2025 and 2024 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2025 third quarter and first nine months, the inland tank barge fleet contributed 78% and 80%, respectively, and the coastal fleet contributed 22% and 20% of KMT revenues, respectively. For both the 2024 third quarter and first nine months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2025 and 2024 first and second quarters, the mid-80% range during the 2025 third quarter, and the 90% range during the 2024 third quarter. The 2025 third quarter experienced seasonally favorable weather and improved navigational conditions. In addition, the 2025 third quarter was also impacted by a lighter feedstock mix for refinery and chemical customers and fewer barges undergoing maintenance across the industry. The 2025 and 2024 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays. The 2024 second and third quarters were modestly impacted by weather and lock closures. Coastal tank barge utilization levels averaged in the mid to high 90% range during the 2025 and 2024 first, second, and third quarters.

During both the 2025 third quarter and first nine months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. During both the 2024 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2025 third quarter and first nine months represented approximately 57% and 59%, respectively, of inland revenues under term contracts compared with 62% and 61% in the 2024 third quarter and first nine months, respectively. During both the 2025 third quarter and first nine months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. During the 2024 third quarter and first nine months, approximately 99% and 98%, respectively, of KMT coastal revenues were under term contracts and 1% and 2%, respectively, were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2025 third quarter and first nine months compared to 99% and 98% during the 2024 third quarter and first nine months, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2025 compared to contracts renewed during the corresponding quarter of 2024:

Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025
Inland market:
Term increase	3% – 5%	2% – 4%	0% – 2%
Spot increase	6% – 8%	6% – 8%	(2)% – (4)%
Coastal market (a):
Term increase	24% – 26%	24% – 26%	14% – 16%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2025, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts in the 3% to 5% range, excluding fuel.

KMT operating margin was 18.3% and 18.9% for the 2025 third quarter and first nine months, respectively, compared to 20.5% and 19.2% for the 2024 third quarter and first nine months, respectively.

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

For the 2025 third quarter and first nine months, KDS generated 44% and 42% of the Company’s revenues, respectively, of which 79% and 84%, respectively, were generated from service and parts and 21% and 16%, respectively, from manufacturing. The results of KDS are largely influenced by the economic cycles of the oil and gas, marine, power generation, on-highway, and other related industrial markets.

KDS revenues for the 2025 third quarter and first nine months increased 12% and 4%, respectively, compared with the 2024 third quarter and first nine months. KDS operating income for the 2025 third quarter and first nine months increased 40% and 23%, respectively, compared with the 2024 third quarter and first nine months. In the commercial and industrial market, revenues and operating income increased compared to the 2024 third quarter and first nine months due to higher business levels in marine repair. For the 2025 third quarter and first nine months, the commercial and industrial market contributed 44% and 47% of KDS revenues, respectively.

In the power generation market, revenues and operating income increased compared to the 2024 third quarter and first nine months due to increased demand for backup and critical power applications. For the 2025 third quarter and first nine months, the power generation market contributed 45% and 40% of KDS revenues, respectively.

In the oil and gas market, revenues decreased compared to the 2024 third quarter and first nine months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. Operating income in the oil and gas market increased compared to the 2024 third quarter and first nine months due to product mix and ongoing cost management initiatives. For the 2025 third quarter and first nine months, the oil and gas market contributed 11% and 13% of KDS revenues, respectively.

KDS operating margin was 11.0% and 9.5% for the 2025 third quarter and first nine months, respectively, compared to 8.8% and 8.0% for the 2024 third quarter and first nine months, respectively.

Outlook

Overall, the Company expects to deliver improved financial results in 2025. In KMT, the Company expects barge utilization rates in the 2025 fourth quarter to improve over the 2025 third quarter. The coastal marine market conditions remain very favorable. In KDS, growth in the power generation market is expected to offset softness in oil and gas markets, and the on-highway service and repair business continues to modestly improve despite the ongoing trucking recession. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates, tariffs and possible recessionary headwinds as it moves through the 2025 fourth quarter and into 2026.

In the inland marine transportation market for the remainder of 2025, the Company continues to see inflationary pressures persisting which continue to drive up operating costs. These continuing cost pressures, along with limited new barge construction and the increasing cost of equipment, should continue to put upward pressure on prices over the long-term. In the near term, however, term and spot market pricing could face headwinds if short-term market softness experienced in the 2025 third quarter re-emerges. In the coastal marine transportation market in 2025, market conditions remain very favorable with steady customer demand. This is expected to keep barge utilization at high levels with improved rates as the availability of equipment is limited across the industry given there are currently no new ATBs under construction.

The Company expects improved results in KDS in 2025 driven by increased orders in the power generation market, partially offset by near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair remains soft but has shown some recent modest improvement. In power generation, the Company anticipates continued strong growth in orders as data center demand and the need for backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the transition from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times and supply delays for certain original equipment manufacturer products to continue in the 2025 fourth quarter and into 2026.

Acquisitions

On August 7, 2025, the Company purchased two inland tank barges and one towboat from an undisclosed seller for $9.2 million in cash.

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

Financing of these purchases was through borrowings under the Company’s 2027 Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	%	2024	%	2025	%	2024	%
Marine transportation	$484,941	56%	$486,054	58%	$1,453,652	58%	$1,446,274	59%
Distribution and services	386,220	44	345,095	42	1,058,623	42	1,017,287	41
	$871,161	100%	$831,149	100%	$2,512,275	100%	$2,463,561	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Marine transportation revenues	$484,941	$486,054	—	$1,453,652	$1,446,274	1%

Costs and expenses:
Costs of sales and operating expenses	300,021	296,114	1	889,797	897,351	(1)
Selling, general and administrative	34,985	34,064	3	108,854	103,712	5
Taxes, other than on income	7,266	6,524	11	21,842	21,104	3
Depreciation and amortization	54,100	49,876	8	158,954	146,772	8
	396,372	386,578	3	1,179,447	1,168,939	1
Operating income	$88,569	$99,476	(11)%	$274,205	$277,335	(1)%
Operating margins	18.3%	20.5%		18.9%	19.2%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2025 Third Quarter Revenue Distribution	2025 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	48%	49%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	25%	26%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	24%	22%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for both the 2025 third quarter and first nine months were flat, and operating income decreased 11% and 1%, respectively, compared to the 2024 third quarter and first nine months. Revenues for the 2025 first nine months were up 1% compared to the 2024 first nine months as higher spot and term pricing in the inland market over the 2025 first six months and higher term pricing in the coastal market for the 2025 first nine months were offset by lower fuel rebills in both inland and coastal markets. Revenues for the 2025 third quarter were flat as compared to the 2024 third quarter as lower barge utilization and moderating spot market pricing seen in the 2025 third quarter in the inland market were offset by higher term pricing in the coastal market. The decrease in operating income for the 2025 third quarter and first nine months was primarily due to lower barge utilization and moderating spot market prices in the third quarter in the inland market, partially offset by higher term pricing in the coastal market. The 2025 and 2024 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast and various lock closures. For the 2025 third quarter and first nine months, the inland tank barge fleet contributed 78% and 80%, respectively, and the coastal fleet contributed 22% and 20% of KMT revenues, respectively. For both the 2024 third quarter and first nine months, the inland tank barge fleet contributed 81% and the coastal fleet contributed 19% of KMT revenues.

Inland tank barge utilization levels averaged in the low to mid-90% range during the 2025 and 2024 first and second quarters, the mid-80% range during the 2025 third quarter, and the 90% range during the 2024 third quarter. The 2025 third quarter experienced seasonally favorable weather and improved navigational conditions. In addition, the 2025 third quarter was also impacted by a lighter feedstock mix for refinery and chemical customers and fewer barges undergoing maintenance across the industry. The 2025 and 2024 first quarters were impacted by high winds and heavy fog along the Gulf Coast and lock delays. The 2024 second and third quarters were modestly impacted by weather and lock closures. Coastal tank barge utilization levels averaged in the mid to high 90% range during the 2025 and 2024 first, second, and third quarters.

The petrochemical market, which is the Company’s largest market, contributed 48% and 49% of KMT revenues for the 2025 third quarter and first nine months, respectively, reflecting steady rates, volumes and utilization from Gulf Coast petrochemical plants as compared to the 2024 third quarter and first nine months.

The black oil market, which contributed 25% and 26% of KMT revenues for the 2025 third quarter and first nine months, respectively, reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2025 first nine months, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 24% and 22% of KMT revenues for the 2025 third quarter and first nine months, respectively, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2024 third quarter and first nine months.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2025 third quarter and first nine months reflected stable demand for transportation of both domestically produced and imported products as compared to the 2024 third quarter and first nine months.

For the 2025 third quarter, inland operations incurred 1,442 delay days, 30% fewer than the 2,061 delay days that occurred during the 2024 third quarter. For the 2025 first nine months, inland operations incurred 8,791 delay days, 1% fewer than the 8,902 delay days that occurred during the 2024 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected very favorable seasonal weather and improved navigational conditions in the 2025 third quarter, and poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2025 and 2024 first quarters.

During both the 2025 third quarter and first nine months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. During both the 2024 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. Inland time charters during the 2025 third quarter and first nine months represented approximately 57% and 59%, respectively, of inland revenues under term contracts compared with 62% and 61% in the 2024 third quarter and first nine months, respectively. During both the 2025 third quarter and first nine months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. During the 2024 third quarter and first nine months, approximately 99% and 98%, respectively, of KMT coastal revenues were under term contracts and 1% and 2%, respectively, were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2025 third quarter and first nine months compared to 99% and 98% during the 2024 third quarter and first nine months, respectively. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2025 compared to contracts renewed during the corresponding quarter of 2024:

Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025
Inland market:
Term increase	3% – 5%	2% – 4%	0% – 2%
Spot increase	6% – 8%	6% – 8%	(2)% – (4)%
Coastal market (a):
Term increase	24% – 26%	24% – 26%	14% – 16%
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

Marine Transportation Costs and Expenses

Costs and expenses for both the 2025 third quarter and first nine months increased 3% and 1%, respectively, compared to the 2024 third quarter and first nine months. Costs of sales and operating expenses for the 2025 third quarter and first nine months were flat compared with the 2024 third quarter and first nine months. The results for the 2025 third quarter and first nine months were driven by inflationary cost pressures including wage increases that went into effect on July 1, 2025. Fuel costs were slightly higher in the 2025 third quarter as compared to the 2024 third quarter but lower in the 2025 first nine months as compared to the 2024 first nine months.

The inland marine transportation fleet operated an average of 270 towboats during the 2025 third quarter, of which an average of 61 were chartered, compared to 287 during the 2024 third quarter, of which an average of 71 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2025 third quarter, inland operations consumed 12.5 million gallons of diesel fuel compared to 11.3 million gallons consumed during the 2024 third quarter. The average price per gallon of diesel fuel consumed during the 2025 third quarter was $2.46 per gallon compared with $2.65 per gallon for the 2024 third quarter. During the 2025 first nine months, inland operations consumed 37.0 million gallons of diesel fuel compared to 35.3 million gallons consumed during the 2024 first nine months. The average price per gallon of diesel fuel consumed during the 2025 first nine months was $2.46 per gallon compared with $2.77 per gallon for the 2024 first nine months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2025 third quarter and first nine months increased 3% and 5%, respectively, compared to the 2024 third quarter and first nine months. The increase in selling, general and administrative expenses for the 2025 third quarter and first nine months as compared to the 2024 third quarter and first nine months was primarily due to continued inflationary cost pressures, including higher medical costs, and salary and wage increases that went into effect on July 1, 2025. The 2025 first nine months was also impacted by an increase in the provision for credit losses related to a certain customer during the 2025 first quarter.

Depreciation and amortization for both the 2025 third quarter and first nine months increased 8% compared to the 2024 third quarter and first nine months. The increase was primarily due to capital additions during 2024 and the first nine months of 2025, as well as equipment acquisitions.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2025 third quarter and first nine months decreased 11% and 1% compared with the 2024 third quarter and first nine months, respectively. The 2025 third quarter operating margin was 18.3% compared with 20.5% for the 2024 third quarter. The 2025 first nine months operating margin was 18.9% compared with 19.2% for the 2024 first nine months. The decrease in operating income and operating margin were primarily due to lower barge utilization and moderating spot market prices in the inland market in the 2025 third quarter, partially offset by higher term pricing in the coastal market.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Distribution and services revenues	$386,220	$345,095	12%	$1,058,623	$1,017,287	4%

Costs and expenses:
Costs of sales and operating expenses	280,049	255,835	9	766,608	758,980	1
Selling, general and administrative	50,081	47,547	5	152,154	144,987	5
Taxes, other than on income	2,472	2,414	2	7,216	6,142	17
Depreciation and amortization	10,949	8,921	23	31,950	25,350	26
	343,551	314,717	9	957,928	935,459	2
Operating income	$42,669	$30,378	40%	$100,695	$81,828	23%
Operating margins	11.0%	8.8%		9.5%	8.0%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2025 Third Quarter Revenue Distribution	2025 Nine Months Revenue Distribution	Customers
Commercial and Industrial	44%	47%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	45%	40%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	11%	13%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2025 third quarter and first nine months increased 12% and 4%, respectively, compared with the 2024 third quarter and first nine months. KDS operating income for the 2025 third quarter and first nine months increased 40% and 23%, respectively, compared with the 2024 third quarter and first nine months.

In the commercial and industrial market, revenues and operating income increased compared to the 2024 third quarter and first nine months due to higher business levels in marine repair. In the power generation market, revenues and operating income increased compared to the 2024 third quarter and first nine months due to increased demand for backup and critical power applications. In the oil and gas market, revenues decreased compared to the 2024 third quarter and first nine months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. Operating income in the oil and gas market increased compared to the 2024 third quarter and first nine months due to product mix and ongoing cost management initiatives.

Distribution and Services Costs and Expenses

Costs and expenses for the 2025 third quarter and first nine months increased 9% and 2%, respectively, compared with the 2024 third quarter and first nine months. Costs of sales and operating expenses for the 2025 third quarter and first nine months increased 9% and 1%, respectively, compared with the 2024 third quarter and first nine months. The increase for the 2025 third quarter and first nine months reflected higher deliveries of power generation equipment, partially offset by lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2025 third quarter and first nine months increased 5% compared to the 2024 third quarter and first nine months, reflecting higher business activity levels, inflationary cost pressures, including higher medical costs, and salary and wage increases that went into effect July 1, 2025.

Depreciation and amortization for the 2025 third quarter and first nine months increased 23% and 26%, respectively, compared to the 2024 third quarter and first nine months. The increase was primarily due to capital additions during 2024 and the first nine months of 2025 including additions to the equipment rental fleet.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2025 third quarter and first nine months increased 40% and 23%, respectively, compared with the 2024 third quarter and first nine months. The 2025 third quarter operating margin was 11.0% compared to 8.8% for the 2024 third quarter. The 2025 first nine months operating margin was 9.5% compared to 8.0% for the 2024 first nine months. The results reflect increased demand in power generation from data centers and prime power customers and higher marine repair activity and deliveries of electric fracturing equipment, partially offset by lower conventional oilfield activity.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $3.0 million and $1.6 million for the 2025 and 2024 third quarters, respectively. The Company reported a net gain on disposition of assets of $4.8 million and $2.2 million for the 2025 and 2024 first nine months, respectively. The net gains were primarily from sales of marine transportation equipment.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Other income	$5,557	$2,949	88%	$15,703	$9,306	69%
Noncontrolling interests	$(242)	$(63)	284%	$(627)	$(38)	(1550)%
Interest expense	$(11,838)	$(12,498)	(5)%	$(35,105)	$(38,468)	(9)%

Other Income

Other income for the 2025 and 2024 third quarters includes income of $4.6 million and $2.6 million, respectively, and the 2025 and 2024 first nine months includes income of $13.7 million and $7.7 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average debt	$1,057,714	$1,034,089	$1,051,279	$1,053,875
Average interest rate	4.5%	4.7%	4.5%	4.8%

Interest expense for the 2025 third quarter and first nine months decreased 5% and 9%, respectively, compared with the 2024 third quarter and first nine months, primarily due to a lower average interest rate in the 2025 third quarter and first nine months. Interest expense excludes capitalized interest for the 2025 third quarter and first nine months of $0.3 million and $0.8 million, respectively. There was no capitalized interest excluded from interest expense during the 2024 first nine months.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2025	December 31, 2024	% Change
Assets:
Current assets	$1,159,831	$1,068,559	9%
Property and equipment, net	4,122,065	4,022,966	2
Operating lease right-of-use assets	181,407	158,990	14
Goodwill	438,748	438,748	—
Other intangibles, net	30,956	34,406	(10)
Other assets	130,552	128,283	2
	$6,063,559	$5,851,952	4%

Liabilities and stockholders’ equity:
Current liabilities	$683,770	$734,753	(7)%
Long-term debt, net – less current portion	1,041,632	866,722	20
Deferred income taxes	805,006	739,472	9
Operating lease liabilities – less current portion	159,261	148,170	7
Other long-term liabilities	10,649	9,587	11
Total equity	3,363,241	3,353,248	—
	$6,063,559	$5,851,952	4%

Current assets as of September 30, 2025 increased 9% compared with December 31, 2024. Trade accounts receivable increased 7% primarily due to higher business activity levels in both KMT and KDS. Accounts receivable – other increased 105% due to a federal income tax receivable associated with the OBBBA. Inventories – net increased 8% primarily due to the impact of higher business activity levels and efforts to manage supply in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered later in 2025 and into 2026.

Property and equipment, net of accumulated depreciation, at September 30, 2025 increased 2% compared with December 31, 2024. The increase reflected $206.9 million of capital additions (net of a decrease in accrued capital expenditures of $10.6 million) and $106.5 million of equipment acquisitions in the 2025 first nine months, partially offset by $189.7 million of depreciation expense and $24.5 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of September 30, 2025 increased 14% compared with December 31, 2024, primarily due to new leases acquired in the 2025 first nine months, partially offset by lease amortization expense.

Other intangibles, net, as of September 30, 2025 decreased 10% compared with December 31, 2024, due to amortization during the 2025 first nine months partially offset by a $3.0 million intellectual property intangible asset acquired in the 2025 second quarter.

Other assets as of September 30, 2025 increased 2% compared with December 31, 2024, primarily due to additional deferred major maintenance drydock expenditures incurred during the 2025 first nine months, partially offset by amortization of drydock expenditures.

Current liabilities as of September 30, 2025 decreased 7% compared with December 31, 2024. Income taxes payable decreased 98% primarily due to timing of federal income tax payments. Accrued liabilities decreased 7% primarily from payment during the 2025 first nine months of employee incentive compensation accrued during 2024.

Long-term debt, net – less current portion, as of September 30, 2025 increased 20% compared with December 31, 2024, primarily reflecting increased borrowings under the 2027 Revolving Credit Facility.

Total equity as of September 30, 2025 was flat compared with December 31, 2024. Net earnings attributable to Kirby of $262.8 million, amortization of share-based compensation of $14.6 million, and stock option exercises of $0.3 million were partially offset by treasury stock purchases of $252.6 million and tax withholdings of $6.0 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2025	December 31, 2024
Long-term debt, including current portion:
Revolving Credit Facility due July 29, 2027 (a)	$175,000	$—
Term Loan due July 29, 2027 (a)	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	7,283	8,226
	1,052,283	878,226
Unamortized debt discounts and issuance costs	(3,368)	(3,278)
	$1,048,915	$874,948
(a)
Variable interest rate of 5.3% at September 30, 2025 and 5.6% at December 31, 2024.

On July 29, 2022, the Company entered into the 2027 Credit Agreement with a group of commercial banks, with JPMorgan Chase Bank, N.A. as the administrative agent bank that allows for a $500 million 2027 Revolving Credit Facility and a $250 million 2027 Term Loan with a maturity date of July 29, 2027. In the fourth quarter of 2022, the Company repaid $80 million under the 2027 Term Loan prior to scheduled maturities. In the fourth quarter of 2024, the Company repaid $100 million under the 2027 Term Loan prior to scheduled maturities. As a result, no repayments are required until March 31, 2027. Future repayments under the 2027 Term Loan are excluded from short term liabilities because the Company intends to use availability under the 2027 Revolving Credit Facility to repay these amounts upon maturity. Outstanding letters of credit under the 2027 Revolving Credit Facility were $6,000 and available borrowing capacity was $325.0 million as of September 30, 2025.

On February 3, 2022, the Company entered into a note purchase agreement for the 2033 Notes with a group of institutional investors, consisting of $60 million Series A Notes and $240 million Series B Notes, each due January 19, 2033. The Series A Notes were issued on October 20, 2022, and the Series B Notes were issued on January 19, 2023. No principal payments will be required until maturity.

The Company has a $15 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $6.8 million and available borrowing capacity was $8.2 million as of September 30, 2025.

As of September 30, 2025, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2025 first nine months with net cash provided by operating activities of $358.0 million compared with $509.1 million for the 2024 first nine months, a 30% decrease. The decline in operating cash flows was mainly due to the timing of accounts receivable collections, accounts payable payments and federal income tax payments, as well as an increase in inventories in 2025, partially offset by increased net earnings. The increase in inventories was due to the impact of higher business activity levels and efforts to manage supply in KDS resulting in the buildup of inventory for projects, mainly due to power generation orders, which are scheduled to be delivered later in 2025 and into 2026. The increase in net earnings was driven by higher term contract pricing in the KMT coastal market, higher spot and term pricing in the KMT inland market during the 2025 first six months, and improved KDS business activity levels in the commercial and industrial and power generation markets, partially offset by lower spot market pricing and barge utilization in the 2025 third quarter in the KMT inland market. During the 2025 and 2024 first nine months, the Company generated cash of $28.3 million and $13.8 million, respectively, from proceeds from the disposition of assets, and $0.3 million and $8.4 million, respectively, from proceeds from the exercise of stock options.

For the 2025 first nine months, cash generated was used for capital expenditures of $217.4 million, including $187.1 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $30.3 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including electric fracturing equipment, power generators, and other related equipment. In addition, the Company used cash of $106.5 million for equipment acquisitions in the 2025 first nine months.

Treasury Stock Purchases

During the 2025 first nine months, the Company purchased 2.6 million shares of its common stock for $252.6 million, at an average price of $95.38 per share. Subsequent to September 30, 2025 and through November 7, 2025, the Company purchased an additional 0.5 million shares of its common stock for $43.6 million, at an average price of $87.10 per share. On September 8, 2025, the Board approved an eight million share increase in the Company’s purchase authorization. As of November 7, 2025, the Company had approximately 7.7 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2025 third quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 7, 2025 the Company also had cash and cash equivalents of $70 million, availability of $345 million under its 2027 Revolving Credit Facility, and $8.2 million available under its Credit Line.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $30.5 million at September 30, 2025, including $11.6 million in letters of credit and $18.9 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2025, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 — July 31, 2025	—	$—	—	—
August 1 — August 31, 2025	548,201	$99.00	—	—
September 1 — September 30, 2025	765,808	$85.78	—	—
Total	1,314,009	$91.30	—	—

Purchases of the Company’s common stock during the 2025 third quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2025 first nine months and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2025 third quarter by the Company’s directors and Section 16 officers.

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

Dated: November 10, 2025