Form 10-Q
period 2026-03-31
KIRBY CORP
filed 2026-05-08
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, 53.5 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,014	$78,775
Accounts receivable:
Trade – less allowance for doubtful accounts	536,350	473,497
Other	66,963	69,622
Inventories – net	418,076	398,026
Prepaid expenses and other current assets	62,732	57,935
Total current assets	1,142,135	1,077,855

Property and equipment	6,521,037	6,392,985
Accumulated depreciation	(2,358,118)	(2,294,927)
Property and equipment – net	4,162,919	4,098,058

Operating lease right-of-use assets	179,662	193,276
Goodwill	438,748	438,748
Other intangibles, net	27,976	30,165
Other assets	167,763	169,943
Total assets	$6,119,203	$6,008,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$6,092	$7,357
Accounts payable	263,110	218,614
Accrued liabilities	200,854	232,623
Current portion of operating lease liabilities	42,221	45,766
Deferred revenues	205,187	202,164
Total current liabilities	717,464	706,524

Long-term debt, net – less current portion	977,292	911,924
Deferred income taxes	835,396	826,373
Operating lease liabilities – less current portion	159,422	169,854
Other long-term liabilities	12,954	10,577
Total long-term liabilities	1,985,064	1,918,728

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	870,284	873,249
Accumulated other comprehensive income – net	84,121	86,342
Retained earnings	3,414,138	3,332,941
Treasury stock – at cost, 12 million shares at March 31, 2026 and 11.7 million at December 31, 2025	(960,825)	(918,567)
Total Kirby stockholders’ equity	3,414,265	3,380,512
Noncontrolling interests	2,410	2,281
Total equity	3,416,675	3,382,793
Total liabilities and equity	$6,119,203	$6,008,045

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$497,183	$476,149
Distribution and services	346,916	309,510
Total revenues	844,099	785,659

Costs and expenses:
Costs of sales and operating expenses	558,529	512,336
Selling, general and administrative	101,260	95,287
Taxes, other than on income	9,852	8,830
Depreciation and amortization	68,238	63,730
Gain on disposition of assets	(1,453)	(70)
Total costs and expenses	736,426	680,113

Operating income	107,673	105,546
Other income	7,281	5,334
Interest expense	(10,250)	(10,537)

Earnings before taxes on income	104,704	100,343
Provision for taxes on income	(23,378)	(24,073)

Net earnings	81,326	76,270
Net earnings attributable to noncontrolling interests	(129)	(284)

Net earnings attributable to Kirby	$81,197	$75,986

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.51	$1.33
Diluted	$1.50	$1.33

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net earnings	$81,326	$76,270

Other comprehensive loss, net of taxes:
Pension and postretirement benefits	(2,359)	(1,867)
Foreign currency translation adjustments	138	308
Total other comprehensive loss, net of taxes	(2,221)	(1,559)

Total comprehensive income, net of taxes	79,105	74,711
Net earnings attributable to noncontrolling interests	(129)	(284)

Comprehensive income attributable to Kirby	$78,976	$74,427

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Cash flows from operating activities:
Net earnings	$81,326	$76,270
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	68,238	63,730
Provision for deferred income taxes	9,813	2,570
Amortization of share-based compensation	10,143	7,847
Amortization of major maintenance costs	6,703	7,185
Other	782	1,246
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(79,355)	(122,307)
Net cash provided by operating activities	97,650	36,541

Cash flows from investing activities:
Capital expenditures	(48,256)	(78,687)
Acquisitions of businesses and marine equipment	(81,400)	(97,250)
Proceeds from disposition of assets	2,708	81
Net cash used in investing activities	(126,948)	(175,856)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	133,735	224,110
Payments on long-term debt	(70,000)	—
Payment of debt issuance costs	(132)	—
Proceeds from exercise of stock options	4,308	262
Payments related to tax withholding for share-based compensation	(6,671)	(5,949)
Treasury stock purchases	(52,675)	(101,473)
Other	(28)	(1,001)
Net cash provided by financing activities	8,537	115,949
Decrease in cash and cash equivalents	(20,761)	(23,366)

Cash and cash equivalents, beginning of year	78,775	74,444
Cash and cash equivalents, end of period	$58,014	$51,078

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$18,778	$17,711
Income taxes paid, net	$713	$24,994
Operating cash outflow from operating leases	$13,447	$11,749
Non-cash investing activity:
Capital expenditures included in accounts payable	$(2,274)	$(12,011)
Right-of-use assets obtained in exchange for lease obligations	$4,946	$5,516

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2025	65,472	$6,547	$873,249	$86,342	$3,332,941	(11,701)	$(918,567)	$2,281	$3,382,793
Stock option exercises	—	—	(329)	—	—	59	4,637	—	4,308
Issuance of stock for equity awards, net of forfeitures	—	—	(12,779)	—	—	162	12,779	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(6,671)	—	(6,671)
Amortization of share-based compensation	—	—	10,143	—	—	—	—	—	10,143
Treasury stock purchases	—	—	—	—	—	(428)	(52,675)	—	(52,675)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(328)	—	(328)
Total comprehensive income, net of taxes	—	—	—	(2,221)	81,197	—	—	129	79,105
Balance at March 31, 2026	65,472	$6,547	$870,284	$84,121	$3,414,138	(11,962)	$(960,825)	$2,410	$3,416,675

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248
Stock option exercises	—	—	27	—	—	4	235	—	262
Issuance of stock for equity awards, net of forfeitures	—	—	(11,630)	—	—	165	11,630	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(5,949)	—	(5,949)
Amortization of share-based compensation	—	—	7,847	—	—	—	—	—	7,847
Treasury stock purchases	—	—	—	—	—	(1,003)	(101,473)	—	(101,473)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(892)	—	(892)
Total comprehensive income, net of taxes	—	—	—	(1,559)	75,986	—	—	284	74,711
Balance at March 31, 2025	65,472	$6,547	$865,007	$69,633	$3,054,358	(9,104)	$(669,510)	$1,719	$3,327,754

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis for Preparation of the Condensed Financial Statements

The condensed financial statements included herein have been prepared by Kirby Corporation and its consolidated subsidiaries (“Kirby” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies normally included in annual financial statements, have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain reclassifications have been made to reflect the current presentation of financial information.

(2) Acquisitions

On March 17, 2026, the Company purchased 23 inland tank barges with a total capacity of 653,000 barrels, including five specialty barges, and three high horsepower towboats from an undisclosed seller for $95.8 million. The Company paid $81.4 million in cash in March 2026 with the remaining $14.4 million to be paid in the 2026 second quarter when delivery of all vessels has been completed. The 23 tank barges, including five specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 23 barges was 19 years.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended March 31,
	2026	2025
Marine transportation segment:
Inland transportation	$394,125	$392,499
Coastal transportation	103,058	83,650
	$497,183	$476,149
Distribution and services segment:
Commercial and industrial	$161,646	$160,228
Power generation	151,754	104,502
Oil and gas	33,516	44,780
	$346,916	$309,510

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the three months ended March 31, 2026 and 2025 that were included in the opening contract liability balances were $64.7 million and $60.2 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets as of March 31, 2026 or December 31, 2025.

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

Distribution and Services Segment (“KDS”) — Provides equipment, after-market parts and services for power generation systems in applications that include behind the meter power systems and emergency backup systems, after-market and genuine replacement parts and services for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and controls systems, and related equipment used in power generation, marine, on-highway, oilfield services, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high-capacity lift trucks, construction equipment, and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units and electric fracturing systems, electric power generation equipment, and specialized electrical distribution and control equipment for data centers, oilfield service, railroad, and other industrial customers.

The Company’s two reportable business segments are managed separately by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on invested capital of each segment. Intersegment revenues, based on market-based pricing, of KDS from KMT of $7.9 million for the three months ended March 31, 2026, and $11.1 million for the three months ended March 31, 2025, as well as the related intersegment profit of $0.8 million for the three months ended March 31, 2026, and $1.1 million for the three months ended March 31, 2025, have been eliminated from the tables below.

The following tables set forth the Company’s revenues, depreciation and amortization, and income or loss by reportable segment and total assets (in thousands):

	Three Months Ended March 31,
	2026			2025
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$497,183	$346,916	$844,099	$476,149	$309,510	$785,659

Less:
Costs of sales and operating expenses	300,824	257,284	558,108	290,987	222,228	513,215
Administrative payroll expense	22,388	25,486	47,874	21,230	24,936	46,166
Taxes, other than on income	7,567	2,261	9,828	6,452	2,353	8,805
Depreciation and amortization	55,336	10,954	66,290	51,672	10,319	61,991
Other segment items (a)	21,413	27,585	48,998	19,224	27,083	46,307
Segment operating income	$89,655	$23,346	$113,001	$86,584	$22,591	$109,175

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(6,781)			(3,699)
Gain on disposition of assets			1,453			70
Operating income			$107,673			$105,546
Other income			7,281			5,334
Interest expense			(10,250)			(10,537)
Earnings before taxes on income			$104,704			$100,343
(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	March 31, 2026	December 31, 2025
Total assets:
Marine transportation	$4,784,066	$4,705,692
Distribution and services	1,175,868	1,111,549
Other	159,269	190,804
	$6,119,203	$6,008,045

The following table presents the details of “Other” total assets (in thousands):

	March 31, 2026	December 31, 2025
General corporate assets	$155,639	$187,616
Investment in affiliates	3,630	3,188
	$159,269	$190,804

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 26, 2031 (a)	$180,000	$180,000	$45,000	$45,000
Term Loan due July 29, 2027 (b)	—	—	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	497,998	500,000	506,089
3.46% senior notes due January 19, 2033	60,000	54,258	60,000	55,093
3.51% senior notes due January 19, 2033	240,000	217,735	240,000	221,128
Credit line due June 30, 2026	—	—	—	—
Bank notes payable	6,092	6,092	7,357	7,357
	986,092	956,083	922,357	904,667
Unamortized debt discounts and issuance costs	(2,708)	—	(3,076)	—
	$983,384	$956,083	$919,281	$904,667
(a)
Variable interest rate of 4.7% at March 31, 2026 and 5.0% at December 31, 2025.
(b)
Variable interest rate of 5.0% at December 31, 2025.

On March 26, 2026, the Company entered into an amended and restated credit agreement (the “2031 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and certain lenders and issuing banks party thereto. The 2031 Credit Agreement amends and restates in its entirety the Company’s existing credit agreement, dated as of July 29, 2022 (the “2027 Credit Agreement”), extending the term of the facility to March 26, 2031 (the “Maturity Date”), increasing the revolving credit facility commitments to $750 million, and removing the term loan credit facility. Under the 2031 Credit Agreement, the Company has the option, subject to customary conditions and consent of the participating lenders, to increase the size of the revolving credit facility commitments and to add term loan commitments up to an aggregate additional $500 million.

Borrowings under the 2031 Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an interest rate margin which ranges from 87.5 to 150 basis points for SOFR loans and 0 to 50 basis points for base rate loans based on the Company’s credit rating. The commitment fee on the unused available credit ranges from 7 to 20 basis points based on the Company’s credit rating. The Maturity Date may be extended for up to two additional one-year periods with the consent of the Company and lenders holding at least 50 percent of the commitments under the 2031 Credit Agreement. The 2031 Credit Agreement contains customary provisions regarding permitted uses, events of default, and covenants substantively similar to those in the 2027 Credit Agreement, including the maintenance of an interest coverage ratio of no less than 2.5 to 1.0 and a debt to capitalization of no more than or equal to 60 percent (with all calculations based on definitions contained in the 2031 Credit Agreement). Outstanding letters of credit under the 2031 Revolving Credit Facility were $6,000 and available borrowing capacity was $570.0 million as of March 31, 2026.

The Company has a $15 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $7.6 million and available borrowing capacity was $7.4 million as of March 31, 2026.

(6) Leases

The Company currently leases various facilities and equipment under cancelable and noncancelable operating leases. The accounting for the Company’s leases may require judgments, which include determining whether a contract contains a lease, allocating the consideration between lease and non-lease components, and determining the incremental borrowing rates. Leases with an initial noncancelable term of 12 months or less are not recorded on the balance sheets and related lease expense is recognized on a straight-line basis over the lease term. The Company has also elected to combine lease and non-lease components on all classes of leased assets, except for leased towing vessels, for which the Company estimates approximately 70% of the costs relate to service costs and other non-lease components. Variable lease costs relate primarily to real estate executory costs (i.e. taxes, insurance and maintenance).

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	March 31, 2026	December 31, 2025
2026	$38,563	$54,278
2027	41,830	44,246
2028	31,825	33,245
2029	19,600	18,855
2030	15,288	14,522
Thereafter	99,910	97,566
Total lease payments	247,016	262,712
Less: imputed interest	(45,373)	(47,092)
Operating lease liabilities	$201,643	$215,620

The following table summarizes lease costs (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$13,241	$11,985
Variable lease cost	(651)	(15)
Short-term lease cost	8,553	10,675
Sublease income	(905)	(860)
	$20,238	$21,785

The following table summarizes other supplemental information about the Company’s operating leases:

	March 31, 2026	December 31, 2025
Weighted average discount rate	4.7%	4.7%
Weighted average remaining lease term	8 years	8 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Compensation cost	$10,143	$7,847
Income tax benefit	$2,262	$1,883

During the three months ended March 31, 2026, the Company granted 131,250 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan that vest ratably over five years. During May 2026, the Company granted 11,136 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision for taxes on income were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Earnings (loss) before taxes on income:
United States	$104,746	$100,574
Foreign	(42)	(231)
	$104,704	$100,343
Provision for taxes on income:
Federal:
Current	$12,275	$18,166
Deferred	7,940	1,545
State and local:
Current	1,093	3,337
Deferred	1,873	1,025
Foreign - current	197	—
	$23,378	$24,073

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net earnings attributable to Kirby	$81,197	$75,986
Undistributed earnings allocated to restricted shares	—	—
Earnings available to Kirby common stockholders – basic	81,197	75,986
Undistributed earnings allocated to restricted shares	—	—
Undistributed earnings reallocated to restricted shares	—	—
Earnings available to Kirby common stockholders – diluted	$81,197	$75,986

Shares outstanding:
Weighted average common stock issued and outstanding	53,663	56,949
Weighted average unvested restricted stock	(1)	—
Weighted average common stock outstanding – basic	53,662	56,949
Dilutive effect of stock options and restricted stock units	351	367
Weighted average common stock outstanding – diluted	54,013	57,316

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.51	$1.33
Diluted	$1.50	$1.33

There were no antidilutive stock options as of March 31, 2026 and 2025. There were no antidilutive RSUs as of March 31, 2026 and 2025.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$352,321	$340,740
Work in process	65,755	57,286
	$418,076	$398,026

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

The Company’s pension plan funding strategy is to make annual contributions in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. The plan’s benefit obligations are based on a variety of demographic and economic assumptions, and the pension plan assets’ returns are subject to various risks, including market and interest rate risk, making an accurate prediction of the pension plan contribution difficult. Based on current pension plan assets and market conditions, the Company does not expect to make a contribution to the Kirby pension plan during 2026.

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.2 million to the Higman pension plan during the three months ended March 31, 2026. The Company expects to make additional contributions of $1.0 million during the remainder of 2026.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$609	$605	$—	$—
Interest cost	4,544	4,487	9	10
Expected return on plan assets	(7,631)	(6,809)	—	—
Amortization of actuarial (gain) loss	(3,099)	(2,434)	8	7
Net periodic benefit cost	$(5,577)	$(4,151)	$17	$17

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended March 31,
	2026	2025
Components of net periodic benefit cost:
Interest cost	$5	$5
Amortization of actuarial gain	(57)	(65)
Net periodic benefit cost	$(52)	$(60)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(3,148)	$789	$(2,359)	$(2,492)	$625	$(1,867)
Foreign currency translation	138	—	138	308	—	308
Total	$(3,010)	$789	$(2,221)	$(2,184)	$625	$(1,559)

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.0 million at March 31, 2026, including $12.2 million in letters of credit and $18.8 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, pandemics, marine accidents, lock delays or closures, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Part II, Item 1A-Risk Factors and Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”

Overview

The Company is the nation’s largest domestic tank barge operator transporting bulk liquid products throughout the Mississippi River System, on the Gulf Intracoastal Waterway, and coastwise along all three United States coasts. The Company transports petrochemicals, black oil, refined petroleum products and agricultural chemicals by tank barge. In addition, the Company participates in the transportation of dry-bulk commodities in United States coastwise trade. Through KDS, the Company provides equipment, after-market parts and services for power generation systems in applications that include behind the meter power systems and emergency backup systems, after-market and genuine replacement parts and services for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and controls systems, and related equipment used in power generation, marine, on-highway, oilfield services, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high-capacity lift trucks, construction equipment, and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units and electric fracturing systems, electric power generation equipment, and specialized electrical distribution and control equipment for data centers, oilfield service, railroad, and other industrial customers.

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Total revenues	$844,099	$785,659
Net earnings attributable to Kirby	$81,197	$75,986
Net earnings per share attributable to Kirby common stockholders – diluted	$1.50	$1.33
Net cash provided by operating activities	$97,650	$36,541
Capital expenditures	$48,256	$78,687

Cash provided by operating activities for the 2026 first quarter increased in comparison to the 2025 first quarter primarily due to increased net earnings and favorable working capital changes. The favorable working capital changes were driven by the timing of accounts payable and income tax payments, partially offset by the timing of accounts receivable collections. The 2025 first quarter included a $24.4 million estimated federal income tax payment as compared to none in the 2026 first quarter. For the 2026 first quarter, capital expenditures of $48.3 million included $34.6 million in KMT and $13.7 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2026 will be in the $220 million to $260 million range. Approximately $170 million to $210 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Up to approximately $65 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased slightly to 22.3% at March 31, 2026 compared to 21.4% at December 31, 2025, primarily due to an increase in debt outstanding. Total equity at March 31, 2026 increased as compared to December 31, 2025 primarily from net earnings attributable to Kirby of $81.2 million, partially offset by treasury stock purchases of $52.7 million. The Company’s debt outstanding as of March 31, 2026 and December 31, 2025 is detailed in Long-Term Financing below.

Marine Transportation

For the 2026 first quarter, KMT generated 59% of the Company’s revenues compared to 61% for the 2025 first quarter. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	March 31,
	2026	2025
Inland tank barges:
Owned	1,093	1,074
Leased	31	37
Total	1,124	1,111
Barrel capacity (in millions)	25.1	24.6

Active inland towboats (quarter average):
Owned	205	215
Chartered	79	76
Total	284	291

Coastal tank barges:
Owned	27	28
Leased	-	-
Total	27	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	23
Chartered	1	1
Total	24	24

Offshore dry-bulk cargo barges (owned)	2	3
Offshore tugboats and docking tugboat (owned and chartered)	3	4

The Company also operates shifting and fleeting facilities for dry cargo barges and tank barges on the Houston Ship Channel, in Freeport and Port Arthur, Texas, and Lake Charles, Louisiana, and its San Jac shipyard for building inland towboats and performing routine maintenance on marine vessels near the Houston Ship Channel. The Company also owns a two-thirds interest in Osprey Line, L.L.C., which transports project cargoes and cargo containers by barge on the United States inland waterway system.

During the 2026 first quarter, the Company purchased 22 inland tank barges and retired three inland tank barges, increasing its capacity by approximately 0.5 million barrels.

KMT revenues and operating income for the 2026 first quarter increased 4% compared to the 2025 first quarter, primarily due to higher term pricing and decreased planned shipyards in the coastal market, partially offset by lower spot pricing in the inland market as compared to the 2025 first quarter. The 2026 and 2025 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock closures. For the 2026 first quarter, the inland tank barge fleet contributed 79% and the coastal fleet contributed 21% of KMT revenues. For the 2025 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low-90% range during the 2026 first quarter and the low-to-mid-90% range during the 2025 first quarter. The 2026 and 2025 first quarters were impacted by high winds and heavy fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock delays. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2026 and 2025 first quarters.

During the 2026 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During the 2025 first quarter, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. Inland time charters during the 2026 first quarter represented approximately 56% of inland revenues under term contracts compared with 61% in the 2025 first quarter. During the 2026 first quarter, approximately 92% of KMT coastal revenues were under term contracts and 8% were under spot contracts. During the 2025 first quarter, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2026 and 2025 first quarters. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2026 compared to contracts renewed during the corresponding quarter of 2025:

Three Months Ended
March 31, 2026
Inland market:
Term	0% – 2%
Spot	(4)% – (6)%
Coastal market (a):
Term	19% – 21%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2026, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

KMT operating margin was 18.0% for the 2026 first quarter compared to 18.2% for the 2025 first quarter.

Distribution and Services

The Company, through KDS, provides equipment, after-market parts and services for power generation systems in applications that include behind the meter power systems and emergency backup systems, after-market and genuine replacement parts and services for engines, transmissions, reduction gears, electric motors, drives, and controls, specialized electrical distribution and controls systems, and related equipment used in power generation, marine, on-highway, oilfield services, and other industrial applications. The Company also rents equipment including generators, industrial compressors, high-capacity lift trucks, construction equipment, and refrigeration trailers for use in a variety of industrial markets. The Company also manufactures and remanufactures specialized equipment, including pressure pumping units and electric fracturing systems, electric power generation equipment, and specialized electrical distribution and control equipment for data centers, oilfield service, railroad, and other industrial customers.

For the 2026 first quarter, KDS generated 41% of the Company’s revenues. The results of KDS are largely influenced by cycles of the power generation, marine, on-highway, oilfield service industry and oil and gas operator and producer markets, and other industrial markets.

KDS revenues for the 2026 first quarter increased 12% compared with the 2025 first quarter. KDS operating income for the 2026 first quarter increased 3% compared with the 2025 first quarter. In the commercial and industrial market, revenues and operating income increased compared to the 2025 first quarter due to higher business levels in marine repair. For the 2026 first quarter, the commercial and industrial market contributed 46% of KDS revenues.

In the power generation market, revenues and operating income increased compared to the 2025 first quarter due to increased demand for backup, prime power and critical power applications. For the 2026 first quarter, the power generation market contributed 44% of KDS revenues.

In the oil and gas market, revenues and operating income decreased compared to the 2025 first quarter, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. For the 2026 first quarter, the oil and gas market contributed 10% of KDS revenues.

KDS operating margin was 6.7% for the 2026 first quarter compared to 7.3% for the 2025 first quarter.

Outlook

Overall, the Company expects to deliver improved financial results in 2026. In KMT, barge utilization and customer demand remain stable. In KDS, growth in the power generation market is expected to offset softness in oil and gas markets, and the continuing trucking recession impacting the on-highway service and repair business. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates, tariffs, current geopolitical tensions and possible recessionary headwinds as it moves through 2026.

In 2026, the inland marine transportation market is expected to experience positive market dynamics due to limited new barge construction. The Company expects barge utilization rates to remain steady for the year with continued improvement in pricing as the year progresses. The Company also continues to see inflationary pressures and there remains an acute mariner shortage in the industry which continues to drive up labor costs. These pressures, along with the increasing cost of equipment, should continue to put upward pressure on spot and term contract prices. The coastal marine transportation market is also expected to see very favorable market conditions in 2026. The coastal marine transportation market should experience steady customer demand, keeping barge utilization at high levels with improving rates as the availability of equipment remains limited across the industry. There are no coastal barges currently under construction. The Company does expect more shipyard days in the coastal marine transportation market as compared to 2025.

The Company does expect some near-term cost headwinds in its inland marine transportation operations during the 2026 second quarter from rising fuel costs. Term and affreightment contracts contain fuel escalation clauses or provides for the customer to pay for fuel. Cost escalators and rate recovery mechanisms in the Company’s term contracts, while effective over time in allowing the Company to recover changes in fuel costs, create a delay that will lag near-term fuel cost increases. As a result, periods of rapidly rising fuel prices may temporarily compress margins and operating income until escalation adjustments are fully realized. The Company expects that lag to occur during the 2026 second quarter but should be ultimately realized in subsequent quarters as there is generally a 30 to 120 day delay before term contracts are adjusted for fuel costs. Fuel escalation clauses in term contracts and their effectiveness are discussed in more detail in Liquidity below and Item 1A – Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company expects stable growth in KDS in 2026 as near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market are offset by increased orders in the power generation market. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair remains soft but has shown some recent modest improvement. In power generation, the Company anticipates continued strong growth in orders as data center demand and the need for behind the meter and backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the transition from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times and supply delays for certain original equipment manufacturer (“OEM”) products, especially in the power generation market, to continue throughout 2026. The Company does expect to be impacted in the 2026 second quarter by delayed OEM engine deliveries as certain impacted projects will shift from the 2026 second quarter into the 2026 second half.

Acquisitions

On March 17, 2026, the Company purchased 23 inland tank barges with a total capacity of 653,000 barrels, including five specialty barges, and three high horsepower towboats from an undisclosed seller for $95.8 million. The Company paid $81.4 million in cash in March 2026 with the remaining $14.4 million to be paid in the 2026 second quarter when delivery of all vessels has been completed. The 23 tank barges, including five specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 23 barges was 19 years.

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

Financing of these purchases was through borrowings under the Company’s Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended March 31,
	2026	%	2025	%
Marine transportation	$497,183	59%	$476,149	61%
Distribution and services	346,916	41	309,510	39
	$844,099	100%	$785,659	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Marine transportation revenues	$497,183	$476,149	4%

Costs and expenses:
Costs of sales and operating expenses	300,824	290,987	3
Selling, general and administrative	43,801	40,454	8
Taxes, other than on income	7,567	6,452	17
Depreciation and amortization	55,336	51,672	7
	407,528	389,565	5
Operating income	$89,655	$86,584	4%
Operating margins	18.0%	18.2%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2026 First Quarter Revenue Distribution	Products Moved	Drivers
Petrochemicals	47%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	27%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	22%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	4%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues and operating income for the 2026 first quarter increased 4% compared to the 2025 first quarter, primarily due to higher term pricing and decreased planned shipyards in the coastal market, partially offset by lower spot pricing in the inland market as compared to the 2025 first quarter. The 2026 and 2025 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock closures. For the 2026 first quarter, the inland tank barge fleet contributed 79% and the coastal fleet contributed 21% of KMT revenues. For the 2025 first quarter, the inland tank barge fleet contributed 82% and the coastal fleet contributed 18% of KMT revenues.

Inland tank barge utilization levels averaged in the low-90% range during the 2026 first quarter and the low-to-mid-90% range during the 2025 first quarter. The 2026 and 2025 first quarters were impacted by high winds and heavy fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock delays. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2026 and 2025 first quarters.

The petrochemical market, which is the Company’s largest market, contributed 47% of KMT revenues for the 2026 first quarter reflecting steady rates, volumes and utilization from Gulf Coast petrochemical plants as compared to the 2025 first quarter.

The black oil market, which contributed 27% of KMT revenues for the 2026 first quarter reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2026 first quarter, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 22% of KMT revenues for the 2026 first quarter reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2025 first quarter.

The agricultural chemical market, which contributed 4% of KMT revenues for the 2026 first quarter reflected stable demand for transportation of both domestically produced and imported products as compared to the 2025 first quarter.

For the 2026 first quarter, inland operations incurred 3,264 delay days, 19% fewer than the 4,029 delay days that occurred during the 2025 first quarter. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2026 and 2025 first quarters.

During the 2026 first quarter, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During the 2025 first quarter, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. Inland time charters during the 2026 first quarter represented approximately 56% of inland revenues under term contracts compared with 61% in the 2025 first quarter. During the 2026 first quarter, approximately 92% of KMT coastal revenues were under term contracts and 8% were under spot contracts. During the 2025 first quarter, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2026 and 2025 first quarters. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2026 compared to contracts renewed during the corresponding quarter of 2025:

Three Months Ended
March 31, 2026
Inland market:
Term	0% – 2%
Spot	(4)% – (6)%
Coastal market (a):
Term	19% – 21%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2026, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

Marine Transportation Costs and Expenses

Costs and expenses for the 2026 first quarter increased 5% compared to the 2025 first quarter. Costs of sales and operating expenses for the 2026 first quarter increased 3% compared with the 2025 first quarter. The results for the 2026 first quarter were driven by inflationary cost pressures including wage increases that went into effect on July 1, 2025. Fuel costs were slightly lower in the 2026 first quarter as compared to the 2025 first quarter.

The inland marine transportation fleet operated an average of 284 towboats during the 2026 first quarter, of which an average of 79 were chartered, compared to 291 during the 2025 first quarter, of which an average of 76 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2026 first quarter, inland operations consumed 12.5 million gallons of diesel fuel compared to 11.7 million gallons consumed during the 2025 first quarter. The average price per gallon of diesel fuel consumed during the 2026 first quarter was $2.26 per gallon compared with $2.57 per gallon for the 2025 first quarter. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2026 first quarter increased 8% compared to the 2025 first quarter. The increase in selling, general and administrative expenses for the 2026 first quarter as compared to the 2025 first quarter was primarily due to continued inflationary cost pressures, including salary and wage increases that went into effect on July 1, 2025. The 2025 first quarter was impacted by an increase in the provision for credit losses related to a certain customer.

Depreciation and amortization for the 2026 first quarter increased 7% compared to the 2025 first quarter. The increase was primarily due to capital additions during 2025 and the first three months of 2026, as well as equipment acquisitions.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2026 first quarter increased 4% compared with the 2025 first quarter. The 2026 first quarter operating margin was 18.0% compared with 18.2% for the 2025 first quarter. The increase in operating income as compared to the 2025 first quarter was primarily due to higher term pricing and decreased planned shipyards in the coastal market, partially offset by lower spot pricing in the inland market.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Distribution and services revenues	$346,916	$309,510	12%

Costs and expenses:
Costs of sales and operating expenses	257,284	222,228	16
Selling, general and administrative	53,071	52,019	2
Taxes, other than on income	2,261	2,353	(4)
Depreciation and amortization	10,954	10,319	6
	323,570	286,919	13
Operating income	$23,346	$22,591	3%
Operating margins	6.7%	7.3%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2026 Three Months Revenue Distribution	Customers
Commercial and Industrial	46%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	44%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	10%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2026 first quarter increased 12% compared with the 2025 first quarter. KDS operating income for the 2026 first quarter increased 3% compared with the 2025 first quarter.

In the commercial and industrial market, revenues and operating income increased compared to the 2025 first quarter due to higher business levels in marine repair. In the power generation market, revenues and operating income increased compared to the 2025 first quarter due to increased demand for backup, prime power and critical power applications. In the oil and gas market, revenues and operating income decreased compared to the 2025 first quarter, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment.

Distribution and Services Costs and Expenses

Costs and expenses for the 2026 first quarter increased 13% compared with the 2025 first quarter. Costs of sales and operating expenses for the 2026 first quarter increased 16% compared with the 2025 first quarter. The increase for the 2026 first quarter reflected higher deliveries of power generation equipment, partially offset by lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2026 first quarter increased 2% compared to the 2025 first quarter, reflecting higher business activity levels, inflationary cost pressures, including salary and wage increases that went into effect July 1, 2025.

Depreciation and amortization for the 2026 first quarter increased 6% compared to the 2025 first quarter. The increase was primarily due to capital additions during 2025 and the first three months of 2026, including additions to the equipment rental fleet.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2026 first quarter increased 3% compared with the 2025 first quarter. The 2026 first quarter operating margin was 6.7% compared to 7.3% for the 2025 first quarter. The results reflect increased demand in power generation from data centers and prime power customers and higher marine repair activity and deliveries of electric fracturing equipment, partially offset by lower conventional oilfield activity.

General Corporate Expenses

General corporate expenses for the 2026 first quarter increased compared to the 2025 first quarter primarily due to higher insurance costs, higher professional fees and higher incentive compensation.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $1.5 million and $0.1 million for the 2026 and 2025 first quarter, respectively. The net gains were primarily from sales of marine transportation equipment and the sale of a KDS facility in the 2026 first quarter.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Other income	$7,281	$5,334	37%
Noncontrolling interests	$(129)	$(284)	55%
Interest expense	$(10,250)	$(10,537)	(3)%

Other Income

Other income for the 2026 and 2025 first quarters includes income of $6.2 million and $4.8 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Average debt	$933,365	$949,484
Average interest rate	4.5%	4.4%

Interest expense for the 2026 first quarter decreased 3% compared with the 2025 first quarter, primarily due to lower average debt outstanding in the 2026 first quarter. Interest expense excludes capitalized interest for the 2026 first quarter of $0.2 million. There was no capitalized interest excluded from interest expense during the 2025 first quarter.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	March 31, 2026	December 31, 2025	% Change
Assets:
Current assets	$1,142,135	$1,077,855	6%
Property and equipment, net	4,162,919	4,098,058	2
Operating lease right-of-use assets	179,662	193,276	(7)
Goodwill	438,748	438,748	—
Other intangibles, net	27,976	30,165	(7)
Other assets	167,763	169,943	(1)
	$6,119,203	$6,008,045	2%

Liabilities and stockholders’ equity:
Current liabilities	$717,464	$706,524	2%
Long-term debt, net – less current portion	977,292	911,924	7
Deferred income taxes	835,396	826,373	1
Operating lease liabilities – less current portion	159,422	169,854	(6)
Other long-term liabilities	12,954	10,577	22
Total equity	3,416,675	3,382,793	1
	$6,119,203	$6,008,045	2%

Current assets as of March 31, 2026 increased 6% compared with December 31, 2025. Trade accounts receivable increased 13% primarily due to higher business activity levels in both KMT and KDS. Inventories – net increased 5% primarily due to the impact of higher business activity levels and the impact of supply delays in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered later in 2026. Prepaid expenses and other current assets increased 8% primarily due to higher prepaid fuel as a result of an increase in the price of diesel fuel.

Property and equipment, net of accumulated depreciation, at March 31, 2026 increased 2% compared with December 31, 2025. The increase reflected $50.5 million of capital additions (including an increase in accrued capital expenditures of $2.3 million) and $81.4 million of equipment acquisitions in the 2026 first three months, partially offset by $66.0 million of depreciation expense and $1.1 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of March 31, 2026 decreased 7% compared with December 31, 2025, primarily due to lease amortization expense, partially offset by new leases acquired in the 2026 first three months.

Other intangibles, net, as of March 31, 2026 decreased 7% compared with December 31, 2025, due to amortization during the 2026 first quarter.

Other assets as of March 31, 2026 decreased 1% compared with December 31, 2025, primarily due to amortization of drydock expenditures.

Current liabilities as of March 31, 2026 increased 2% compared with December 31, 2025. Accounts payable increased 20% primarily due to higher business activity levels and the timing of inventory purchases and shipyard payments. Accrued liabilities decreased 14% primarily from payment during the 2026 first three months of employee incentive compensation accrued during 2025.

Long-term debt, net – less current portion, as of March 31, 2026 increased 7% compared with December 31, 2025, primarily reflecting increased borrowings under the 2031 Revolving Credit Facility.

Operating lease liabilities – less current portion, as of March 31, 2026 decreased 6% compared with December 31, 2025, primarily due to lease payments made, partially offset by new leases acquired and liability accretion.

Total equity as of March 31, 2026 increased 1% compared with December 31, 2025. Net earnings attributable to Kirby of $81.2 million, amortization of share-based compensation of $10.1 million, and stock option exercises of $4.3 million were partially offset by treasury stock purchases of $52.7 million and tax withholdings of $6.7 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	March 31, 2026	December 31, 2025
Long-term debt, including current portion:
Revolving Credit Facility due March 26, 2031 (a)	$180,000	$45,000
Term Loan due July 29, 2027 (b)	—	70,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2026	—	—
Bank notes payable	6,092	7,357
	986,092	922,357
Unamortized debt discounts and issuance costs	(2,708)	(3,076)
	$983,384	$919,281
(a)
Variable interest rate of 4.7% at March 31, 2026 and 5.0% at December 31, 2025.
(b)
Variable interest rate of 5.0% at December 31, 2025.

On March 26, 2026, the Company entered into the 2031 Credit Agreement with JPMorgan, as administrative agent, and certain lenders and issuing banks party thereto. The 2031 Credit Agreement amends and restates in its entirety the 2027 Credit Agreement, extending the Maturity Date, increasing the revolving credit facility commitments to $750 million, and removing the term loan credit facility. Under the 2031 Credit Agreement, the Company has the option, subject to customary conditions and consent of the participating lenders, to increase the size of the revolving credit facility commitments and to add term loan commitments up to an aggregate additional $500 million.

Borrowings under the 2031 Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a SOFR or a base rate, plus an interest rate margin which ranges from 87.5 to 150 basis points for SOFR loans and 0 to 50 basis points for base rate loans based on the Company’s credit rating. The commitment fee on the unused available credit ranges from 7 to 20 basis points based on the Company’s credit rating. The Maturity Date may be extended for up to two additional one-year periods with the consent of the Company and lenders holding at least 50 percent of the commitments under the 2031 Credit Agreement. The 2031 Credit Agreement contains customary provisions regarding permitted uses, events of default, and covenants substantively similar to those in the 2027 Credit Agreement, including the maintenance of an interest coverage ratio of no less than 2.5 to 1.0 and a debt to capitalization of no more than or equal to 60 percent (with all calculations based on definitions contained in the 2031 Credit Agreement). Outstanding letters of credit under the 2031 Revolving Credit Facility were $6,000 and available borrowing capacity was $570.0 million as of March 31, 2026.

The Company has a $15 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2026. Outstanding letters of credit under the Credit Line were $7.6 million and available borrowing capacity was $7.4 million as of March 31, 2026.

As of March 31, 2026, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2026 first quarter with net cash provided by operating activities of $97.7 million compared with $36.5 million for the 2025 first quarter, a 167% increase. The increase in operating cash flows was mainly due to increased net earnings and the timing of accounts payable payments and a decrease in inventories in 2026, partially offset by the timing of accounts receivable collections. The increase in net earnings was driven by higher term contract pricing in the KMT coastal market and improved KDS business activity levels in the commercial and industrial and power generation markets. During the 2026 and 2025 first quarter, the Company generated cash of $2.7 million and $0.1 million, respectively, from proceeds from the disposition of assets, and $4.3 million and $0.3 million, respectively, from proceeds from the exercise of stock options.

For the 2026 first quarter, cash generated was used for capital expenditures of $48.3 million, including $39.5 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $8.8 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including electric fracturing equipment, power generators, and other related equipment. In addition, the Company used cash of $81.4 million for a marine equipment acquisition in the 2026 first quarter.

Treasury Stock Purchases

During the 2026 first quarter, the Company purchased 0.4 million shares of its common stock for $52.7 million, at an average price of $123.18 per share. Subsequent to March 31, 2026 and through May 7, 2026, the Company purchased an additional 45,000 shares of its common stock for $6.5 million, at an average price of $143.76 per share. As of May 7, 2026, the Company had approximately 6.7 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2026 first quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of May 7, 2026 the Company also had cash and cash equivalents of $54.5 million, availability of $530 million under its 2031 Revolving Credit Facility, and $7.4 million available under its Credit Line.

Neither the Company, nor any of its subsidiaries, is obligated on any debt instrument, swap agreement, or any other financial instrument or commercial contract which has a rating trigger, except for the pricing grid on its 2031 Credit Agreement.

The Company expects to continue to be able to fund expenditures for acquisitions, capital construction projects, common stock purchases, repayment of borrowings, and for other operating requirements both in the short term and in the long term from a combination of available cash and cash equivalents, funds generated from operating activities, and available financing arrangements.

The 2031 Revolving Credit Facility’s commitment is in the amount of $750 million and matures March 26, 2031, with $180 million currently outstanding at March 31, 2026. The $500 million 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The $60 million of 3.46% series A notes and $240 million of 3.51% series B notes do not mature until January 19, 2033 and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flows in 2026. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), Part II, Item 1A-Risk Factors, and Item 1A-Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.0 million at March 31, 2026, including $12.2 million in letters of credit and $18.8 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K. The Company’s exposure to market risk has not changed materially since December 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of March 31, 2026, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Since the Company filed its Form 10-K for the year ended December 31, 2025, the U.S. government issued a 60-day waiver of the Jones Act on March 17, 2026, and has announced a 90-day extension of that waiver starting May 18, 2026 that could increase competition from non-U.S. vessels. To date, the Company has not experienced a material adverse impact from this waiver, but if extended, broadened or repeated, there can be no assurance that it will not in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1 — January 31, 2026	10,046	$111.13	—	—
February 1 — February 28, 2026	296,606	$122.28	—	—
March 1 — March 31, 2026	120,986	$126.38	—	—
Total	427,638	$123.18	—	—

Purchases of the Company’s common stock during the 2026 first quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2026 first quarter and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2026 first quarter by the Company’s directors and Section 16 officers.

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

10.1	–

Amended and Restated Credit Agreement dated March 26, 2026 among Kirby Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2026).

10.2†	–	2005 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 30, 2026).
10.3†	–	2000 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 30, 2026).
31.1*	–	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

Exhibit Number		Description of Exhibits
31.2*	–	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32*	–	Certification Pursuant to 18 U.S.C. Section 1350
101.INS*	–	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	–	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	–	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIRBY CORPORATION
(Registrant)

	By:	/s/ Raj Kumar
Raj Kumar
Executive Vice President and
Chief Financial Officer

Dated: May 8, 2026