Form 10-Q
period 2026-06-30
KIRBY CORP
filed 2026-08-05
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, 52.8 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,955	$78,775
Accounts receivable:
Trade – less allowance for doubtful accounts	641,608	473,497
Other	82,690	69,622
Inventories – net	415,941	398,026
Prepaid expenses and other current assets	60,399	57,935
Total current assets	1,239,593	1,077,855

Property and equipment	6,595,273	6,392,985
Accumulated depreciation	(2,417,817)	(2,294,927)
Property and equipment – net	4,177,456	4,098,058

Operating lease right-of-use assets	168,927	193,276
Goodwill	438,748	438,748
Other intangibles, net	26,342	30,165
Other assets	169,201	169,943
Total assets	$6,220,267	$6,008,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$5,950	$7,357
Accounts payable	249,745	218,614
Accrued liabilities	212,121	232,623
Current portion of operating lease liabilities	38,606	45,766
Deferred revenues	229,631	202,164
Total current liabilities	736,053	706,524

Long-term debt, net – less current portion	1,031,398	911,924
Deferred income taxes	842,577	826,373
Operating lease liabilities – less current portion	151,073	169,854
Other long-term liabilities	14,172	10,577
Total long-term liabilities	2,039,220	1,918,728

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	871,657	873,249
Accumulated other comprehensive income – net	80,674	86,342
Retained earnings	3,503,867	3,332,941
Treasury stock – at cost, 12.4 million shares at June 30, 2026 and 11.7 million at December 31, 2025	(1,020,230)	(918,567)
Total Kirby stockholders’ equity	3,442,515	3,380,512
Noncontrolling interests	2,479	2,281
Total equity	3,444,994	3,382,793
Total liabilities and equity	$6,220,267	$6,008,045

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$536,974	$492,562	$1,034,157	$968,711
Distribution and services	385,425	362,893	732,341	672,403
Total revenues	922,399	855,455	1,766,498	1,641,114

Costs and expenses:
Costs of sales and operating expenses	631,599	563,238	1,190,128	1,075,574
Selling, general and administrative	88,709	85,846	189,969	181,133
Taxes, other than on income	10,081	10,542	19,933	19,372
Depreciation and amortization	70,361	65,670	138,599	129,400
Gain on disposition of assets	(708)	(1,687)	(2,161)	(1,757)
Total costs and expenses	800,042	723,609	1,536,468	1,403,722

Operating income	122,357	131,846	230,030	237,392
Other income	7,027	4,812	14,308	10,146
Interest expense	(10,977)	(12,730)	(21,227)	(23,267)

Earnings before taxes on income	118,407	123,928	223,111	224,271
Provision for taxes on income	(28,609)	(29,550)	(51,987)	(53,623)

Net earnings	89,798	94,378	171,124	170,648
Net earnings attributable to noncontrolling interests	(69)	(101)	(198)	(385)

Net earnings attributable to Kirby	$89,729	$94,277	$170,926	$170,263

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.68	$1.68	$3.19	$3.01
Diluted	$1.67	$1.67	$3.17	$2.99

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net earnings	$89,798	$94,378	$171,124	$170,648

Other comprehensive loss, net of taxes:
Pension and postretirement benefits	(3,870)	(4,199)	(6,230)	(6,066)
Foreign currency translation adjustments	423	178	562	486
Total other comprehensive loss, net of taxes	(3,447)	(4,021)	(5,668)	(5,580)

Total comprehensive income, net of taxes	86,351	90,357	165,456	165,068
Net earnings attributable to noncontrolling interests	(69)	(101)	(198)	(385)

Comprehensive income attributable to Kirby	$86,282	$90,256	$165,258	$164,683

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Cash flows from operating activities:
Net earnings	$171,124	$170,648
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	138,599	129,400
Provision for deferred income taxes	18,290	9,617
Amortization of share-based compensation	12,434	11,147
Amortization of major maintenance costs	12,360	14,635
Other	1,920	178
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(184,811)	(205,162)
Net cash provided by operating activities	169,916	130,463

Cash flows from investing activities:
Capital expenditures	(119,764)	(150,160)
Acquisitions of businesses and marine equipment	(95,800)	(97,250)
Proceeds from disposition of assets	6,681	11,580
Other	—	(3,000)
Net cash used in investing activities	(208,883)	(238,830)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	188,593	243,207
Payments on long-term debt	(70,000)	—
Payment of debt issuance costs	(1,277)	—
Proceeds from exercise of stock options	4,308	262
Payments related to tax withholding for share-based compensation	(6,681)	(5,957)
Treasury stock purchases	(112,390)	(132,673)
Other	(3,406)	(2,533)
Net cash provided by (used in) financing activities	(853)	102,306
Decrease in cash and cash equivalents	(39,820)	(6,061)

Cash and cash equivalents, beginning of year	78,775	74,444
Cash and cash equivalents, end of period	$38,955	$68,383

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$20,632	$22,917
Income taxes paid, net	$39,709	$79,742
Operating cash outflow from operating leases	$26,661	$24,541
Non-cash investing activity:
Capital expenditures included in accounts payable	$(3,587)	$(410)
Right-of-use assets obtained in exchange for lease obligations	$5,042	$13,704

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2026	65,472	$6,547	$870,284	$84,121	$3,414,138	(11,962)	$(960,825)	$2,410	$3,416,675
Issuance of stock for equity awards, net of forfeitures	—	—	(918)	—	—	12	918	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(10)	—	(10)
Amortization of share-based compensation	—	—	2,291	—	—	—	—	—	2,291
Treasury stock purchases	—	—	—	—	—	(419)	(59,715)	—	(59,715)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(598)	—	(598)
Total comprehensive income, net of taxes	—	—	—	(3,447)	89,729	—	—	69	86,351
Balance at June 30, 2026	65,472	$6,547	$871,657	$80,674	$3,503,867	(12,369)	$(1,020,230)	$2,479	$3,444,994

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at March 31, 2025	65,472	$6,547	$865,007	$69,633	$3,054,358	(9,104)	$(669,510)	$1,719	$3,327,754
Issuance of stock for equity awards, net of forfeitures	—	—	(1,164)	—	—	16	1,164	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(7)	—	(7)
Amortization of share-based compensation	—	—	3,300	—	—	—	—	—	3,300
Treasury stock purchases	—	—	—	—	—	(332)	(31,200)	—	(31,200)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(314)	—	(314)
Total comprehensive income, net of taxes	—	—	—	(4,021)	94,277	—	—	101	90,357
Balance at June 30, 2025	65,472	$6,547	$867,143	$65,612	$3,148,635	(9,420)	$(699,867)	$1,820	$3,389,890

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2025	65,472	$6,547	$873,249	$86,342	$3,332,941	(11,701)	$(918,567)	$2,281	$3,382,793
Stock option exercises	—	—	(329)	—	—	59	4,637	—	4,308
Issuance of stock for equity awards, net of forfeitures	—	—	(13,697)	—	—	174	13,697	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(54)	(6,681)	—	(6,681)
Amortization of share-based compensation	—	—	12,434	—	—	—	—	—	12,434
Treasury stock purchases	—	—	—	—	—	(847)	(112,390)	—	(112,390)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(926)	—	(926)
Total comprehensive income, net of taxes	—	—	—	(5,668)	170,926	—	—	198	165,456
Balance at June 30, 2026	65,472	$6,547	$871,657	$80,674	$3,503,867	(12,369)	$(1,020,230)	$2,479	$3,444,994

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248
Stock option exercises	—	—	27	—	—	4	235	—	262
Issuance of stock for equity awards, net of forfeitures	—	—	(12,794)	—	—	181	12,794	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(5,957)	—	(5,957)
Amortization of share-based compensation	—	—	11,147	—	—	—	—	—	11,147
Treasury stock purchases	—	—	—	—	—	(1,335)	(132,673)	—	(132,673)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,205)	—	(1,205)
Total comprehensive income, net of taxes	—	—	—	(5,580)	170,263	—	—	385	165,068
Balance at June 30, 2025	65,472	$6,547	$867,143	$65,612	$3,148,635	(9,420)	$(699,867)	$1,820	$3,389,890

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

(2) Acquisitions

On March 17, 2026, the Company purchased 23 inland tank barges with a total capacity of 653,000 barrels, including five specialty barges, and three high horsepower towboats from an undisclosed seller for $95.8 million. The Company paid $81.4 million in cash in March 2026 with the remaining $14.4 million paid in the 2026 second quarter upon delivery of remaining vessels. The 23 tank barges, including five specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 23 barges was 19 years.

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marine transportation segment:
Inland transportation	$431,894	$397,141	$826,019	$789,640
Coastal transportation	105,080	95,421	208,138	179,071
	$536,974	$492,562	$1,034,157	$968,711
Distribution and services segment:
Commercial and industrial	$193,886	$173,606	$355,532	$333,834
Power generation	151,317	140,739	303,071	245,241
Oil and gas	40,222	48,548	73,738	93,328
	$385,425	$362,893	$732,341	$672,403

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the six months ended June 30, 2026 and 2025 that were included in the opening contract liability balances were $89.6 million and $94.7 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets as of June 30, 2026 or December 31, 2025.

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

The Company’s two reportable business segments are managed separately by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on invested capital of each segment. Intersegment revenues, based on market-based pricing, of KDS from KMT of $9.6 million and $17.4 million for the three months and six months ended June 30, 2026, respectively, and $11.3 million and $22.5 million for the three months and six months ended June 30, 2025, respectively, as well as the related intersegment profit of $1.0 million and $1.7 million for the three months and six months ended June 30, 2026, respectively, and $1.1 million and $2.2 million for the three months and six months ended June 30, 2025, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues, depreciation and amortization, and income or loss by reportable segment and total assets (in thousands):

	Three Months Ended June 30,
	2026			2025
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$536,974	$385,425	$922,399	$492,562	$362,893	$855,455

Less:
Costs of sales and operating expenses	348,465	282,714	631,179	298,789	264,331	563,120
Administrative payroll expense	19,788	23,191	42,979	18,378	23,206	41,584
Taxes, other than on income	7,652	2,406	10,058	8,124	2,391	10,515
Depreciation and amortization	57,592	10,723	68,315	53,182	10,682	63,864
Other segment items (a)	15,675	28,240	43,915	15,037	26,848	41,885
Segment operating income	$87,802	$38,151	$125,953	$99,052	$35,435	$134,487

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(4,304)			(4,328)
Gain on disposition of assets			708			1,687
Operating income			$122,357			$131,846
Other income			7,027			4,812
Interest expense			(10,977)			(12,730)
Earnings before taxes on income			$118,407			$123,928

	Six Months Ended June 30,
	2026			2025
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$1,034,157	$732,341	$1,766,498	$968,711	$672,403	$1,641,114

Less:
Costs of sales and operating expenses	649,289	539,998	1,189,287	589,776	486,559	1,076,335
Administrative payroll expense	42,176	48,677	90,853	39,608	48,142	87,750
Taxes, other than on income	15,219	4,667	19,886	14,576	4,744	19,320
Depreciation and amortization	112,928	21,677	134,605	104,854	21,001	125,855
Other segment items (a)	37,088	55,825	92,913	34,261	53,931	88,192
Segment operating income	$177,457	$61,497	$238,954	$185,636	$58,026	$243,662

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(11,085)			(8,027)
Gain on disposition of assets			2,161			1,757
Operating income			$230,030			$237,392
Other income			14,308			10,146
Interest expense			(21,227)			(23,267)
Earnings before taxes on income			$223,111			$224,271
(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	June 30, 2026	December 31, 2025
Total assets:
Marine transportation	$4,823,614	$4,705,692
Distribution and services	1,224,676	1,111,549
Other	171,977	190,804
	$6,220,267	$6,008,045

The following table presents the details of “Other” total assets (in thousands):

	June 30, 2026	December 31, 2025
General corporate assets	$169,442	$187,616
Investment in affiliates	2,535	3,188
	$171,977	$190,804

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 26, 2031 (a)	$235,000	$235,000	$45,000	$45,000
Term Loan due July 29, 2027 (b)	—	—	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	502,011	500,000	506,089
3.46% senior notes due January 19, 2033	60,000	54,387	60,000	55,093
3.51% senior notes due January 19, 2033	240,000	218,255	240,000	221,128
Credit line due June 30, 2028	—	—	—	—
Bank notes payable	5,950	5,950	7,357	7,357
	1,040,950	1,015,603	922,357	904,667
Unamortized debt discounts and issuance costs	(3,602)	—	(3,076)	—
	$1,037,348	$1,015,603	$919,281	$904,667

(a)
Variable interest rate of 4.6% at June 30, 2026 and 5.0% at December 31, 2025.
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

Borrowings under the 2031 Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an interest rate margin which ranges from 87.5 to 150 basis points for SOFR loans and 0 to 50 basis points for base rate loans based on the Company’s credit rating. The commitment fee on the unused available credit ranges from 7 to 20 basis points based on the Company’s credit rating. The Maturity Date may be extended for up to two additional one-year periods with the consent of the Company and lenders holding at least 50 percent of the commitments under the 2031 Credit Agreement. The 2031 Credit Agreement contains customary provisions regarding permitted uses, events of default, and covenants substantively similar to those in the 2027 Credit Agreement, including the maintenance of an interest coverage ratio of no less than 2.5 to 1.0 and a debt to capitalization of no more than or equal to 60 percent (with all calculations based on definitions contained in the 2031 Credit Agreement). Outstanding letters of credit under the 2031 Revolving Credit Facility were $6,000 and available borrowing capacity was $515.0 million as of June 30, 2026.

The Company has a $20 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2028. Outstanding letters of credit under the Credit Line were $8.0 million and available borrowing capacity was $12.0 million as of June 30, 2026.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	June 30, 2026	December 31, 2025
2026	$24,687	$54,278
2027	41,159	44,246
2028	31,821	33,245
2029	19,590	18,855
2030	15,281	14,522
Thereafter	99,908	97,566
Total lease payments	232,446	262,712
Less: imputed interest	(42,767)	(47,092)
Operating lease liabilities	$189,679	$215,620

The following table summarizes lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$12,673	$11,958	$25,914	$23,943
Variable lease cost	512	(309)	(139)	(324)
Short-term lease cost	10,393	11,013	18,946	21,688
Sublease income	(1,244)	(1,011)	(2,149)	(1,871)
	$22,334	$21,651	$42,572	$43,436

The following table summarizes other supplemental information about the Company’s operating leases:

	June 30, 2026	December 31, 2025
Weighted average discount rate	4.7%	4.7%
Weighted average remaining lease term	9 years	8 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation cost	$2,291	$3,300	$12,434	$11,147
Income tax benefit	$635	$781	$2,897	$2,664

During the six months ended June 30, 2026, the Company granted 131,971 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan that vest ratably over five years. During May 2026, the Company granted 11,136 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings (loss) before taxes on income:
United States	$118,303	$124,387	$223,049	$224,961
Foreign	104	(459)	62	(690)
	$118,407	$123,928	$223,111	$224,271
Provision (benefit) for taxes on income:
Federal:
Current	$18,528	$19,642	$30,803	$37,808
Deferred	6,440	6,939	14,380	8,484
State and local:
Current	1,612	2,861	2,705	6,198
Deferred	2,037	108	3,910	1,133
Foreign - current	(8)	—	189	—
	$28,609	$29,550	$51,987	$53,623

The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2024 tax year. In addition, the Company's federal income tax returns for the 2022 through 2023 tax years remain open to examination under the applicable statutes of limitations.

The Company believes its tax positions are more likely than not to be sustained upon examination and has recorded liabilities for uncertain tax positions when appropriate. However, the ultimate resolution of tax examinations and related matters could differ from amounts currently recorded and may affect the Company's effective tax rate, results of operations, and cash flows in future periods. The Company is also subject to examination by various state and local taxing authorities.

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings attributable to Kirby	$89,729	$94,277	$170,926	$170,263
Undistributed earnings allocated to restricted shares	(13)	(17)	(12)	(15)
Earnings available to Kirby common stockholders – basic	89,716	94,260	170,914	170,248
Undistributed earnings allocated to restricted shares	13	17	12	15
Undistributed earnings reallocated to restricted shares	(13)	(17)	(12)	(15)
Earnings available to Kirby common stockholders – diluted	$89,716	$94,260	$170,914	$170,248

Shares outstanding:
Weighted average common stock issued and outstanding	53,382	56,115	53,521	56,525
Weighted average unvested restricted stock	(7)	(10)	(3)	(5)
Weighted average common stock outstanding – basic	53,375	56,105	53,518	56,520
Dilutive effect of stock options and restricted stock units	321	332	336	349
Weighted average common stock outstanding – diluted	53,696	56,437	53,854	56,869

Net earnings per share attributable to Kirby common stockholders:
Basic	$1.68	$1.68	$3.19	$3.01
Diluted	$1.67	$1.67	$3.17	$2.99

There were no antidilutive RSUs or stock options as of June 30, 2026 and 2025.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$359,756	$340,740
Work in process	56,185	57,286
	$415,941	$398,026

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.5 million to the Higman pension plan during the six months ended June 30, 2026. The Company does not expect to make additional contributions during the remainder of 2026.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$741	$878	$—	$—
Interest cost	4,617	4,608	9	10
Expected return on plan assets	(7,649)	(6,812)	—	—
Amortization of actuarial (gain) loss	(2,931)	(2,067)	8	7
Net periodic benefit cost	$(5,222)	$(3,393)	$17	$17

	Pension Benefits
	Pension Plans		SERP
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$1,350	$1,483	$—	$—
Interest cost	9,161	9,095	18	20
Expected return on plan assets	(15,280)	(13,621)	—	—
Amortization of actuarial (gain) loss	(6,030)	(4,501)	16	14
Net periodic benefit cost	$(10,799)	$(7,544)	$34	$34

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Interest cost	$4	$6	$9	$11
Amortization of actuarial gain	(58)	(66)	(115)	(131)
Net periodic benefit cost	$(54)	$(60)	$(106)	$(120)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(2,981)	$747	$(2,234)	$(2,126)	$533	$(1,593)
Actuarial losses	(2,185)	549	(1,636)	(3,477)	871	(2,606)
Foreign currency translation	423	—	423	178	—	178
Total	$(4,743)	$1,296	$(3,447)	$(5,425)	$1,404	$(4,021)

	Six Months Ended June 30,
	2026			2025
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(6,129)	$1,535	$(4,594)	$(4,618)	$1,158	$(3,460)
Actuarial losses	(2,185)	549	(1,636)	(3,477)	871	(2,606)
Foreign currency translation	562	—	562	486	—	486
Total	$(7,752)	$2,084	$(5,668)	$(7,609)	$2,029	$(5,580)

(a) Actuarial gains (losses) are amortized into other income (expense). (See Note 11, Retirement Plans)

(13) Contingencies and Commitments

On October 13, 2016, the tug Nathan E. Stewart and barge DBL 55, an articulated tank barge and tugboat unit (“ATB”) owned and operated by Kirby Offshore Marine, LLC, a wholly owned subsidiary of the Company, ran aground at the entrance to Seaforth Channel on Atholone Island, British Columbia. The grounding resulted in a breach of a portion of the Nathan E. Stewart’s fuel tanks causing a discharge of diesel fuel into the water. The United States Coast Guard and the National Transportation Safety Board designated the Company as a party of interest in their investigation as to the cause of the incident. The Canadian authorities including Transport Canada and the Canadian Transportation Safety Board investigated the cause of the incident. On October 10, 2018, the Heiltsuk First Nation filed a civil action in the British Columbia Supreme Court against a subsidiary of the Company, the master and pilot of the tug, the vessels and the Canadian government seeking unquantified damages as a result of the incident. On May 1, 2019, the Company filed a limitation action in the Federal Court of Canada seeking limitation of liability relating to the incident as provided under admiralty law. The Heiltsuk First Nation’s civil claim has been consolidated into the Federal Court limitation action as of July 26, 2019.

During the second quarter of 2026, the Company entered into a settlement agreement with the Heiltsuk First Nation that resolves the claims asserted by the Heiltsuk First Nation against the Company and its affiliates arising from the incident, subject to implementation of certain settlement terms and related court approvals and orders. Proceedings in the Federal Court of Canada remain pending to effectuate certain aspects of the settlement. The Company maintains various insurance policies covering liabilities, including pollution, property, marine and general liability. The Company believes its reserves and insurance recoveries related to the incident are adequate and does not expect any remaining matters associated with the incident to have a material adverse effect on its business, financial condition, or results of operations.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.1 million at June 30, 2026, including $12.6 million in letters of credit and $18.5 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements involve risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, pandemics, marine accidents, lock delays or closures, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Part II, Item 1A-Risk Factors of this Form 10-Q and the Form 10-Q for the quarter ended March 31, 2026, and Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$922,399	$855,455	$1,766,498	$1,641,114
Net earnings attributable to Kirby	$89,729	$94,277	$170,926	$170,263
Net earnings per share attributable to Kirby common stockholders – diluted	$1.67	$1.67	$3.17	$2.99
Net cash provided by operating activities			$169,916	$130,463
Capital expenditures			$119,764	$150,160

Cash provided by operating activities for the 2026 first six months increased in comparison to the 2025 first six months primarily due to favorable working capital changes. The favorable working capital changes were driven by the timing of accounts payable and income tax payments, partially offset by the timing of accounts receivable collections. The 2025 first six months included $73.4 million of estimated federal income tax payments as compared to $35.0 million in the 2026 first six months. For the 2026 first six months, capital expenditures of $119.8 million included $80.6 million in KMT and $39.2 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2026 will be in the $220 million to $260 million range. Approximately $170 million to $210 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Up to approximately $65 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased to 23.1% at June 30, 2026 compared to 21.4% at December 31, 2025, primarily due to an increase in debt outstanding. Total equity at June 30, 2026 increased as compared to December 31, 2025 primarily from net earnings attributable to Kirby of $170.9 million, partially offset by treasury stock purchases of $112.4 million. The Company’s debt outstanding as of June 30, 2026 and December 31, 2025 is detailed in Long-Term Financing below.

Marine Transportation

For the 2026 and 2025 second quarter and first six months, KMT generated 58% and 59%, respectively, of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	June 30,
	2026	2025
Inland tank barges:
Owned	1,102	1,073
Leased	32	36
Total	1,134	1,109
Barrel capacity (in millions)	25.2	24.5

Active inland towboats (quarter average):
Owned	205	215
Chartered	86	75
Total	291	290

Coastal tank barges:
Owned	27	28
Leased	-	-
Total	27	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	23
Chartered	1	1
Total	24	24

Offshore dry-bulk cargo barges (owned)	2	3
Offshore tugboats and docking tugboat (owned and chartered)	3	4

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

During the 2026 first six months, the Company purchased 28 inland tank barges, brought back into service six inland tank barges, and retired five inland tank barges, increasing its capacity by approximately 0.7 million barrels.

KMT revenues for the 2026 second quarter and first six months increased 9% and 7%, respectively, compared to the 2025 second quarter and first six months, primarily due to higher term pricing in the inland market and increased fuel rebills in the inland and coastal markets, partially offset by lower spot pricing in the inland market as compared to the 2025 second quarter and first six months. KMT operating income for the 2026 second quarter and first six months decreased 11% and 4%, respectively, compared to the 2025 second quarter and first six months, primarily due to higher fuel costs as a result of the Iran conflict. During the second quarter of 2026, rapidly rising fuel prices temporarily compressed operating income and operating margins in the inland market due to the inherent lag in the Company's contractual fuel escalation mechanisms. Because fuel-related pricing adjustments under term contracts generally become effective 30 to 120 days after fuel cost increases are incurred, the Company was unable to fully recover the impact of higher fuel costs during the quarter. The Company expects these costs to be substantially recovered in subsequent quarters as contractual fuel escalation provisions take effect. The 2026 and 2025 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock closures. For both the 2026 second quarter and first six months, the inland tank barge fleet contributed 80% and the coastal fleet contributed 20% of KMT revenues. For the 2025 second quarter and first six months, the inland tank barge fleet contributed 81% and 82%, respectively, and the coastal fleet contributed 19% and 18%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the low-90% range during both the 2026 first and second quarters and the low-to-mid-90% range during both the 2025 first and second quarters. The 2026 and 2025 first quarters were impacted by high winds and heavy fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock delays. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2026 first quarter and the high-90% range during the 2026 second quarter. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during both the 2025 first and second quarters.

During both the 2026 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2025 second quarter and first six months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. Inland time charters during both the 2026 second quarter and first six months represented approximately 57% of inland revenues under term contracts compared with 60% in the 2025 second quarter and first six months. During the 2026 second quarter and first six months, approximately 93% and 92%, respectively, of KMT coastal revenues were under term contracts and 7% and 8%, respectively, were under spot contracts. During both the 2025 second quarter and first six months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2026 and 2025 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2026 compared to contracts renewed during the corresponding quarter of 2025:

Three Months Ended
	March 31, 2026	June 30, 2026
Inland market:
Term	0% – 2%	1% – 3%
Spot	(4)% – (6)%	(2)% – (4)%
Coastal market (a):
Term	19% – 21%	(2)% – (4)%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2026, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

KMT operating margin was 16.4% and 17.2% for the 2026 second quarter and first six months, respectively, compared to 20.1% and 19.2% for the 2025 second quarter and first six months, respectively.

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

For the 2026 second quarter and first six months, KDS generated 42% and 41%, respectively, of the Company’s revenues. The results of KDS are largely influenced by cycles of the power generation, marine, on-highway, oilfield service industry and oil and gas operator and producer markets, and other industrial markets.

KDS revenues for the 2026 second quarter and first six months increased 6% and 9%, respectively, compared with the 2025 second quarter and first six months. KDS operating income for the 2026 second quarter and first six months increased 8% and 6%, respectively, compared with the 2025 second quarter and first six months. In the commercial and industrial market, revenues and operating income increased compared to the 2025 second quarter and first six months due to higher business levels in marine repair. For the 2026 second quarter and first six months, the commercial and industrial market contributed 50% and 49%, respectively, of KDS revenues.

In the power generation market, revenues and operating income increased compared to the 2025 second quarter and first six months due to increased demand for backup, prime power and critical power applications. For the 2026 second quarter and first six months, the power generation market contributed 40% and 41%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income decreased compared to the 2025 second quarter and first six months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. For both the 2026 second quarter and first six months, the oil and gas market contributed 10% of KDS revenues.

KDS operating margin was 9.9% and 8.4% for the 2026 second quarter and first six months, respectively, compared to 9.8% and 8.6% for the 2025 second quarter and first six months, respectively.

Outlook

Overall, the Company expects to deliver improved financial results in 2026. In KMT, barge utilization and customer demand remain favorable. In KDS, growth in the power generation market is expected to offset softness in oil and gas markets, and the continuing trucking recession impacting the on-highway service and repair business. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates, tariffs, geopolitical tensions and possible recessionary headwinds as it moves through 2026.

In 2026, the inland marine transportation market is expected to experience positive market dynamics due to limited new barge construction. The Company expects barge utilization rates to remain steady for the year with continued improvement in pricing as the year progresses. The Company also continues to see inflationary pressures and there remains an acute mariner shortage in the industry which continues to drive up labor costs. These pressures, along with the increasing cost of equipment, should continue to put upward pressure on spot and term contract prices. The coastal marine transportation market is also expected to see favorable market conditions in 2026. The coastal marine transportation market should experience steady customer demand, keeping barge utilization at high levels with improving rates as the availability of equipment remains limited across the industry. There are no coastal barges currently under construction. The Company does expect more shipyard days in the coastal marine transportation market as compared to 2025.

The Company did experience some near-term cost headwinds in its inland marine transportation operations during the 2026 second quarter from rising fuel costs. Term and affreightment contracts contain fuel escalation clauses or provides for the customer to pay for fuel. Cost escalators and rate recovery mechanisms in the Company’s term contracts, while effective over time in allowing the Company to recover changes in fuel costs, create a delay that will lag near-term fuel cost increases. As a result, periods of rapidly rising fuel prices may temporarily compress margins and operating income until escalation adjustments are fully realized. The Company did experience that lag during the 2026 second quarter but this should be ultimately realized in subsequent quarters as there is generally a 30 to 120 day delay before term contracts are adjusted for fuel costs. Fuel escalation clauses in term contracts and their effectiveness are discussed in more detail in Liquidity below and Item 1A – Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company expects stable growth in KDS in 2026 as near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market are offset by increased orders in the power generation market. In commercial and industrial, the demand outlook in marine repair remains steady while on-highway service and repair remains soft but has shown some recent modest improvement. In power generation, the Company anticipates continued strong growth in orders as data center demand and the increasing need for prime behind the meter and backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the transition from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times and supply delays for certain original equipment manufacturer (“OEM”) products, especially in the power generation market, to continue throughout 2026. The Company was impacted in the 2026 second quarter by delayed OEM engine deliveries as certain impacted projects shifted from the 2026 second quarter into the 2026 second half.

Acquisitions

On March 17, 2026, the Company purchased 23 inland tank barges with a total capacity of 653,000 barrels, including five specialty barges, and three high horsepower towboats from an undisclosed seller for $95.8 million. The Company paid $81.4 million in cash in March 2026 with the remaining $14.4 million paid in the 2026 second quarter upon delivery of remaining vessels. The 23 tank barges, including five specialty barges, transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 23 barges was 19 years.

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

Financing of these purchases was through borrowings under the Company’s Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	%	2025	%	2026	%	2025	%
Marine transportation	$536,974	58%	$492,562	58%	$1,034,157	59%	$968,711	59%
Distribution and services	385,425	42	362,893	42	732,341	41	672,403	41
	$922,399	100%	$855,455	100%	$1,766,498	100%	$1,641,114	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Marine transportation revenues	$536,974	$492,562	9%	$1,034,157	$968,711	7%

Costs and expenses:
Costs of sales and operating expenses	348,465	298,789	17	649,289	589,776	10
Selling, general and administrative	35,463	33,415	6	79,264	73,869	7
Taxes, other than on income	7,652	8,124	(6)	15,219	14,576	4
Depreciation and amortization	57,592	53,182	8	112,928	104,854	8
	449,172	393,510	14	856,700	783,075	9
Operating income	$87,802	$99,052	(11)%	$177,457	$185,636	(4)%
Operating margins	16.4%	20.1%		17.2%	19.2%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2026 Second Quarter Revenue Distribution	2026 Six Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	48%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	27%	27%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	21%	22%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2026 second quarter and first six months increased 9% and 7%, respectively, compared to the 2025 second quarter and first six months, primarily due to higher term pricing in the inland market and increased fuel rebills in the inland and coastal markets, partially offset by lower spot pricing in the inland market as compared to the 2025 second quarter and first six months. KMT operating income for the 2026 second quarter and first six months decreased 11% and 4%, respectively, compared to the 2025 second quarter and first six months, primarily due to higher fuel costs as a result of the Iran conflict. During the second quarter of 2026, rapidly rising fuel prices temporarily compressed operating income and operating margins in the inland market due to the inherent lag in the Company's contractual fuel escalation mechanisms. Because fuel-related pricing adjustments under term contracts generally become effective 30 to 120 days after fuel cost increases are incurred, the Company was unable to fully recover the impact of higher fuel costs during the quarter. The Company expects these costs to be substantially recovered in subsequent quarters as contractual fuel escalation provisions take effect. The 2026 and 2025 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock closures. For both the 2026 second quarter and first six months, the inland tank barge fleet contributed 80% and the coastal fleet contributed 20% of KMT revenues. For the 2025 second quarter and first six months, the inland tank barge fleet contributed 81% and 82%, respectively, and the coastal fleet contributed 19% and 18%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the low-90% range during both the 2026 first and second quarters and the low-to-mid-90% range during both the 2025 first and second quarters. The 2026 and 2025 first quarters were impacted by high winds and heavy fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock delays. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2026 first quarter and the high-90% range during the 2026 second quarter. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during both the 2025 first and second quarters.

The petrochemical market, which is the Company’s largest market, contributed 49% and 48% of KMT revenues for the 2026 second quarter and first six months, respectively, reflecting steady rates, volumes and utilization from Gulf Coast petrochemical plants as compared to the 2025 second quarter and first six months.

The black oil market, which contributed 27% of KMT revenues for both the 2026 second quarter and first six months reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2026 first six months, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 21% and 22% of KMT revenues for the 2026 second quarter and first six months, respectively, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2025 second quarter and first six months.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2026 second quarter and first six months reflected stable demand for transportation of both domestically produced and imported products as compared to the 2025 second quarter and first six months.

For the 2026 second quarter, inland operations incurred 2,567 delay days, 23% fewer than the 3,320 delay days that occurred during the 2025 second quarter. For the 2026 first six months, inland operations incurred 5,831 delay days, 21% fewer than the 7,349 delay days that occurred during the 2025 first six months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2026 and 2025 first quarters.

During both the 2026 second quarter and first six months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2025 second quarter and first six months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. Inland time charters during both the 2026 second quarter and first six months represented approximately 57% of inland revenues under term contracts compared with 60% in the 2025 second quarter and first six months. During the 2026 second quarter and first six months, approximately 93% and 92%, respectively, of KMT coastal revenues were under term contracts and 7% and 8%, respectively, were under spot contracts. During both the 2025 second quarter and first six months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2026 and 2025 second quarter and first six months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2026 compared to contracts renewed during the corresponding quarter of 2025:

Three Months Ended
	March 31, 2026	June 30, 2026
Inland market:
Term	0% – 2%	1% – 3%
Spot	(4)% – (6)%	(2)% – (4)%
Coastal market (a):
Term	19% – 21%	(2)% – (4)%
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

Marine Transportation Costs and Expenses

Costs and expenses for the 2026 second quarter and first six months increased 14% and 9%, respectively, compared to the 2025 second quarter and first six months. Costs of sales and operating expenses for the 2026 second quarter and first six months increased 17% and 10%, respectively, compared with the 2025 second quarter and first six months. The results for the 2026 second quarter and first six months were driven by higher fuel costs and inflationary cost pressures including wage increases that went into effect on July 1, 2025.

The inland marine transportation fleet operated an average of 291 towboats during the 2026 second quarter, of which an average of 86 were chartered, compared to 290 during the 2025 second quarter, of which an average of 75 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2026 second quarter, inland operations consumed 13.0 million gallons of diesel fuel compared to 12.8 million gallons consumed during the 2025 second quarter. The average price per gallon of diesel fuel consumed during the 2026 second quarter was $4.23 per gallon compared with $2.35 per gallon for the 2025 second quarter. During the 2026 first six months, inland operations consumed 25.5 million gallons of diesel fuel compared to 24.5 million gallons consumed during the 2025 first six months. The average price per gallon of diesel fuel consumed during the 2026 first six months was $3.26 per gallon compared with $2.45 per gallon for the 2025 first six months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2026 second quarter and first six months increased 6% and 7%, respectively, compared to the 2025 second quarter and first six months. The increase in selling, general and administrative expenses for the 2026 second quarter and first six months as compared to the 2025 second quarter and first six months was primarily due to continued inflationary cost pressures, including salary and wage increases that went into effect on July 1, 2025.

Depreciation and amortization for the 2026 second quarter and first six months increased 8% compared to the 2025 second quarter and first six months. The increase was primarily due to capital additions during 2025 and the first six months of 2026, as well as equipment acquisitions.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2026 second quarter and first six months decreased 11% and 4%, respectively, compared with the 2025 second quarter and first six months. The 2026 second quarter operating margin was 16.4% compared with 20.1% for the 2025 second quarter. The 2026 first six months operating margin was 17.2% compared with 19.2% for the 2025 first six months. The decrease in operating income as compared to the 2025 second quarter and first six months was primarily due to higher fuel costs due to the Iran conflict. During the second quarter of 2026, rapidly rising fuel prices temporarily compressed operating income and operating margins in the inland market due to the inherent lag in the Company's contractual fuel escalation mechanisms. Because fuel-related pricing adjustments under term contracts generally become effective 30 to 120 days after fuel cost increases are incurred, the Company was unable to fully recover the impact of higher fuel costs during the quarter. The Company expects these costs to be substantially recovered in subsequent quarters as contractual fuel escalation provisions take effect.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Distribution and services revenues	$385,425	$362,893	6%	$732,341	$672,403	9%

Costs and expenses:
Costs of sales and operating expenses	282,714	264,331	7	539,998	486,559	11
Selling, general and administrative	51,431	50,054	3	104,502	102,073	2
Taxes, other than on income	2,406	2,391	1	4,667	4,744	(2)
Depreciation and amortization	10,723	10,682	—	21,677	21,001	3
	347,274	327,458	6	670,844	614,377	9
Operating income	$38,151	$35,435	8%	$61,497	$58,026	6%
Operating margins	9.9%	9.8%		8.4%	8.6%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2026 Second Quarter Revenue Distribution	2026 Six Months Revenue Distribution	Customers
Commercial and Industrial	50%	49%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	40%	41%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	10%	10%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2026 second quarter and first six months increased 6% and 9%, respectively, compared with the 2025 second quarter and first six months. KDS operating income for the 2026 second quarter and first six months increased 8% and 6%, respectively, compared with the 2025 second quarter and first six months.

In the commercial and industrial market, revenues and operating income increased compared to the 2025 second quarter and first six months due to higher business levels in marine repair. In the power generation market, revenues and operating income increased compared to the 2025 second quarter and first six months due to increased demand for backup, prime power and critical power applications. In the oil and gas market, revenues and operating income decreased compared to the 2025 second quarter and first six months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment.

Distribution and Services Costs and Expenses

Costs and expenses for the 2026 second quarter and first six months increased 6% and 9%, respectively, compared with the 2025 second quarter and first six months. Costs of sales and operating expenses for the 2026 second quarter and first six months increased 7% and 11%, respectively, compared with the 2025 second quarter and first six months. The increase for the 2026 second quarter and first six months reflected higher deliveries of power generation equipment, partially offset by lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2026 second quarter and first six months increased 3% and 2%, respectively, compared to the 2025 second quarter and first six months, reflecting higher business activity levels and inflationary cost pressures, including salary and wage increases that went into effect July 1, 2025.

Depreciation and amortization for the 2026 first six months increased 3% compared to the 2025 first six months. The increase was primarily due to capital additions during 2025 and the first six months of 2026, including additions to the equipment rental fleet.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2026 second quarter and first six months increased 8% and 6%, respectively, compared with the 2025 second quarter and first six months. The 2026 second quarter operating margin was 9.9% compared to 9.8% for the 2025 second quarter. The 2026 first six months operating margin was 8.4% compared to 8.6% for the 2025 first six months. The results reflect increased demand in power generation from data centers and prime power customers and higher marine repair activity and deliveries of electric fracturing equipment, partially offset by lower conventional oilfield activity.

General Corporate Expenses

General corporate expenses for the 2026 first six months increased compared to the 2025 first six months, driven primarily by increases in insurance costs, professional fees, and incentive compensation.

Gain on Disposition of Assets

The Company reported a net gain on disposition of assets of $0.7 million and $1.7 million for the 2026 and 2025 second quarter, respectively. The Company reported a net gain on disposition of assets of $2.2 million and $1.8 million for the 2026 and 2025 first six months, respectively. The net gains were primarily from sales of marine transportation equipment and the sale of a KDS facility in the 2026 first quarter.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Other income	$7,027	$4,812	46%	$14,308	$10,146	41%
Noncontrolling interests	$(69)	$(101)	(32)%	$(198)	$(385)	49%
Interest expense	$(10,977)	$(12,730)	(14)%	$(21,227)	$(23,267)	(9)%

Other Income

Other income for the 2026 and 2025 second quarters includes income of $6.0 million and $4.3 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2026 and 2025 first six months includes income of $12.2 million and $9.1 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average debt	$1,028,991	$1,147,306	$981,178	$1,048,395
Average interest rate	4.3%	4.6%	4.4%	4.5%

Interest expense for the 2026 second quarter and first six months decreased 14% and 9%, respectively, compared with the 2025 second quarter and first six months, primarily due to lower average debt outstanding and a lower average interest rate in the 2026 second quarter and first six months. Interest expense excludes capitalized interest for the 2026 second quarter and first six months of $0.2 million and $0.4 million, respectively. Interest expense excludes capitalized interest for both the 2025 second quarter and first six months of $0.5 million.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	June 30, 2026	December 31, 2025	% Change
Assets:
Current assets	$1,239,593	$1,077,855	15%
Property and equipment, net	4,177,456	4,098,058	2
Operating lease right-of-use assets	168,927	193,276	(13)
Goodwill	438,748	438,748	—
Other intangibles, net	26,342	30,165	(13)
Other assets	169,201	169,943	—
	$6,220,267	$6,008,045	4%

Liabilities and stockholders’ equity:
Current liabilities	$736,053	$706,524	4%
Long-term debt, net – less current portion	1,031,398	911,924	13
Deferred income taxes	842,577	826,373	2
Operating lease liabilities – less current portion	151,073	169,854	(11)
Other long-term liabilities	14,172	10,577	34
Total equity	3,444,994	3,382,793	2
	$6,220,267	$6,008,045	4%

Current assets as of June 30, 2026 increased 15% compared with December 31, 2025. Trade accounts receivable increased 36% primarily due to higher business activity levels in both KMT and KDS. Inventories – net increased 5% primarily due to the impact of higher business activity levels and supply delays in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered later in 2026 and into 2027. Prepaid expenses and other current assets increased 4% primarily due to higher prepaid fuel as a result of an increase in the price of diesel fuel.

Property and equipment, net of accumulated depreciation, at June 30, 2026 increased 2% compared with December 31, 2025. The increase reflected $123.4 million of capital additions (including an increase in accrued capital expenditures of $3.6 million) and $95.8 million of equipment acquisitions in the 2026 first six months, partially offset by $134.7 million of depreciation expense and $5.1 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of June 30, 2026 decreased 13% compared with December 31, 2025, primarily due to lease amortization expense, partially offset by new leases acquired in the 2026 first six months.

Other intangibles, net, as of June 30, 2026 decreased 13% compared with December 31, 2025, due to amortization during the 2026 first six months.

Current liabilities as of June 30, 2026 increased 4% compared with December 31, 2025. Accounts payable increased 14% primarily due to higher business activity levels and the timing of inventory purchases and shipyard payments. Accrued liabilities decreased 9% primarily from payment during the 2026 first six months of employee incentive compensation accrued during 2025. Deferred revenues increased 14%, primarily due to deposits on equipment expected to be shipped later in 2026 and into 2027 in KDS.

Long-term debt, net – less current portion, as of June 30, 2026 increased 13% compared with December 31, 2025, primarily reflecting increased borrowings under the 2031 Revolving Credit Facility.

Operating lease liabilities – less current portion, as of June 30, 2026 decreased 11% compared with December 31, 2025, primarily due to lease payments made, partially offset by new leases acquired and liability accretion.

Total equity as of June 30, 2026 increased 2% compared with December 31, 2025. Net earnings attributable to Kirby of $170.9 million, amortization of share-based compensation of $12.4 million, and stock option exercises of $4.3 million were partially offset by treasury stock purchases of $112.4 million and tax withholdings of $6.7 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	June 30, 2026	December 31, 2025
Long-term debt, including current portion:
Revolving Credit Facility due March 26, 2031 (a)	$235,000	$45,000
Term Loan due July 29, 2027 (b)	—	70,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2028	—	—
Bank notes payable	5,950	7,357
	1,040,950	922,357
Unamortized debt discounts and issuance costs	(3,602)	(3,076)
	$1,037,348	$919,281
(a)
Variable interest rate of 4.6% at June 30, 2026 and 5.0% at December 31, 2025.
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

Borrowings under the 2031 Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a SOFR or a base rate, plus an interest rate margin which ranges from 87.5 to 150 basis points for SOFR loans and 0 to 50 basis points for base rate loans based on the Company’s credit rating. The commitment fee on the unused available credit ranges from 7 to 20 basis points based on the Company’s credit rating. The Maturity Date may be extended for up to two additional one-year periods with the consent of the Company and lenders holding at least 50 percent of the commitments under the 2031 Credit Agreement. The 2031 Credit Agreement contains customary provisions regarding permitted uses, events of default, and covenants substantively similar to those in the 2027 Credit Agreement, including the maintenance of an interest coverage ratio of no less than 2.5 to 1.0 and a debt to capitalization of no more than or equal to 60 percent (with all calculations based on definitions contained in the 2031 Credit Agreement). Outstanding letters of credit under the 2031 Revolving Credit Facility were $6,000 and available borrowing capacity was $515.0 million as of June 30, 2026.

The Company has a $20 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2028. Outstanding letters of credit under the Credit Line were $8.0 million and available borrowing capacity was $12.0 million as of June 30, 2026.

As of June 30, 2026, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2026 first six months with net cash provided by operating activities of $169.9 million compared with $130.5 million for the 2025 first six months, a 30% increase. The increase in operating cash flows was mainly due to the timing of accounts payable and income tax payments, partially offset by the timing of accounts receivable collections. During the 2026 and 2025 first six months, the Company generated cash of $6.7 million and $11.6 million, respectively, from proceeds from the disposition of assets, and $4.3 million and $0.3 million, respectively, from proceeds from the exercise of stock options.

For the 2026 first six months, cash generated was used for capital expenditures of $119.8 million, including $104.2 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $15.6 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including power generation, electric fracturing operations, and other industrial applications. In addition, the Company used cash of $95.8 million for marine equipment acquisitions in the 2026 first six months.

Treasury Stock Purchases

During the 2026 first six months, the Company purchased 0.8 million shares of its common stock for $112.4 million, at an average price of $132.69 per share. Subsequent to June 30, 2026 and through August 4, 2026, the Company purchased an additional 0.3 million shares of its common stock for $38.6 million, at an average price of $138.27 per share. As of August 4, 2026, the Company had approximately 6.1 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2026 second quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of August 4, 2026 the Company also had cash and cash equivalents of $46.5 million, availability of $540.0 million under its 2031 Revolving Credit Facility, and $12.0 million available under its Credit Line.

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

The 2031 Revolving Credit Facility’s commitment is in the amount of $750 million and matures March 26, 2031, with $235.0 million currently outstanding at June 30, 2026. The $500 million 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The $60 million of 3.46% series A notes and $240 million of 3.51% series B notes do not mature until January 19, 2033 and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flows in 2026. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), Part II, Item 1A-Risk Factors of this Form 10-Q and the Form 10-Q for the quarter ended March 31, 2026, and Item 1A-Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $31.1 million at June 30, 2026, including $12.6 million in letters of credit and $18.5 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of June 30, 2026, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A, “Risk Factors,” of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Since the filing of its Form 10‑K, the U.S. government issued a 60‑day waiver of the Jones Act on March 17, 2026, and subsequently extended the waiver for an additional 90 days beginning May 18, 2026, and ending August 16, 2026. The waiver may increase competition from non‑U.S. vessels in certain markets served by the Company. Although the Company has not experienced a material adverse impact from the waiver to date, any further extension, expansion, or future reinstatement of the waiver could adversely affect the Company’s operations, financial condition, and results of operations, and there can be no assurance that such impacts would not be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1 — April 30, 2026	—	$—	—	—
May 1 — May 31, 2026	191,358	$144.16	—	—
June 1 — June 30, 2026	228,040	$140.89	—	—
Total	419,398	$142.38	—	—

Purchases of the Company’s common stock during the 2026 second quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2026 first six months and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2026 second quarter by the Company’s directors and Section 16 officers.

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

Dated: August 5, 2026