Form 10-Q
period 2026-09-30
KIRBY CORP
filed 2026-11-06
CIK 56047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026, 52.0 million shares of the Registrant’s $0.10 par value per share common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,290	$78,775
Accounts receivable:
Trade – less allowance for doubtful accounts	711,139	473,497
Other	69,536	69,622
Inventories – net	426,140	398,026
Prepaid expenses and other current assets	78,435	57,935
Total current assets	1,323,540	1,077,855

Property and equipment	6,647,931	6,392,985
Accumulated depreciation	(2,479,927)	(2,294,927)
Property and equipment – net	4,168,004	4,098,058

Operating lease right-of-use assets	159,790	193,276
Goodwill	438,748	438,748
Other intangibles, net	25,003	30,165
Other assets	171,315	169,943
Total assets	$6,286,400	$6,008,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank notes payable	$5,098	$7,357
Accounts payable	261,287	218,614
Accrued liabilities	230,493	232,623
Current portion of operating lease liabilities	37,098	45,766
Deferred revenues	243,256	202,164
Total current liabilities	777,232	706,524

Long-term debt, net – less current portion	1,066,653	911,924
Deferred income taxes	841,805	826,373
Operating lease liabilities – less current portion	142,949	169,854
Other long-term liabilities	14,469	10,577
Total long-term liabilities	2,065,876	1,918,728

Contingencies and commitments	—	—

Equity:
Kirby stockholders’ equity:
Common stock, $0.10 par value per share. Authorized 120 million shares, issued 65.5 million shares	6,547	6,547
Additional paid-in capital	874,057	873,249
Accumulated other comprehensive income – net	78,616	86,342
Retained earnings	3,614,682	3,332,941
Treasury stock – at cost, 13.2 million shares at September 30, 2026 and 11.7 million at December 31, 2025	(1,133,183)	(918,567)
Total Kirby stockholders’ equity	3,440,719	3,380,512
Noncontrolling interests	2,573	2,281
Total equity	3,443,292	3,382,793
Total liabilities and equity	$6,286,400	$6,008,045

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands, except per share amounts)
Revenues:
Marine transportation	$568,725	$484,941	$1,602,882	$1,453,652
Distribution and services	408,482	386,220	1,140,823	1,058,623
Total revenues	977,207	871,161	2,743,705	2,512,275

Costs and expenses:
Costs of sales and operating expenses	651,342	580,491	1,841,470	1,656,065
Selling, general and administrative	92,499	87,812	282,468	268,945
Taxes, other than on income	10,062	9,768	29,995	29,140
Depreciation and amortization	71,580	66,873	210,179	196,273
(Gain) loss on disposition of assets	813	(3,002)	(1,348)	(4,759)
Total costs and expenses	826,296	741,942	2,362,764	2,145,664

Operating income	150,911	129,219	380,941	366,611
Other income	7,261	5,557	21,569	15,703
Interest expense	(11,269)	(11,838)	(32,496)	(35,105)

Earnings before taxes on income	146,903	122,938	370,014	347,209
Provision for taxes on income	(35,994)	(30,200)	(87,981)	(83,823)

Net earnings	110,909	92,738	282,033	263,386
Net earnings attributable to noncontrolling interests	(94)	(242)	(292)	(627)

Net earnings attributable to Kirby	$110,815	$92,496	$281,741	$262,759

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.10	$1.66	$5.29	$4.67
Diluted	$2.09	$1.65	$5.26	$4.64

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net earnings	$110,909	$92,738	$282,033	$263,386

Other comprehensive loss, net of taxes:
Pension and postretirement benefits	(2,296)	(1,732)	(8,526)	(7,798)
Foreign currency translation adjustments	238	108	800	594
Total other comprehensive loss, net of taxes	(2,058)	(1,624)	(7,726)	(7,204)

Total comprehensive income, net of taxes	108,851	91,114	274,307	256,182
Net earnings attributable to noncontrolling interests	(94)	(242)	(292)	(627)

Comprehensive income attributable to Kirby	$108,757	$90,872	$274,015	$255,555

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Cash flows from operating activities:
Net earnings	$282,033	$263,386
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	210,179	196,273
Provision for deferred income taxes	18,286	68,142
Amortization of share-based compensation	14,883	14,567
Amortization of major maintenance costs	17,100	22,354
Other	2,234	(3,454)
Decrease in cash flows resulting from changes in operating assets and liabilities, net	(231,333)	(203,274)
Net cash provided by operating activities	313,382	357,994

Cash flows from investing activities:
Capital expenditures	(189,295)	(217,440)
Acquisitions of businesses and marine equipment	(95,800)	(106,450)
Proceeds from disposition of assets	9,846	28,334
Other	—	(3,000)
Net cash used in investing activities	(275,249)	(298,556)

Cash flows from financing activities:
Borrowings on bank credit facilities, net	222,741	174,057
Payments on long-term debt	(70,000)	—
Payment of debt issuance costs	(1,277)	—
Proceeds from exercise of stock options	4,308	262
Payments related to tax withholding for share-based compensation	(6,705)	(5,977)
Treasury stock purchases	(224,249)	(252,638)
Other	(3,436)	(2,561)
Net cash used in financing activities	(78,618)	(86,857)
Decrease in cash and cash equivalents	(40,485)	(27,419)

Cash and cash equivalents, beginning of year	78,775	74,444
Cash and cash equivalents, end of period	$38,290	$47,025

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$39,775	$42,787
Income taxes paid, net	$61,692	$80,966
Operating cash outflow from operating leases	$40,441	$38,175
Non-cash investing activity:
Capital expenditures included in accounts payable	$(2,113)	$10,564
Right-of-use assets obtained in exchange for lease obligations	$11,986	$50,811

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2026	65,472	$6,547	$871,657	$80,674	$3,503,867	(12,369)	$(1,020,230)	$2,479	$3,444,994
Issuance of stock for equity awards, net of forfeitures	—	—	(49)	—	—	—	49	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(24)	—	(24)
Amortization of share-based compensation	—	—	2,449	—	—	—	—	—	2,449
Treasury stock purchases	—	—	—	—	—	(816)	(111,859)	—	(111,859)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,119)	—	(1,119)
Total comprehensive income, net of taxes	—	—	—	(2,058)	110,815	—	—	94	108,851
Balance at September 30, 2026	65,472	$6,547	$874,057	$78,616	$3,614,682	(13,185)	$(1,133,183)	$2,573	$3,443,292

				Accumulated
			Additional	Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at June 30, 2025	65,472	$6,547	$867,143	$65,612	$3,148,635	(9,420)	$(699,867)	$1,820	$3,389,890
Issuance of stock for equity awards, net of forfeitures	—	—	(43)	—	—	—	43	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	—	(20)	—	(20)
Amortization of share-based compensation	—	—	3,420	—	—	—	—	—	3,420
Treasury stock purchases	—	—	—	—	—	(1,314)	(119,965)	—	(119,965)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(1,198)	—	(1,198)
Total comprehensive income, net of taxes	—	—	—	(1,624)	92,496	—	—	242	91,114
Balance at September 30, 2025	65,472	$6,547	$870,520	$63,988	$3,241,131	(10,734)	$(821,007)	$2,062	$3,363,241

See accompanying notes to condensed financial statements.

KIRBY CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2025	65,472	$6,547	$873,249	$86,342	$3,332,941	(11,701)	$(918,567)	$2,281	$3,382,793
Stock option exercises	—	—	(329)	—	—	59	4,637	—	4,308
Issuance of stock for equity awards, net of forfeitures	—	—	(13,746)	—	—	175	13,746	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(6,705)	—	(6,705)
Amortization of share-based compensation	—	—	14,883	—	—	—	—	—	14,883
Treasury stock purchases	—	—	—	—	—	(1,663)	(224,249)	—	(224,249)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(2,045)	—	(2,045)
Total comprehensive income, net of taxes	—	—	—	(7,726)	281,741	—	—	292	274,307
Balance at September 30, 2026	65,472	$6,547	$874,057	$78,616	$3,614,682	(13,185)	$(1,133,183)	$2,573	$3,443,292

			Additional	Accumulated Other
	Common Stock		Paid-in-	Comprehensive	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Income, Net	Earnings	Shares	Amount	Interests	Total
	(in thousands)
Balance at December 31, 2024	65,472	$6,547	$868,763	$71,192	$2,978,372	(8,215)	$(573,061)	$1,435	$3,353,248
Stock option exercises	—	—	27	—	—	4	235	—	262
Issuance of stock for equity awards, net of forfeitures	—	—	(12,837)	—	—	181	12,837	—	—
Tax withholdings on equity award vesting	—	—	—	—	—	(55)	(5,977)	—	(5,977)
Amortization of share-based compensation	—	—	14,567	—	—	—	—	—	14,567
Treasury stock purchases	—	—	—	—	—	(2,649)	(252,638)	—	(252,638)
Excise taxes on treasury stock purchases	—	—	—	—	—	—	(2,403)	—	(2,403)
Total comprehensive income, net of taxes	—	—	—	(7,204)	262,759	—	—	627	256,182
Balance at September 30, 2025	65,472	$6,547	$870,520	$63,988	$3,241,131	(10,734)	$(821,007)	$2,062	$3,363,241

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

(3) Revenues

The following table sets forth the Company’s revenues by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marine transportation segment:
Inland transportation	$460,108	$379,329	$1,286,127	$1,168,969
Coastal transportation	108,617	105,612	316,755	284,683
	$568,725	$484,941	$1,602,882	$1,453,652
Distribution and services segment:
Commercial and industrial	$181,272	$168,079	$536,804	$501,913
Power generation	187,051	173,916	490,122	419,157
Oil and gas	40,159	44,225	113,897	137,553
	$408,482	$386,220	$1,140,823	$1,058,623

Contract liabilities represent advance consideration received from customers, and are recognized as revenue over time or at a point in time as the related performance obligation is satisfied. Revenues recognized during the nine months ended September 30, 2026 and 2025 that were included in the opening contract liability balances were $116.3 million and $112.8 million, respectively. The Company presents all contract liabilities within the deferred revenues financial statement caption on the balance sheets. The Company did not have any contract assets as of September 30, 2026 or December 31, 2025.

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

The Company’s two reportable business segments are managed separately by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, based on fundamental differences in their operations. The Company’s accounting policies for the business segments are the same as those described in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K. The CODM evaluates the performance of the Company’s segments based on the contributions to operating income of the respective segments, and before income taxes, interest, gains or losses on disposition of assets, other nonoperating income, noncontrolling interests, accounting changes, and nonrecurring items. The CODM uses segment operating income to allocate resources for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating income when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results and return on invested capital of each segment. Intersegment revenues, based on market-based pricing, of KDS from KMT of $11.4 million and $28.9 million for the three months and nine months ended September 30, 2026, respectively, and $5.6 million and $28.1 million for the three months and nine months ended September 30, 2025, respectively, as well as the related intersegment profit of $1.1 million and $2.9 million for the three months and nine months ended September 30, 2026, respectively, and $0.6 million and $2.8 million for the three months and nine months ended September 30, 2025, respectively, have been eliminated from the tables below.

The following tables set forth the Company’s revenues, depreciation and amortization, and income or loss by reportable segment and total assets (in thousands):

	Three Months Ended September 30,
	2026			2025
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$568,725	$408,482	$977,207	$484,941	$386,220	$871,161

Less:
Costs of sales and operating expenses	353,991	296,861	650,852	300,021	280,049	580,070
Administrative payroll expense	21,592	24,630	46,222	19,141	23,617	42,758
Taxes, other than on income	7,597	2,438	10,035	7,266	2,472	9,738
Depreciation and amortization	58,564	10,745	69,309	54,100	10,949	65,049
Other segment items (a)	15,071	25,384	40,455	15,844	26,464	42,308
Segment operating income	$111,910	$48,424	$160,334	$88,569	$42,669	$131,238

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(8,610)			(5,021)
Gain (loss) on disposition of assets			(813)			3,002
Operating income			$150,911			$129,219
Other income			7,261			5,557
Interest expense			(11,269)			(11,838)
Earnings before taxes on income			$146,903			$122,938

	Nine Months Ended September 30,
	2026			2025
	KMT	KDS	Total	KMT	KDS	Total
Revenue from external customers	$1,602,882	$1,140,823	$2,743,705	$1,453,652	$1,058,623	$2,512,275

Less:
Costs of sales and operating expenses	1,003,280	836,859	1,840,139	889,797	766,608	1,656,405
Administrative payroll expense	63,768	73,307	137,075	58,749	71,759	130,508
Taxes, other than on income	22,816	7,105	29,921	21,842	7,216	29,058
Depreciation and amortization	171,492	32,422	203,914	158,954	31,950	190,904
Other segment items (a)	52,159	81,209	133,368	50,105	80,395	130,500
Segment operating income	$289,367	$109,921	$399,288	$274,205	$100,695	$374,900

Reconciliation of segment operating income
Unallocated amounts:
General corporate expenses			(19,695)			(13,048)
Gain on disposition of assets			1,348			4,759
Operating income			$380,941			$366,611
Other income			21,569			15,703
Interest expense			(32,496)			(35,105)
Earnings before taxes on income			$370,014			$347,209
(a)
Other segment items for each reportable segment includes:

KMT – selling expense, professional service expense, occupancy expense, and certain overhead expenses.

KDS – inventory-related expense, warranty expense, selling expense, professional service expense, occupancy expense, and certain overhead expenses.

	September 30, 2026	December 31, 2025
Total assets:
Marine transportation	$4,849,845	$4,705,692
Distribution and services	1,281,242	1,111,549
Other	155,313	190,804
	$6,286,400	$6,008,045

The following table presents the details of “Other” total assets (in thousands):

	September 30, 2026	December 31, 2025
General corporate assets	$152,460	$187,616
Investment in affiliates	2,853	3,188
	$155,313	$190,804

(5) Long-Term Debt

The following table presents the carrying value and fair value (determined using inputs characteristic of a Level 2 fair value measurement) of debt outstanding (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility due March 26, 2031 (a)	$270,000	$270,000	$45,000	$45,000
Term Loan due July 29, 2027 (b)	—	—	70,000	70,000
4.2% senior notes due March 1, 2028	500,000	490,491	500,000	506,089
3.46% senior notes due January 19, 2033	60,000	51,462	60,000	55,093
3.51% senior notes due January 19, 2033	240,000	206,487	240,000	221,128
Credit line due June 30, 2028	—	—	—	—
Bank notes payable	5,098	5,098	7,357	7,357
	1,075,098	1,023,538	922,357	904,667
Unamortized debt discounts and issuance costs	(3,347)	—	(3,076)	—
	$1,071,751	$1,023,538	$919,281	$904,667
(a)
Variable interest rate of 4.8% at September 30, 2026 and 5.0% at December 31, 2025.
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

Borrowings under the 2031 Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an interest rate margin which ranges from 87.5 to 150 basis points for SOFR loans and 0 to 50 basis points for base rate loans based on the Company’s credit rating. The commitment fee on the unused available credit ranges from 7 to 20 basis points based on the Company’s credit rating. The Maturity Date may be extended for up to two additional one-year periods with the consent of the Company and lenders holding at least 50 percent of the commitments under the 2031 Credit Agreement. The 2031 Credit Agreement contains customary provisions regarding permitted uses, events of default, and covenants substantively similar to those in the 2027 Credit Agreement, including the maintenance of an interest coverage ratio of no less than 2.5 to 1.0 and a debt to capitalization of no more than or equal to 60 percent (with all calculations based on definitions contained in the 2031 Credit Agreement). Outstanding letters of credit under the 2031 Revolving Credit Facility were $6,000 and available borrowing capacity was $480.0 million as of September 30, 2026.

The Company has a $20 million line of credit (“Credit Line”) with Bank of America, N.A. (“Bank of America”) for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2028. Outstanding letters of credit under the Credit Line were $8.0 million and available borrowing capacity was $12.0 million as of September 30, 2026.

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

Future minimum lease payments under operating leases that have initial noncancelable lease terms in excess of one year were as follows (in thousands):

	September 30, 2026	December 31, 2025
2026	$12,884	$54,278
2027	45,153	44,246
2028	32,454	33,245
2029	20,115	18,855
2030	15,293	14,522
Thereafter	99,953	97,566
Total lease payments	225,852	262,712
Less: imputed interest	(45,805)	(47,092)
Operating lease liabilities	$180,047	$215,620

The following table summarizes lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$13,075	$13,093	$38,989	$37,036
Variable lease cost	474	68	335	(256)
Short-term lease cost	11,873	10,098	30,819	31,786
Sublease income	(765)	(949)	(2,914)	(2,820)
	$24,657	$22,310	$67,229	$65,746

The following table summarizes other supplemental information about the Company’s operating leases:

	September 30, 2026	December 31, 2025
Weighted average discount rate	4.7%	4.7%
Weighted average remaining lease term	8 years	8 years

(7) Stock Award Plans

The compensation cost that has been charged against earnings for the Company’s stock award plans and the income tax benefit recognized in the statement of earnings for stock awards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation cost	$2,449	$3,420	$14,883	$14,567
Income tax benefit	$645	$847	$3,542	$3,511

During the nine months ended September 30, 2026, the Company granted 143,305 restricted stock units (“RSUs”) to selected officers and other key employees under the employee stock award plan that generally vest ratably over five years. During the nine months ended September 30, 2026, the Company granted 11,520 shares of restricted stock to nonemployee directors of the Company under the director stock plan which vest six months after the date of grant.

(8) Taxes on Income

Earnings (loss) before taxes on income and details of the provision (benefit) for taxes on income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings (loss) before taxes on income:
United States	$146,780	$122,673	$369,829	$347,634
Foreign	123	265	185	(425)
	$146,903	$122,938	$370,014	$347,209
Provision (benefit) for taxes on income:
Federal:
Current	$34,541	$(28,579)	$65,344	$9,229
Deferred	(3,637)	54,486	10,743	62,970
State and local:
Current	1,574	230	4,279	6,428
Deferred	3,633	4,039	7,543	5,172
Foreign - current	(117)	24	72	24
	$35,994	$30,200	$87,981	$83,823

The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2024 tax year. The Company’s federal income tax returns for the 2023 and 2025 tax years currently remain open to examination under the applicable statutes of limitations.

The Company believes its tax positions are more likely than not to be sustained upon examination and has recorded liabilities for uncertain tax positions when appropriate. However, the ultimate resolution of tax examinations and related matters could differ from amounts currently recorded and may affect the Company’s effective tax rate, results of operations, and cash flows in future periods. The Company is also subject to examination by various state and local taxing authorities.

(9) Earnings Per Share

The following table presents the components of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings attributable to Kirby	$110,815	$92,496	$281,741	$262,759
Undistributed earnings allocated to restricted shares	(24)	(26)	(34)	(40)
Earnings available to Kirby common stockholders – basic	110,791	92,470	281,707	262,719
Undistributed earnings allocated to restricted shares	24	26	34	40
Undistributed earnings reallocated to restricted shares	(24)	(26)	(34)	(40)
Earnings available to Kirby common stockholders – diluted	$110,791	$92,470	$281,707	$262,719

Shares outstanding:
Weighted average common stock issued and outstanding	52,702	55,641	53,241	56,221
Weighted average unvested restricted stock	(12)	(15)	(7)	(9)
Weighted average common stock outstanding – basic	52,690	55,626	53,234	56,212
Dilutive effect of stock options and restricted stock units	329	344	334	348
Weighted average common stock outstanding – diluted	53,019	55,970	53,568	56,560

Net earnings per share attributable to Kirby common stockholders:
Basic	$2.10	$1.66	$5.29	$4.67
Diluted	$2.09	$1.65	$5.26	$4.64

There were no antidilutive RSUs or stock options as of September 30, 2026 and 2025.

(10) Inventories

The following table presents the details of inventories – net (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$356,218	$340,740
Work in process	69,922	57,286
	$426,140	$398,026

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

On February 14, 2018, with the acquisition of Higman Marine, Inc. and its affiliated companies (“Higman”), the Company assumed Higman’s pension plan for its inland vessel personnel and office staff. On March 27, 2018, the Company amended the Higman pension plan to close it to all new entrants and cease all benefit accruals for periods after May 15, 2018 for all participants. The Company made contributions of $0.5 million to the Higman pension plan during the nine months ended September 30, 2026. The Company does not expect to make additional contributions during the remainder of 2026.

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

The components of net periodic benefit cost for the Company’s defined benefit plans were as follows (in thousands):

	Pension Benefits
	Pension Plans		SERP
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$675	$742	$—	$—
Interest cost	4,579	4,547	10	10
Expected return on plan assets	(7,641)	(6,811)	—	—
Amortization of actuarial (gain) loss	(3,014)	(2,250)	8	7
Net periodic benefit cost	$(5,401)	$(3,772)	$18	$17

	Pension Benefits
	Pension Plans		SERP
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$2,025	$2,225	$—	$—
Interest cost	13,740	13,642	28	30
Expected return on plan assets	(22,921)	(20,432)	—	—
Amortization of actuarial (gain) loss	(9,044)	(6,751)	24	21
Net periodic benefit cost	$(16,200)	$(11,316)	$52	$51

The components of net periodic benefit cost for the Company’s postretirement benefit plan were as follows (in thousands):

	Other Postretirement Benefits
	Postretirement Welfare Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic benefit cost:
Interest cost	$5	$5	$14	$16
Amortization of actuarial gain	(59)	(67)	(174)	(198)
Net periodic benefit cost	$(54)	$(62)	$(160)	$(182)

(12) Other Comprehensive Income

The Company’s changes in other comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(3,065)	$769	$(2,296)	$(2,310)	$578	$(1,732)
Foreign currency translation	238	—	238	108	—	108
Total	$(2,827)	$769	$(2,058)	$(2,202)	$578	$(1,624)

	Nine Months Ended September 30,
	2026			2025
	Gross Amount	Income Tax Benefit	Net Amount	Gross Amount	Income Tax Benefit	Net Amount
Pension and postretirement benefits (a):
Amortization of net actuarial gain	$(9,194)	$2,304	$(6,890)	$(6,928)	$1,736	$(5,192)
Actuarial losses	(2,185)	549	(1,636)	(3,477)	871	(2,606)
Foreign currency translation	800	—	800	594	—	594
Total	$(10,579)	$2,853	$(7,726)	$(9,811)	$2,607	$(7,204)

(a) Actuarial gains (losses) are amortized into other income (expense). See Note 11, Retirement Plans.

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

During the second quarter of 2026, the Company entered into a settlement agreement with the Heiltsuk First Nation that resolves the claims asserted by the Heiltsuk First Nation against the Company and its affiliates arising from the incident. In October 2026, the Federal Court of Canada approved the settlement and related implementation orders. Certain ministerial implementation matters remain pending. The Company maintains various insurance policies covering liabilities, including pollution, property, marine and general liability. The Company believes its reserves and insurance recoveries related to the incident are adequate and does not expect any remaining matters associated with the incident to have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $29.4 million at September 30, 2026, including $12.6 million in letters of credit and $16.8 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur regarding these instruments.

(14) Subsequent Event

On November 4, 2026, the Company completed the acquisition of 14 inland tank barges with a total capacity of 392,000 barrels, nine inland towboats, nine bow thrusters and a fleeting operation in Rockport, Texas from undisclosed sellers for approximately $115 million, subject to post-closing adjustments. The fourteen inland tank barges transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 14 inland tank barges is 10 years. The fleeting operations are located on a 65-acre facility servicing Corpus Christi Bay and the port of Corpus Christi and will enhance the Company’s inland marine network in South Texas with expanded fleeting and fueling capabilities. The Company is currently evaluating the purchase accounting for the transaction and, due to the limited period of time since the acquisition date, the allocation of the purchase price to the assets acquired and liabilities assumed is in the process of being completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. Such statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations thereon or comparable terminology. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, adverse weather conditions such as high water, low water, tropical storms, hurricanes, tsunamis, fog and ice, tornados, pandemics, marine accidents, lock delays or closures, fuel costs, interest rates, construction of new equipment by competitors, government and environmental laws and regulations, and the timing, magnitude and number of acquisitions made by the Company. For a more detailed discussion of factors that could cause actual results to differ from those presented in forward-looking statements, see Part II, Item 1A-Risk Factors of this Form 10-Q and the Form 10-Q for the quarters ended March 31 and June 30, 2026, and Item 1A-Risk Factors found in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. Forward-looking statements are based on currently available information and the Company assumes no obligation to update any such statements. For purposes of Management’s Discussion, all net earnings per share attributable to Kirby common stockholders are “diluted earnings per share.”

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

The following table summarizes key operating results of the Company (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$977,207	$871,161	$2,743,705	$2,512,275
Net earnings attributable to Kirby	$110,815	$92,496	$281,741	$262,759
Net earnings per share attributable to Kirby common stockholders – diluted	$2.09	$1.65	$5.26	$4.64
Net cash provided by operating activities			$313,382	$357,994
Capital expenditures			$189,295	$217,440

Cash provided by operating activities for the 2026 first nine months decreased in comparison to the 2025 first nine months primarily due to the timing of accounts receivable collections, partially offset by the timing of accounts payable payments and increased customer deposits in 2026 as compared to 2025. For the 2026 first nine months, capital expenditures of $189.3 million included $140.2 million in KMT and $49.1 million in KDS and corporate, each more fully described under Cash Flow and Capital Expenditures below.

The Company projects that capital expenditures for 2026 will be in the $220 million to $260 million range. Approximately $170 million to $210 million is associated with marine maintenance capital and improvements to existing inland and coastal marine equipment, and facility improvements. Up to approximately $65 million is associated with growth capital spending in both segments.

The Company’s debt-to-capitalization ratio increased to 23.7% at September 30, 2026 compared to 21.4% at December 31, 2025, primarily due to an increase in debt outstanding. Total equity at September 30, 2026 increased as compared to December 31, 2025 primarily from net earnings attributable to Kirby of $281.7 million, partially offset by treasury stock purchases of $224.2 million in the 2026 first nine months. The Company’s debt outstanding as of September 30, 2026 and December 31, 2025 is detailed in Long-Term Financing below.

Marine Transportation

For both the 2026 third quarter and first nine months, KMT generated 58% of the Company’s revenues. For the 2025 third quarter and first nine months, KMT generated 56% and 58%, respectively, of the Company’s revenues. The segment’s customers include many of the major petrochemical and refining companies that operate in the United States. Products transported include intermediate materials used to produce many of the end products used widely by businesses and consumers — plastics, fiber, paints, detergents, oil additives and paper, among others, as well as residual fuel oil, ship bunkers, asphalt, gasoline, diesel fuel, heating oil, crude oil, natural gas condensate, and agricultural chemicals. Consequently, KMT is directly affected by the volumes produced by the Company’s petroleum, petrochemical, and refining customer base.

The following table summarizes the Company’s marine transportation fleet:

	September 30,
	2026	2025
Inland tank barges:
Owned	1,103	1,073
Leased	45	32
Total	1,148	1,105
Barrel capacity (in millions)	25.7	24.5

Active inland towboats (quarter average):
Owned	208	209
Chartered	86	61
Total	294	270

Coastal tank barges:
Owned	27	28
Leased	-	-
Total	27	28
Barrel capacity (in millions)	2.9	2.9

Coastal tugboats:
Owned	23	23
Chartered	1	1
Total	24	24

Offshore dry-bulk cargo barges (owned)	2	2
Offshore tugboats and docking tugboat (owned and chartered)	3	3

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

During the 2026 first nine months, the Company purchased 28 inland tank barges, chartered 14 inland tank barges, brought back into service eight inland tank barges, and retired seven inland tank barges, increasing its capacity by approximately 1.2 million barrels.

KMT revenues for the 2026 third quarter and first nine months increased 17% and 10%, respectively, compared to the 2025 third quarter and first nine months, primarily due to higher term and spot pricing in the inland market and increased fuel rebills in the inland and coastal markets as compared to the 2025 third quarter and first nine months. KMT operating income for the 2026 third quarter and first nine months increased 26% and 6%, respectively, compared to the 2025 third quarter and first nine months, primarily due to higher term and spot pricing in the inland market, partially offset by higher fuel costs. During the second quarter of 2026, rapidly rising fuel prices temporarily compressed operating income and operating margins in the inland market due to the inherent lag in the Company's contractual fuel escalation mechanisms. Depending on contract terms, fuel related pricing adjustments under term contracts generally become effective 30 to 120 days after fuel cost increases occur. Due to this, the Company experienced a lag in the second quarter in recovering the impact of higher fuel costs. Rising fuel costs continued in the 2026 third quarter as higher costs were only partially offset by cost escalators and rate recovery mechanisms. The Company expects these costs to be substantially recovered in subsequent quarters as contractual fuel escalation provisions take effect. The 2026 and 2025 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock closures. For the 2026 third quarter and first nine months, the inland tank barge fleet contributed 81% and 80%, respectively, and the coastal fleet contributed 19% and 20%, respectively, of KMT revenues. For the 2025 third quarter and first nine months, the inland tank barge fleet contributed 78% and 80%, respectively, and the coastal fleet contributed 22% and 20%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the low-90% range during the 2026 first, second, and third quarters, the low-to-mid-90% range during both the 2025 first and second quarters, and the mid-80% range during the 2025 third quarter. The 2025 third quarter experienced seasonally favorable weather and improved navigational conditions. In addition, the 2025 third quarter was also impacted by a lighter feedstock mix for refinery and chemical customers and fewer barges undergoing maintenance across the industry. The 2026 and 2025 first quarters were impacted by high winds and heavy fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock delays. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2026 first quarter and the high-90% range during both the 2026 second and third quarters. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2025 first, second, and third quarters.

During both the 2026 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2025 third quarter and first nine months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. Inland time charters during both the 2026 third quarter and first nine months represented approximately 56% of inland revenues under term contracts compared with approximately 57% and 59% in the 2025 third quarter and first nine months, respectively. During the 2026 third quarter and first nine months, approximately 95% and 93%, respectively, of KMT coastal revenues were under term contracts and 5% and 7%, respectively, were under spot contracts. During both the 2025 third quarter and first nine months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2026 and 2025 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2026 compared to contracts renewed during the corresponding quarter of 2025:

Three Months Ended
	March 31, 2026	June 30, 2026	September 30, 2026
Inland market:
Term	0% – 2%	1% – 3%	2% – 4%
Spot	(4)% – (6)%	(2)% – (4)%	4% – 6%
Coastal market (a):
Term	19% – 21%	(2)% – (4)%	11% – 13%
(a)
Term contract pricing in the coastal market is contingent on various factors including geographic location, vessel capacity, vessel type, and product serviced.

Effective January 1, 2026, annual escalators for labor and the producer price index on a number of inland multi-year contracts resulted in rate increases on those contracts of approximately 3%, excluding fuel.

KMT operating margin was 19.7% and 18.1% for the 2026 third quarter and first nine months, respectively, compared to 18.3% and 18.9% for the 2025 third quarter and first nine months, respectively.

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

For both the 2026 third quarter and first nine months, KDS generated 42% of the Company’s revenues. For the 2025 third quarter and first nine months, KDS generated 44% and 42%, respectively, of the Company’s revenues. The results of KDS are largely influenced by cycles of the power generation, marine, on-highway, oilfield service industry and oil and gas operator and producer markets, and other industrial markets.

KDS revenues for the 2026 third quarter and first nine months increased 6% and 8%, respectively, compared with the 2025 third quarter and first nine months. KDS operating income for the 2026 third quarter and first nine months increased 13% and 9%, respectively, compared with the 2025 third quarter and first nine months. In the commercial and industrial market, revenues and operating income increased compared to the 2025 third quarter and first nine months due to higher business levels in marine repair. For the 2026 third quarter and first nine months, the commercial and industrial market contributed 44% and 47%, respectively, of KDS revenues.

In the power generation market, revenues and operating income increased compared to the 2025 third quarter and first nine months due to increased demand for backup, prime power and critical power applications. For the 2026 third quarter and first nine months, the power generation market contributed 46% and 43%, respectively, of KDS revenues.

In the oil and gas market, revenues and operating income decreased compared to the 2025 third quarter and first nine months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment. For both the 2026 third quarter and first nine months, the oil and gas market contributed 10% of KDS revenues.

KDS operating margin was 11.9% and 9.6% for the 2026 third quarter and first nine months, respectively, compared to 11.0% and 9.5% for the 2025 third quarter and first nine months, respectively.

Outlook

Overall, the Company expects to deliver improved financial results in 2026. In KMT, barge utilization and customer demand remain favorable. In KDS, growth in the power generation market and strength in marine repair is expected to offset softness in oil and gas markets. The Company remains mindful of the ever-changing economic landscape related to the possible impact of high interest rates, tariffs, geopolitical tensions and possible recessionary headwinds as it moves through 2026 and into 2027.

In 2026, the inland marine transportation market is expected to experience positive market dynamics due to limited new barge construction. The Company expects barge utilization rates to remain steady for the year with continued improvement in pricing as the year progresses. The Company also continues to see inflationary pressures and there remains a mariner shortage in the industry which continues to drive up labor costs. These pressures, along with the increasing cost of equipment, should continue to put upward pressure on spot and term contract prices. The coastal marine transportation market is also expected to see favorable market conditions in 2026. The coastal marine transportation market should experience steady customer demand, keeping barge utilization at high levels with improving rates as the availability of equipment remains limited across the industry. There are no coastal barges currently under construction. The Company does expect more shipyard days in the coastal marine transportation market as compared to 2025.

The Company did experience some near-term cost headwinds in its inland marine transportation operations during the 2026 second and third quarters from rising fuel costs. Term and affreightment contracts contain fuel escalation clauses or provides for the customer to pay for fuel. Cost escalators and rate recovery mechanisms in the Company’s term contracts, while effective over time in allowing the Company to recover changes in fuel costs, create a delay that will lag near-term fuel cost increases. As a result, periods of rapidly rising fuel prices may temporarily compress margins and operating income until escalation adjustments are fully realized. The Company did experience that lag during the 2026 second quarter. Rising fuel costs continued in the 2026 third quarter as higher costs were only partially offset by cost escalators and rate recovery mechanisms. The Company expects these costs to be ultimately recovered in subsequent quarters as there is generally a 30 to 120 day delay before term contracts are adjusted for fuel costs. Fuel escalation clauses in term contracts and their effectiveness are discussed in more detail in Liquidity below and Item 1A – Risk Factors found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company expects stable growth in KDS in 2026 as near-term volatility from supply issues, customers deferring maintenance, and lower overall levels of activity in the oil and gas market are offset by increased orders in the power generation market. In commercial and industrial, the demand outlook in marine repair remains strong while on-highway service and repair remains soft but has shown some recent modest improvement. In power generation, the Company anticipates continued strong growth in orders as data center demand and the increasing need for prime behind the meter and backup power continues to be strong. In oil and gas, the Company expects revenues to be down as the transition from conventional diesel hydraulic fracturing to electric hydraulic fracturing continues to take place. The Company anticipates extended lead times and supply delays for certain original equipment manufacturer (“OEM”) products, especially in the power generation market, to continue in the 2026 fourth quarter and into 2027.

Acquisitions

On November 4, 2026, the Company completed the acquisition of 14 inland tank barges with a total capacity of 392,000 barrels, nine inland towboats, nine bow thrusters and a fleeting operation in Rockport, Texas from undisclosed sellers for approximately $115 million, subject to post-closing adjustments. The fourteen inland tank barges transport petrochemicals and refined products on the Mississippi River System and Gulf Intracoastal Waterway. The average age of the 14 inland tank barges is 10 years. The fleeting operations are located on a 65-acre facility servicing Corpus Christi Bay and the port of Corpus Christi and will enhance the Company’s inland marine network in South Texas with expanded fleeting and fueling capabilities.

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

Financing of these purchases was through borrowings under the Company’s Revolving Credit Facility and cash provided by operating activities.

Results of Operations

The following table sets forth the Company’s KMT and KDS revenues and the percentage of each to total revenues (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	%	2025	%	2026	%	2025	%
Marine transportation	$568,725	58%	$484,941	56%	$1,602,882	58%	$1,453,652	58%
Distribution and services	408,482	42	386,220	44	1,140,823	42	1,058,623	42
	$977,207	100%	$871,161	100%	$2,743,705	100%	$2,512,275	100%

Marine Transportation

The following table sets forth KMT revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Marine transportation revenues	$568,725	$484,941	17%	$1,602,882	$1,453,652	10%

Costs and expenses:
Costs of sales and operating expenses	353,991	300,021	18	1,003,280	889,797	13
Selling, general and administrative	36,663	34,985	5	115,927	108,854	6
Taxes, other than on income	7,597	7,266	5	22,816	21,842	4
Depreciation and amortization	58,564	54,100	8	171,492	158,954	8
	456,815	396,372	15	1,313,515	1,179,447	11
Operating income	$111,910	$88,569	26%	$289,367	$274,205	6%
Operating margins	19.7%	18.3%		18.1%	18.9%

Marine Transportation Revenues

The following table shows the marine transportation markets serviced by the Company, KMT revenue distribution, products moved and the drivers of the demand for the products the Company transports:

Markets Serviced	2026 Third Quarter Revenue Distribution	2026 Nine Months Revenue Distribution	Products Moved	Drivers
Petrochemicals	49%	48%	Benzene, Styrene, Methanol, Acrylonitrile, Xylene, Naphtha, Caustic Soda, Butadiene, Propylene	Consumer non-durables – 70%, Consumer durables – 30%
Black Oil	27%	27%	Residual Fuel Oil, Coker Feedstock, Vacuum Gas Oil, Asphalt, Carbon Black Feedstock, Crude Oil, Natural Gas Condensate, Ship Bunkers	Fuel for Power Plants and Ships, Feedstock for Refineries, Road Construction
Refined Petroleum Products	21%	22%	Gasoline, No. 2 Oil, Jet Fuel, Heating Oil, Diesel Fuel, Ethanol	Vehicle Usage, Air Travel, Weather Conditions, Refinery Utilization
Agricultural Chemicals	3%	3%	Anhydrous Ammonia, Nitrogen – Based Liquid Fertilizer, Industrial Ammonia	Corn, Cotton and Wheat Production, Chemical Feedstock Usage

KMT revenues for the 2026 third quarter and first nine months increased 17% and 10%, respectively, compared to the 2025 third quarter and first nine months, primarily due to higher term and spot pricing in the inland market and increased fuel rebills in the inland and coastal markets as compared to the 2025 third quarter and first nine months. KMT operating income for the 2026 third quarter and first nine months increased 26% and 6%, respectively, compared to the 2025 third quarter and first nine months, primarily due to higher term and spot pricing in the inland market, partially offset by higher fuel costs. During the second quarter of 2026, rapidly rising fuel prices temporarily compressed operating income and operating margins in the inland market due to the inherent lag in the Company's contractual fuel escalation mechanisms. Because fuel-related pricing adjustments under term contracts generally become effective 30 to 120 days after fuel cost increases are incurred, the Company was unable to fully recover the impact of higher fuel costs during the second quarter. Rising fuel costs continued in the 2026 third quarter as higher costs were mitigated but not fully offset by cost escalators and rate recovery mechanisms. The Company expects these costs to be substantially recovered in subsequent quarters as contractual fuel escalation provisions take effect. The 2026 and 2025 first quarters were impacted by poor operating conditions including seasonal wind and fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock closures. For the 2026 third quarter and first nine months, the inland tank barge fleet contributed 81% and 80%, respectively, and the coastal fleet contributed 19% and 20%, respectively, of KMT revenues. For the 2025 third quarter and first nine months, the inland tank barge fleet contributed 78% and 80%, respectively, and the coastal fleet contributed 22% and 20%, respectively, of KMT revenues.

Inland tank barge utilization levels averaged in the low-90% range during the 2026 first, second, and third quarters, the low-to-mid-90% range during both the 2025 first and second quarters, and the mid-80% range during the 2025 third quarter. The 2025 third quarter experienced seasonally favorable weather and improved navigational conditions. In addition, the 2025 third quarter was also impacted by a lighter feedstock mix for refinery and chemical customers and fewer barges undergoing maintenance across the industry. The 2026 and 2025 first quarters were impacted by high winds and heavy fog along the Gulf Coast, ice on the Illinois and Upper Mississippi Rivers and various lock delays. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2026 first quarter and the high-90% range during both the 2026 second and third quarters. Coastal tank barge utilization levels averaged in the mid-to-high-90% range during the 2025 first, second, and third quarters.

The petrochemical market, which is the Company’s largest market, contributed 49% and 48% of KMT revenues for the 2026 third quarter and first nine months, respectively, reflecting steady rates, volumes and utilization from Gulf Coast petrochemical plants as compared to the 2025 third quarter and first nine months.

The black oil market, which contributed 27% of KMT revenues for both the 2026 third quarter and first nine months reflected stable demand as refinery utilization and production levels of refined petroleum products and fuel oils increased. During the 2026 first nine months, the Company transported crude oil and natural gas condensate produced from major U.S. shale basins along the Gulf Intracoastal Waterway with inland vessels and in the Gulf of America with coastal equipment. Additionally, the Company transported volumes of Utica natural gas condensate downriver from the Mid-Atlantic to the Gulf Coast.

The refined petroleum products market, which contributed 21% and 22% of KMT revenues for the 2026 third quarter and first nine months, respectively, reflected stable volumes in the inland market with steady refinery utilization and product levels as compared to the 2025 third quarter and first nine months.

The agricultural chemical market, which contributed 3% of KMT revenues for both the 2026 third quarter and first nine months reflected stable demand for transportation of both domestically produced and imported products as compared to the 2025 third quarter and first nine months.

For the 2026 third quarter, inland operations incurred 1,809 delay days, 25% more than the 1,442 delay days that occurred during the 2025 third quarter. For the 2026 first nine months, inland operations incurred 7,640 delay days, 13% fewer than the 8,791 delay days that occurred during the 2025 first nine months. Delay days measure the lost time incurred by a tow (towboat and one or more tank barges) during transit when the tow is stopped due to weather, lock conditions, or other navigational factors. Delay days reflected poor operating conditions due to heavy wind and fog along the Gulf Coast and lock delays during the 2026 and 2025 first quarters.

During both the 2026 third quarter and first nine months, approximately 65% of KMT inland revenues were under term contracts and 35% were spot contract revenues. During both the 2025 third quarter and first nine months, approximately 70% of KMT inland revenues were under term contracts and 30% were spot contract revenues. Inland time charters during both the 2026 third quarter and first nine months represented approximately 56% of inland revenues under term contracts compared with approximately 57% and 59% in the 2025 third quarter and first nine months, respectively. During the 2026 third quarter and first nine months, approximately 95% and 93%, respectively, of KMT coastal revenues were under term contracts and 5% and 7%, respectively, were under spot contracts. During both the 2025 third quarter and first nine months, approximately 100% of KMT coastal revenues were under term contracts and none were under spot contracts. Coastal time charters represented approximately 100% of coastal revenues under term contracts during both the 2026 and 2025 third quarter and first nine months. Term contracts have contract terms of 12 months or longer, while spot contracts have contract terms of less than 12 months.

The following table summarizes the average range of pricing changes in term and spot contracts renewed during 2026 compared to contracts renewed during the corresponding quarter of 2025:

Three Months Ended
	March 31, 2026	June 30, 2026	September 30, 2026
Inland market:
Term	0% – 2%	1% – 3%	2% – 4%
Spot	(4)% – (6)%	(2)% – (4)%	4% – 6%
Coastal market (a):
Term	19% – 21%	(2)% – (4)%	11% – 13%
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

Marine Transportation Costs and Expenses

Costs and expenses for the 2026 third quarter and first nine months increased 15% and 11%, respectively, compared to the 2025 third quarter and first nine months. Costs of sales and operating expenses for the 2026 third quarter and first nine months increased 18% and 13%, respectively, compared with the 2025 third quarter and first nine months. The increase for the 2026 third quarter and first nine months was driven by higher fuel costs and inflationary cost pressures including wage increases that went into effect on July 1, 2026.

The inland marine transportation fleet operated an average of 294 towboats during the 2026 third quarter, of which an average of 86 were chartered, compared to 270 during the 2025 third quarter, of which an average of 61 were chartered. The Company charters in or releases chartered towboats in an effort to balance horsepower needs with current requirements, taking into account variability in demand or anticipated demand, addition or removal of tank barges from the fleet, chartered towboat availability, and weather or water conditions. The Company has historically used chartered towboats for approximately one-fourth of its horsepower requirements.

During the 2026 third quarter, inland operations consumed 13.8 million gallons of diesel fuel compared to 12.5 million gallons consumed during the 2025 third quarter. The average price per gallon of diesel fuel consumed during the 2026 third quarter was $3.91 per gallon compared with $2.46 per gallon for the 2025 third quarter. During the 2026 first nine months, inland operations consumed 39.3 million gallons of diesel fuel compared to 37.0 million gallons consumed during the 2025 first nine months. The average price per gallon of diesel fuel consumed during the 2026 first nine months was $3.49 per gallon compared with $2.46 per gallon for the 2025 first nine months. Fuel escalation and de-escalation clauses are typically included in term contracts and are designed to rebate fuel costs when prices decline and recover additional fuel costs when fuel prices rise; however, there is generally a 30 to 120 day delay before contracts are adjusted. Spot contracts do not have escalators for fuel.

Selling, general and administrative expenses for the 2026 third quarter and first nine months increased 5% and 6%, respectively, compared to the 2025 third quarter and first nine months. The increase in selling, general and administrative expenses for the 2026 third quarter and first nine months as compared to the 2025 third quarter and first nine months was primarily due to continued inflationary cost pressures, including higher medical costs, and salary and wage increases that went into effect on July 1, 2026.

Depreciation and amortization for both the 2026 third quarter and first nine months increased 8% compared to the 2025 third quarter and first nine months. The increase was primarily due to capital additions during 2025 and the first nine months of 2026, as well as equipment acquisitions.

Marine Transportation Operating Income and Operating Margin

KMT operating income for the 2026 third quarter and first nine months increased 26% and 6%, respectively, compared with the 2025 third quarter and first nine months. The 2026 third quarter operating margin was 19.7% compared with 18.3% for the 2025 third quarter. The 2026 first nine months operating margin was 18.1% compared with 18.9% for the 2025 first nine months. The increase in operating income as compared to the 2025 third quarter and first nine months was primarily due to higher spot and term pricing in the inland market, partially offset by higher fuel costs. During the second quarter of 2026, rapidly rising fuel prices temporarily compressed operating income and operating margins in the inland market due to the inherent lag in the Company's contractual fuel escalation mechanisms. Because fuel-related pricing adjustments under term contracts generally become effective 30 to 120 days after fuel cost increases are incurred, the Company was unable to fully recover the impact of higher fuel costs during the second quarter. Rising fuel costs continued in the 2026 third quarter as higher costs were mitigated but not fully offset by cost escalators and rate recovery mechanisms. The Company expects these costs to be substantially recovered in subsequent quarters as contractual fuel escalation provisions take effect.

Distribution and Services

The following table sets forth KDS revenues, costs and expenses, operating income, and operating margin (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Distribution and services revenues	$408,482	$386,220	6%	$1,140,823	$1,058,623	8%

Costs and expenses:
Costs of sales and operating expenses	296,861	280,049	6	836,859	766,608	9
Selling, general and administrative	50,014	50,081	—	154,516	152,154	2
Taxes, other than on income	2,438	2,472	(1)	7,105	7,216	(2)
Depreciation and amortization	10,745	10,949	(2)	32,422	31,950	1
	360,058	343,551	5	1,030,902	957,928	8
Operating income	$48,424	$42,669	13%	$109,921	$100,695	9%
Operating margins	11.9%	11.0%		9.6%	9.5%

Distribution and Services Revenues

The following table shows the markets serviced by KDS, the revenue distribution, and the customers for each market:

Markets Serviced	2026 Third Quarter Revenue Distribution	2026 Nine Months Revenue Distribution	Customers
Commercial and Industrial	44%	47%

Inland River Carriers — Dry and Liquid, Offshore Towing — Dry and Liquid, Offshore Oilfield Services — Drilling Rigs & Supply Boats, Harbor Towing, Dredging, Great Lakes Ore Carriers, Pleasure Crafts, On and Off-Highway Transportation, Pumping Stations, Mining

Power Generation	46%	43%	Power Generation & Standby Power Generation Equipment, Power Generation Rentals & Related Service, Data Centers
Oil and Gas	10%	10%	Oilfield Services, Oil and Gas Operators and Producers

KDS revenues for the 2026 third quarter and first nine months increased 6% and 8%, respectively, compared with the 2025 third quarter and first nine months. KDS operating income for the 2026 third quarter and first nine months increased 13% and 9%, respectively, compared with the 2025 third quarter and first nine months.

In the commercial and industrial market, revenues and operating income increased compared to the 2025 third quarter and first nine months due to higher business levels in marine repair. In the power generation market, revenues and operating income increased compared to the 2025 third quarter and first nine months due to increased demand for backup, prime power and critical power applications. In the oil and gas market, revenues and operating income decreased compared to the 2025 third quarter and first nine months, impacted by lower levels of conventional oilfield activity which resulted in decreased demand for new transmissions and parts, partially offset by deliveries of electric fracturing equipment.

Distribution and Services Costs and Expenses

Costs and expenses for the 2026 third quarter and first nine months increased 5% and 8%, respectively, compared with the 2025 third quarter and first nine months. Costs of sales and operating expenses for the 2026 third quarter and first nine months increased 6% and 9%, respectively, compared with the 2025 third quarter and first nine months. The increase for the 2026 third quarter and first nine months reflected higher deliveries of power generation equipment, partially offset by lower on-highway and conventional oilfield activity.

Selling, general and administrative expenses for the 2026 third quarter and first nine months was flat and up 2%, respectively, compared to the 2025 third quarter and first nine months. The first nine months increase reflects higher business activity levels and inflationary cost pressures.

Distribution and Services Operating Income and Operating Margin

KDS operating income for the 2026 third quarter and first nine months increased 13% and 9%, respectively, compared with the 2025 third quarter and first nine months. The 2026 third quarter operating margin was 11.9% compared to 11.0% for the 2025 third quarter. The 2026 first nine months operating margin was 9.6% compared to 9.5% for the 2025 first nine months. The results reflect increased demand in power generation from data centers and prime power customers and higher marine repair activity and deliveries of electric fracturing equipment, partially offset by lower conventional oilfield activity.

General Corporate Expenses

General corporate expenses for the 2026 third quarter and first nine months increased compared to the 2025 third quarter and first nine months, driven primarily by increases in professional fees and incentive compensation. The 2026 first nine months was also impacted by higher insurance costs.

(Gain) Loss on Disposition of Assets

The Company reported a net loss on disposition of assets of $0.8 million and a net gain of $3.0 million for the 2026 and 2025 third quarters, respectively. The Company reported a net gain on disposition of assets of $1.3 million and $4.8 million for the 2026 and 2025 first nine months, respectively. The dispositions were primarily from sales of marine transportation equipment and the sale of a KDS facility in the 2026 first quarter.

Other Income and Expenses

The following table sets forth other income, noncontrolling interests, and interest expense (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Other income	$7,261	$5,557	31%	$21,569	$15,703	37%
Noncontrolling interests	$(94)	$(242)	(61)%	$(292)	$(627)	53%
Interest expense	$(11,269)	$(11,838)	(5)%	$(32,496)	$(35,105)	(7)%

Other Income

Other income for the 2026 and 2025 third quarters includes income of $6.1 million and $4.6 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans. Other income for the 2026 and 2025 first nine months includes income of $18.3 million and $13.7 million, respectively, for all components of net benefit costs except the service cost component related to the Company’s defined benefit plans.

Interest Expense

The following table sets forth average debt and average interest rate (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average debt	$1,058,670	$1,057,714	$1,007,003	$1,051,279
Average interest rate	4.3%	4.5%	4.4%	4.5%

Interest expense for the 2026 third quarter and first nine months decreased 5% and 7%, respectively, compared with the 2025 third quarter and first nine months, primarily due to lower average interest rate in the 2026 third quarter and first nine months. Interest expense excludes capitalized interest for the 2026 third quarter and first nine months of $0.3 million and $0.8 million, respectively. Interest expense excludes capitalized interest for the 2025 third quarter and first nine months of $0.3 million and $0.8 million, respectively.

Financial Condition, Capital Resources and Liquidity

Balance Sheets

The following table sets forth the significant components of the balance sheets (dollars in thousands):

	September 30, 2026	December 31, 2025	% Change
Assets:
Current assets	$1,323,540	$1,077,855	23%
Property and equipment, net	4,168,004	4,098,058	2
Operating lease right-of-use assets	159,790	193,276	(17)
Goodwill	438,748	438,748	—
Other intangibles, net	25,003	30,165	(17)
Other assets	171,315	169,943	1
	$6,286,400	$6,008,045	5%

Liabilities and stockholders’ equity:
Current liabilities	$777,232	$706,524	10%
Long-term debt, net – less current portion	1,066,653	911,924	17
Deferred income taxes	841,805	826,373	2
Operating lease liabilities – less current portion	142,949	169,854	(16)
Other long-term liabilities	14,469	10,577	37
Total equity	3,443,292	3,382,793	2
	$6,286,400	$6,008,045	5%

Current assets as of September 30, 2026 increased 23% compared with December 31, 2025. Trade accounts receivable increased 50% primarily due to higher business activity levels in both KMT and KDS. Inventories – net increased 7% primarily due to the impact of higher business activity levels and supply delays in KDS resulting in the buildup of inventory for mainly power generation projects that are scheduled to be delivered in 2026 fourth quarter and into 2027. Prepaid expenses and other current assets increased 35% primarily due to higher prepaid fuel as a result of an increase in the price of diesel fuel.

Property and equipment, net of accumulated depreciation, at September 30, 2026 increased 2% compared with December 31, 2025. The increase reflected $191.4 million of capital additions (including an increase in accrued capital expenditures of $2.1 million) and $95.8 million of equipment acquisitions in the 2026 first nine months, partially offset by $204.9 million of depreciation expense and $12.4 million of property disposals more fully described under Cash Flow and Capital Expenditures below.

Operating lease right-of-use assets as of September 30, 2026 decreased 17% compared with December 31, 2025, primarily due to lease amortization expense, partially offset by new leases acquired in the 2026 first nine months.

Other intangibles, net, as of September 30, 2026 decreased 17% compared with December 31, 2025, due to amortization during the 2026 first nine months.

Current liabilities as of September 30, 2026 increased 10% compared with December 31, 2025. Accounts payable increased 20% primarily due to higher business activity levels and the timing of inventory purchases and shipyard payments. Deferred revenues increased 20%, primarily due to deposits on equipment expected to be shipped in 2026 fourth quarter and into 2027 in KDS.

Long-term debt, net – less current portion, as of September 30, 2026 increased 17% compared with December 31, 2025, primarily reflecting increased borrowings under the 2031 Revolving Credit Facility.

Operating lease liabilities – less current portion, as of September 30, 2026 decreased 16% compared with December 31, 2025, primarily due to lease payments made, partially offset by new leases acquired and liability accretion.

Total equity as of September 30, 2026 increased 2% compared with December 31, 2025. Net earnings attributable to Kirby of $281.7 million, amortization of share-based compensation of $14.9 million, and stock option exercises of $4.3 million were partially offset by treasury stock purchases of $224.2 million and tax withholdings of $6.7 million on RSU vestings.

Long-Term Financing

The following table summarizes the Company’s outstanding debt (in thousands):

	September 30, 2026	December 31, 2025
Long-term debt, including current portion:
Revolving Credit Facility due March 26, 2031 (a)	$270,000	$45,000
Term Loan due July 29, 2027 (b)	—	70,000
4.2% senior notes due March 1, 2028	500,000	500,000
3.46% senior notes due January 19, 2033	60,000	60,000
3.51% senior notes due January 19, 2033	240,000	240,000
Credit line due June 30, 2028	—	—
Bank notes payable	5,098	7,357
	1,075,098	922,357
Unamortized debt discounts and issuance costs	(3,347)	(3,076)
	$1,071,751	$919,281
(a)
Variable interest rate of 4.8% at September 30, 2026 and 5.0% at December 31, 2025.
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

Borrowings under the 2031 Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a SOFR or a base rate, plus an interest rate margin which ranges from 87.5 to 150 basis points for SOFR loans and 0 to 50 basis points for base rate loans based on the Company’s credit rating. The commitment fee on the unused available credit ranges from 7 to 20 basis points based on the Company’s credit rating. The Maturity Date may be extended for up to two additional one-year periods with the consent of the Company and lenders holding at least 50 percent of the commitments under the 2031 Credit Agreement. The 2031 Credit Agreement contains customary provisions regarding permitted uses, events of default, and covenants substantively similar to those in the 2027 Credit Agreement, including the maintenance of an interest coverage ratio of no less than 2.5 to 1.0 and a debt to capitalization of no more than or equal to 60 percent (with all calculations based on definitions contained in the 2031 Credit Agreement). Outstanding letters of credit under the 2031 Revolving Credit Facility were $6,000 and available borrowing capacity was $480.0 million as of September 30, 2026.

The Company has a $20 million Credit Line with Bank of America for short-term liquidity needs and letters of credit, with a maturity date of June 30, 2028. Outstanding letters of credit under the Credit Line were $8.0 million and available borrowing capacity was $12.0 million as of September 30, 2026.

As of September 30, 2026, the Company was in compliance with all covenants under its debt instruments. For additional information about the Company’s debt instruments, see Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flow and Capital Expenditures

The Company generated positive operating cash flows during the 2026 first nine months with net cash provided by operating activities of $313.4 million compared with $358.0 million for the 2025 first nine months, a 12% decrease. The decrease in operating cash flows was mainly due to the timing of accounts receivable collections, partially offset by the timing of accounts payable payments and increased customer deposits in 2026 as compared to 2025. During the 2026 and 2025 first nine months, the Company generated cash of $9.8 million and $28.3 million, respectively, from proceeds from the disposition of assets, and $4.3 million and $0.3 million, respectively, from proceeds from the exercise of stock options.

For the 2026 first nine months, cash generated was used for capital expenditures of $189.3 million, including $158.4 million associated with marine maintenance capital and improvements to existing inland and coastal marine equipment and facility improvements, as well as $30.9 million for growth spending in both segments. The growth spending is related to inland equipment construction and equipment for use in a variety of KDS markets including power generation, electric fracturing operations, and other industrial applications. In addition, the Company used cash of $95.8 million for marine equipment acquisitions in the 2026 first nine months.

Treasury Stock Purchases

During the 2026 first nine months, the Company purchased 1.7 million shares of its common stock for $224.2 million, at an average price of $134.82 per share. Subsequent to September 30, 2026 and through November 5, 2026, the Company purchased an additional 0.3 million shares of its common stock for $41.5 million, at an average price of $136.67 per share. As of November 5, 2026, the Company had approximately 5.2 million shares available under its existing purchase authorizations. Historically, treasury stock purchases have been financed through operating cash flows and borrowings under the Company’s Revolving Credit Facility. The Company is authorized to purchase its common stock on the New York Stock Exchange and in privately negotiated transactions. When purchasing its common stock, the Company is subject to price, trading volume, and other market considerations. Shares purchased may be used for reissuance upon the exercise of stock options or the granting of other forms of incentive compensation, in future acquisitions for stock, or for other appropriate corporate purposes. For more information about stock purchases in the 2026 third quarter, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Liquidity

Funds generated from operations are available for acquisitions, capital expenditure projects, common stock purchases, repayments of borrowings, and for other corporate and operating requirements. In addition to net cash flows provided by operating activities, as of November 5, 2026 the Company also had cash and cash equivalents of $48.1 million, availability of $385.0 million under its 2031 Revolving Credit Facility, and $12.0 million available under its Credit Line.

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

The 2031 Revolving Credit Facility’s commitment is in the amount of $750 million and matures March 26, 2031, with $270.0 million outstanding at September 30, 2026. The $500 million 4.2% senior unsecured notes do not mature until March 1, 2028 and require no prepayments. The $60 million of 3.46% series A notes and $240 million of 3.51% series B notes do not mature until January 19, 2033 and require no prepayments.

There are numerous factors that may negatively impact the Company’s cash flows in 2026. For a list of significant risks and uncertainties that could impact cash flows, see Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited), Part II, Item 1A-Risk Factors of this Form 10-Q, Item 1A-Risk Factors and Note 14, Contingencies and Commitments, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A-Risk Factors of its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2026. Amounts available under the Company’s existing financial arrangements are subject to the Company continuing to meet the covenants of the credit facilities as described in Note 5, Long-Term Debt, of the Notes to Condensed Financial Statements (Unaudited) as well as Note 5, Long-Term Debt, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company has issued guaranties or obtained standby letters of credit and performance bonds supporting performance by the Company and its subsidiaries of contractual or contingent legal obligations of the Company and its subsidiaries incurred in the ordinary course of business. The aggregate notional value of these instruments is $29.4 million at September 30, 2026, including $12.6 million in letters of credit and $16.8 million in performance bonds. All of these instruments have an expiration date within approximately two years. The Company does not believe demand for payment under these instruments is likely and expects no material cash outlays to occur in connection with these instruments.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of September 30, 2026, as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Contingencies and Commitments, of the Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

The Company continues to be subject to the risk factors previously disclosed in its “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A, “Risk Factors,” of its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2026.

Since the filing of its Form 10‑K, the U.S. government issued a 60‑day waiver of the Jones Act on March 17, 2026, and subsequently extended the waiver two additional times with a current expiration date of November 15, 2026. The waiver may increase competition from non‑U.S. vessels in certain markets served by KMT. Although the Company has not experienced a material adverse impact from the waiver to date, any further extension, expansion, or future reinstatement of the waiver could adversely affect the Company’s operations, financial condition, and results of operations, and there can be no assurance that such impacts would not be material.

Changes in governmental or legislative priorities and policies could delay or reduce investment in data center infrastructure and related power generation. Any such reductions or delays could adversely affect demand for power generation equipment and services in KDS and, consequently, the Company’s operations, financial condition, and results of operations, and there can be no assurance that such impacts would not be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1 — July 31, 2026	247,378	$139.09	—	—
August 1 — August 31, 2026	288,000	$135.84	—	—
September 1 — September 30, 2026	280,856	$136.48	—	—
Total	816,234	$137.04	—	—

Purchases of the Company’s common stock during the 2026 third quarter were made in the open market pursuant to a discretionary authorization by the Board of Directors. For more information about stock purchases in the 2026 first nine months and other information responsive to this Item, see “Treasury Stock Purchases” in Financial Condition, Capital Resources and Liquidity included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 5. Other Information

There were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the 2026 third quarter by the Company’s directors and Section 16 officers.

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

Dated: November 6, 2026